Form 10QSB
period 1995-06-30
CAPITAL RESERVE CORP
filed 1995-08-14
CIK 707674

                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-QSB


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended:  06/30/95

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                For the transition period from _____ to _____


                         Commission file number: 0-17232


                            CAPITAL RESERVE CORPORATION
        (Exact name of small business issuer as specified in its charter)

                   COLORADO                              84-0888594
       (State or other jurisdiction of                  (IRS Employer
        incorporation or organization)                Identification No.)


               7860 EAST BERRY PLACE, SUITE 120, ENGLEWOOD, COLORADO 80111
                          (Address of principal executive offices)


                                      (303) 220-5030
                               (Issuer's telephone number)


                                       NOT APPLICABLE
                    (Former name, former address, and former fiscal year,
                                  if changed since last report)


     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days: Yes    No  X
                                                                       ---   ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                612,711 SHARES OF CLASS A COMMON STOCK, NO PAR VALUE, AS OF
                                          JUNE 30, 1995


Exhibit index on page 10                                     Page 1 of __ pages

Board of Directors
Capital Reserve Corporation


                        Independent Accountants' Report


     The accompanying consolidated balance sheet of Capital Reserve Corporation as of June 30, 1995, and the related consolidated statements of operations for the three months and six months ended June 30, 1995 and 1994 and cash flows for the six months ended June 30, 1995 and 1994, were not audited by us, and, accordingly, we do not express an opinion on them.

     Consistent with the requirements of Item 310(b) of Regulation S-B management has elected to omit substantially all of the disclosures required by generally accepted accounting principles. If the omitted disclosures were included in the financial statements, they might influence the user's conclusions about the Company's financial position, results of operations, and its cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.

                                       John M. Hanson & Company, P.C.






Denver, Colorado

July 26, 1995

                         CAPITAL RESERVE CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1995
                                  (UNAUDITED)



                                     ASSETS


CURRENT ASSETS

Cash and cash equivalents                           $   658,254
Cash investments                                         93,000
Other current assets                                     65,449
                                                     ----------
  Total current assets                                  816,703
RENTAL PROPERTY AND EQUIPMENT - AT COST

Rental real estate                        $361,285
Other property                             147,983
                                           -------
                                           509,268

Less accumulated depreciation              (74,913)     434,355
                                           -------
OTHER ASSETS                                             35,441
                                                     ----------
                                                     $1,286,499
                                                     ----------
                                                     ----------


                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

  Notes payable - related party (Note B)            $   325,077
  Accounts payable and accrued liabilities               61,827
                                                     ----------
    Total current liabilities                           386,904

STOCKHOLDERS' EQUITY

  Class A common stock                                3,144,102
  Class B preferred stock                                50,000
  Accumulated deficit                                (2,292,507)
                                                     -----------
                                                        901,595
  Less treasury stock - at cost (Note B)                 (2,000)
                                                      ----------
    Total stockholders' equity                          899,595
                                                      ----------
                                                     $1,286,499
                                                      ----------
                                                      ----------




          See accountants' report and notes to financial statements

                         CAPITAL RESERVE CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                         Three months ended      Six months ended
                                              June 30,               June 30,
                                         --------------------  --------------------
                                           1995       1994       1995       1994
                                         ---------  ---------  ---------  ---------
                                                                         (Restated)
Revenue
  Rental                                 $ 26,042       *      $  45,211     30,529
  Commissions                               3,813                  8,747      8,321
  Interest and dividends                   12,775                 24,949        339
  Other                                     9,320                 12,254     14,385
                                         --------              ---------  ---------
                                           51,950                 91,161  $  53,574

Expenses
  General and administrative               95,334                172,338    112,401
  Rental                                   21,834                 45,583     39,370
  Interest (Note B)                             -                      -     28,890
  Depreciation                              1,493                  2,986      2,473
                                         --------              ---------  ---------
                                          118,661                220,907    183,134
                                         --------              ---------  ---------

  Net loss from continuing
   operations                            $(66,711)             $(129,746) $(129,560)

  Loss from discontinued
   operations (net of
   applicable income taxes)                     -                      -   (220,249)
                                         --------              ---------  ---------


  Net (loss) before extraordinary
   item                                   (66,711)              (129,746)  (349,809)

  Extraordinary item - gain
   on extinguishment of debt
   (net of applicable income
   taxes) (Note B)                         68,538                 68,538          -
                                         --------              ---------  ---------
  Net income (loss)                       $ 1,827              $ (61,208) $(349,809)
                                         --------              ---------  ---------
                                         --------              ---------  ---------


  *See separate Consolidated Statement of Operations three months ended June 30, 1994


          See accountants' report and notes to financial statements

                       CAPITAL RESERVE CORPORATION
                   CONSOLIDATED STATEMENT OF OPERATIONS
                                (UNAUDITED)


                                                 Three months ended    Six months ended
                                                      June 30,              June 30,
                                                 ------------------    ----------------
                                                  1995       1994       1995      1994
                                                  ----       ----       ----      ----
                                                                               (Restated)
Net income (loss) per common share
  Loss from continuing
   operations                                     $(.10)               $(.20)    $(.20)
  Loss from discontinued
   operations                                         -                    -      (.34)
                                                  -----      -----     -----     -----
  Net (loss) before
   extraordinary item                              (.10)                (.20)     (.54)

  Extraordinary item                                .10                  .10         -
                                                  -----      -----    ------     -----
  Net income (los)                                 $.00                $(.10)    $(.54)
                                                  -----      -----    ------     -----
                                                  -----      -----    ------     -----










          See accountants' report and notes to financial statements

                       CAPITAL RESERVE CORPORATION
                  CONSOLIDATED STATEMENT OF OPERATIONS
                     THREE MONTHS ENDED JUNE 30, 1994
                                (UNAUDITED)



Revenue

  Premiums earned                                     $ 356,290
  Less premiums ceded                                    (3,712)
                                                      ---------
  Net premiums earned                                   352,578
  Net investment income                                  90,500
  Commissions and other income                            4,443
  Loss on investments                                  (373,525)
                                                      ---------
                                                         73,996
Expenses

  Death and other benefits                              177,137
  Less reinsurance recoveries                                 -
                                                      ---------
  Net death and other benefits                          177,137
  Change in future policy benefits                      (17,805)
  Commissions                                            74,468
  General expenses                                       59,535
  Taxes, licenses and fees                                7,204
  Interest expense                                       12,261
  Coinsurance expense                                       143
                                                      ---------
                                                        312,943
                                                      ---------
  Loss from operations before income taxes             (238,947)
  Income taxes credit
    Deferred                                            (30,665)
                                                      ---------
  Net loss                                            $(269,612)
                                                      ---------
                                                      ---------
  Net loss per common share                           $    (.42)
                                                      ---------
                                                      ---------






          See accountants' report and notes to financial statements

                       CAPITAL RESERVE CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)


                                                         Six months ended
                                                             June 30,
                                                      ---------------------
                                                        1995        1994
                                                      --------    ---------
                                                               (Restated)
Cash flows from operating activities:
  Net loss                                            $(61,208)   $(349,808)

  Reconciling adjustments:
    Depreciation and amortization                       15,142        6,462
    Gain on sale of assets                             (12,244)      (9,292)
    Gain on extinguishment of debt                     (68,538)
  Changes in assets and liabilities:
    Other current assets                                 8,895       (1,744)
    Accounts payable and accrued liabilities             5,887        3,214
                                                      --------    ---------
      Total adjustments                                (50,858)      (1,360)
                                                      --------    ---------
    Net cash used for continuing operations           (112,066)    (351,168)
  Discontinued operations                                    -      330,456
                                                      --------    ---------
    Net cash used for operating activities            (112,066)     (20,712)

Cash flows from investing activities:
  Investment in common stock                           (27,385)     (17,918)
  Proceeds from sale of assets                          36,601       58,829
  Purchase of property                                 (66,613)           -
  Purchase of treasury stock                            (2,000)           -
                                                      --------    ---------
    Net cash provided by investing activities           40,603       40,911

Cash flows from financing activities:
  Payment on note payable - related party             (115,000)           -
                                                      --------    ---------
    Net cash used for financing activities            (115,000)           -
                                                      --------    ---------
  Net change in cash and cash equivalents             (186,463)      20,199
  Cash and cash equivalents at beginning of period     844,717       12,958
                                                      --------    ---------
  Cash and cash equivalents at end of period          $658,254      $33,157
                                                      --------    ---------
                                                      --------    ---------


          See accountants' report and notes to financial statements

                       CAPITAL RESERVE CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30,1995
                               (UNAUDITED)



NOTE A - MANAGEMENT'S STATEMENTS

In the opinion of management, the accompanying unaudited consoli-dated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Capital Reserve Corporation as of June 30, 1995, and the results of operations and cash flows for the three months and six months ended June 30, 1995 and 1994, except as stated in the following paragraph. The Notes to the Consoli-dated Financial Statements which are contained in the Form 10-K should be read in conjunction with these consolidated financial statements.

In October, 1994, the Company sold 100% of the outstanding stock of First West Life Insurance Company and its subsidiary First West Life Insurance Company of New Mexico. Generally accepted accounting principles (GAAP) require that the consolidated statement of operations as of June 30, 1994 be restated to reflect the operations of the companies sold as discontinued operations. The statement of operations for the three months ended June 30, 1994 has not been restated herein. The consoli-dated statements of operations and cash flows for the six months ended June 30, 1994 have been restated as required by GAAP.

The accumulated deficit as of December 31, 1994, has been restat-ed to reflect prior period adjustments which increase equity by $39,141.

NOTE B - ACQUISITION OF LIFE INSURANCE COMPANY

Effective June 29, 1988, the Company acquired 100% of the out-standing stock of First West Financial Services and its subsid-iary, First West Life Insurance Company, in exchange for 100,000 shares of the Company's Class A common stock with an estimated fair market value of $1,000,000. The Company paid $931,304 in cash and recorded a liability to the shareholders of the life insurance company of $459,000, accruing interest at 9%. The due date of this liability is contingent upon the life insurance company creating a minimum stated surplus or a sale of certain business assets at a minimum stated amount.

In connection with the acquisition of a life insurance company, the Company had agreed to pay the sellers an additional $150,000 if a certain price and marketability of the stock issued in the acquisition was not attained at the end of the two years follow-ing the date of purchase.

Prior to adjustment, the balance of these liabilities at December 31, 1994 was $559,000 plus $224,869 in accrued interest. The Company contested these liabilities and adjusted the balance owed in its December 31, 1994, financial statements to $508,615 with no accrued interest.

The Company paid one of these shareholders, owning a one third interest, $117,000 during the quarter ended June 30, 1995, in full satisfaction of his debt and to acquire his stock in the Company. Two thousand dollars has been recorded as the cost of this treasury stock.

An extraordinary gain of $68,538 was recorded related to this settlement. The Company is contesting the remaining liabilities.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 1995 was $429,799, as compared to $516,193 at December 31, 1994. Current liabilities at December 31, 1994 included notes payable to a related party of $508,615, which is being contested by the Company. During the quarter ended June 30, 1995, the Company reached a settlement with one of the shareholders of the related party. Accordingly, at June 30, 1995, the note payable is reflected as $325,077. The settlement also resulted in the shareholder returning his 33,333 shares of Class A common stock back to the Company. See Note B to the financial statements.

During the quarter ended June 30, 1995, the Company expended funds aggregating $27,023 for certain improvements made to the rental property (approximately $18,500) and for computer equip-ment for the office (approximately $8,500).

RESULTS OF OPERATIONS


The Company's only operations at this time consist of the rental of office space. Such rental operations are generating positive cash flow; however, the depreciation attributed to the rental property (which is included in rental expense) results in a loss.

General and administrative expenses for the six months ended June 30, 1995 include legal fees of $42,632, respectively, incurred in connection with the dispute over the note payable described above and certain matters related to the disposition of the life insurance subsidiary. Subsequent to June 30, 1995, the Company reached an agreement with another shareholder involved in the dispute over the note payable, leaving one remaining shareholder involved in the dispute. Accordingly, management of the Company expects to incur a significant amount of legal fees in the third quarter.

Also included in general and administrative expenses for the six month period are accounting and actuary fees of $29,777 which related primarily to the disposition of the life insurance subsidiary.

The settlement with regard to the note payable described above resulted in an extraordinary gain of $68,538. See Note B to the financial statements.

Results of operations for the periods ended June 30, 1995 cannot be compared to the periods ended June 30, 1994. As indicated in Note A to the financial statements, the Company sold its life insurance subsidiary, First West Life Insurance Company, in October 1994.

                         PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES.

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


          Not applicable.

ITEM 5.   OTHER INFORMATION.

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  EXHIBITS.  None.

REGULATION
S-K NUMBER     EXHIBIT

10.1           Agreement of Non-Adjudicated Settlement with Dennis G. Haley

27             Financial Data Schedule

          (b)  REPORTS ON FORM 8-K.  None.


                                   SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CAPITAL RESERVE CORPORATION
                                       (Registrant)


Date:  August 14, 1995                  By: /s/ Ralph W. Newton, Jr.
              ---                          -------------------------
                                           Ralph W. Newton, Jr.
                                           Principal Financial and Accounting
                                           Officer and President