Form 10QSB
period 1995-09-30
CAPITAL RESERVE CORP
filed 1995-11-14
CIK 707674

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended:  09/30/95

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from          to

                         Commission file number: 0-17232

                           CAPITAL RESERVE CORPORATION
        (Exact name of small business issuer as specified in its charter)

         COLORADO
(State or other jurisdiction of                          84-0888594
incorporation or organization)                (IRS Employer Identification No.)



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

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ____
No __X__

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           579,378 SHARES OF CLASS A COMMON STOCK, NO PAR VALUE, AS OF
                               SEPTEMBER 30, 1995

Exhibit index on page 10                                      Page 1 of 11 pages

Board of Directors

Capital Reserve Corporation

                         Independent Accountants' Report

     The accompanying consolidated balance sheet of Capital Reserve Corporation as of September 30, 1995, and the related consolidated statements of operations for the three months and nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994, were not audited by us, and, accordingly, we do not express an opinion on them.

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


                                   John M. Hanson & Company, P.C.








Denver, Colorado

November 6, 1995

                           CAPITAL RESERVE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1995
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                      $  432,380
  Cash investments                                                   93,000
  Other current assets                                               89,272
                                                                 ----------
     Total current assets                                           614,652

RENTAL PROPERTY AND EQUIPMENT - AT COST
  Rental real estate                                  $361,285
  Other property                                       147,983
                                                    ----------
                                                       509,268
  Less accumulated depreciation                       (83,331)      425,937
                                                    ----------
OTHER ASSETS                                                         35,441
                                                                 ----------
                                                                 $1,076,030
                                                                 ----------
                                                                 ----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable - related party (Note B)                         $  183,538
  Accounts payable and accrued liabilities                           29,057
                                                                 ----------

     Total current liabilities                                      212,595

STOCKHOLDERS' EQUITY
  Class A common stock                                            3,144,102
  Class B preferred stock                                            50,000
  Accumulated deficit                                           (2,326,667)
                                                                 ----------
                                                                    867,435
  Less treasury stock - at cost (Note B)                            (4,000)
                                                                 ----------
     Total stockholders' equity                                     863,435
                                                                 ----------
                                                                 $1,076,030
                                                                 ----------
                                                                 ----------







            See accountants' report and notes to financial statements

                           CAPITAL RESERVE CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (PAGE 1 OF 2)
                                   (Unaudited)

                                Three months ended       Nine months ended
                                   September 30,            September 30,
                               --------------------    --------------------
                                   1995        1994        1995        1994
                               --------   ---------    --------   ---------
                                          (Restated)              (Restated)
Revenue
     Rental                    $ 32,039   $  15,174    $ 77,250   $  45,703
     Interest and dividends       8,869         360      33,818         699
     Other                         (627)      3,068      11,627      17,453
                               --------   ---------    --------   ---------
                                 40,281      18,602     122,695      63,855
Expenses
     General and administrative  67,012      52,475     239,350     164,875
  Rental                         25,766      27,990      71,349      67,360
  Interest (Note B)                   -       1,800           -      30,690
  Depreciation                    2,041       2,428       5,027       4,901
                               --------   ---------    --------   ---------
                                 94,819      84,693     315,726     267,826
                               --------   ---------    --------   ---------
Net loss from continuing
  operations                    (54,538)    (66,091)   (193,031)   (203,971)

Income (loss) from discontinued
  operations (net of applicable
  income taxes)                   4,839     (60,108)     13,586    (272,036)
                               --------   ---------    --------   ---------
Net (loss) before extraordinary
  item                          (49,699)   (126,199)   (179,445)   (476,007)

Extraordinary item - gain
    on extinguishment of debt
    (net of applicable income
    taxes) (Note B)              15,539           -      84,077           -
                               --------   ---------    --------   ---------
Net income (loss)              $(34,160)  $(126,199)   $(95,368)  $(476,007)
                               --------   ---------    --------   ---------
                               --------   ---------    --------   ---------




            See accountants' report and notes to financial statements

                           CAPITAL RESERVE CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (PAGE 2 OF 2)
                                   (Unaudited)

                                 Three months ended       Nine months ended
                                    September 30,           September 30,
                                -------------------      ------------------
                                   1995        1994        1995        1994
                                -------    --------      ------     -------
                                                                  (Restated)
Net income (loss) per common share
  Loss from continuing
    operations                  $  (.09)   $   (.10)     $ (.30)    $  (.32)
  Earnings (loss) from
    discontinued operations         .01        (.09)        .02        (.42)
                                -------    --------      ------     -------
Net (loss) before
  extraordinary item               (.08)       (.19)       (.28)       (.74)

Extraordinary item                  .02           -         .13           -
                                -------    --------      ------     -------

Net income (loss)               $  (.06)   $   (.19)     $ (.15)    $  (.74)
                                -------    --------      ------     -------
                                -------    --------      ------     -------



            See accountants' report and notes to financial statements

                           CAPITAL RESERVE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                     Nine months ended
                                                        September 30,
                                                 ------------------------
                                                      1995         1994
                                                   ----------  ----------
                                                                (Restated)
Cash flows from operating activities:
  Net loss from continuing operations               $(193,031)  $(203,971)
  Reconciling adjustments:
    Proceeds on investments held for trading                -      40,912
    Depreciation and amortization                      23,560      10,883
    Gain on sale of assets                            (10,458)     (9,337)
  Changes in assets and liabilities:
    Other current assets                               12,295      (4,790)
    Accounts payable and accrued liabilities           (3,501)     98,125
                                                   ----------  ----------
      Total adjustments                                21,896     135,793
                                                   ----------  ----------
     Net cash used for continuing operations         (171,135)    (68,178)
Discontinued operations                                13,586     328,165
Cash flows from investing activities:
  Investment in common stock                          (79,776)          -
  Proceeds from sale of assets                        136,601           -
  Purchase of property                                (66,613)    (14,209)
                                                   ----------  ----------
    Net cash used for investing activities             (9,788)    (14,209)
Cash flows from financing activities:
  Payment on note payable - related party            (241,000)          -
  Purchase of treasury stock                           (4,000)          -
                                                   ----------  ----------
    Net cash used for financing activities           (245,000)          -
                                                   ----------  ----------
Net change in cash and cash equivalents              (412,337)    245,778
Cash and cash equivalents at beginning of period      844,717     522,320
                                                   ----------  ----------
Cash and cash equivalents at end of period           $432,380    $768,098
                                                   ----------  ----------
                                                   ----------  ----------




            See accountants' report and notes to financial statements

                           CAPITAL RESERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1995
                                   (Unaudited)

NOTE A - MANAGEMENT'S STATEMENTS
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Capital Reserve Corporation as of September 30, 1995, and the results of operations and cash flows for the three months and nine months ended September 30, 1995 and 1994. The Notes to the Consolidated Financial Statements which are contained in the Form 10-K should be read in conjunction with these consolidated financial statements.

The accumulated deficit as of December 31, 1994, has been restated to reflect prior period adjustments which increase equity by $39,141. The 1994 statements of operations have been restated to reflect prior period adjustments.

NOTE B - ACQUISITION OF LIFE INSURANCE COMPANY
Effective June 29, 1988, the Company acquired 100% of the outstanding stock of First West Financial Services and its subsidiary, First West Life Insurance Company, in exchange for 100,000 shares of the Company's Class A common stock with an estimated fair market value of $1,000,000. The Company paid $931,304 in cash and recorded a liability to the shareholders of the life insurance company of $459,000, accruing interest at 9%. The due date of this liability was contingent upon the life insurance company creating a minimum stated surplus or a sale of certain business assets at a minimum stated amount.

In connection with the acquisition of a life insurance company, the Company had agreed to pay the sellers an additional $150,000 if a certain price and marketability of the stock issued in the acquisition was not attained at the end of the two years following the date of purchase.

Prior to adjustment, the balance of these liabilities at December 31, 1994 was $559,000 plus $224,869 in accrued interest. The Company contested these liabilities and adjusted the balance owed in its December 31, 1994, financial statements to $508,615 with no accrued interest.

The Company paid one of these stockholders, with a recorded liability of $183,538, $117,000 during the quarter ended June 30, 1995, in full satisfaction of all obligations and to acquire his stock in the Company. Two thousand dollars has been recorded as the cost of this treasury stock. An extraordinary gain of $68,538 was recorded related to this settlement.

The Company paid another of these stockholders, with a recorded liability of $141,539, $128,000 during the quarter ended September 30, 1995 in full satisfaction of all obligations, and to acquire his stock in the Company. Two thousand dollars has been recorded as the cost of this treasury stock. An extraordinary gain of $15,539 was recorded related to this settlement.

                           CAPITAL RESERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30,1995
                                   (Unaudited)

NOTE B - ACQUISITION OF LIFE INSURANCE COMPANY (CONTINUED)
The third stockholder, with a recorded liability of $183,538, has filed a civil action naming the Company as defendant seeking to recover approximately $354,000 for various claims. The Company intends to vigorously defend these claims, and believes the risk of liability for the total amount is slight.

NOTE C - CONTINGENCIES
The Company is a defendant in a lawsuit filed by shareholders of a subsidiary corporation for alleged securities violations. The suit asks for damages of up to $2.4 million. The Company believes the suit is completely without merit and intends to vigorously defend its position.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 1995 was $402,057, as compared to $516,193 at December 31, 1994. Current liabilities at December 31, 1994 included notes payable to a related party of $508,615, which is being contested by the Company. During the quarter ended September 30, 1995, the Company reached a settlement with the second of three of the shareholders of the related party, having settled with the first shareholder during the preceding quarter. Accordingly, at September 30, 1995, the note payable is reflected as $183,538. The settlement also resulted in the shareholder returning his 33,333 shares of Class A common stock back to the Company. See Note B to the financial statements.

RESULTS OF OPERATIONS

The Company's only operations at this time consist of the rental of office space. Such rental operations are generating positive cash flow; however, the depreciation attributed to the rental property (which is included in rental expense) results in a loss.

General and administrative expenses for the nine months ended September 30, 1995 include legal fees of $54,342, incurred in connection with the dispute over the note payable described above and certain matters related to the disposition of the life insurance subsidiary. As the Company has settled with two of the three shareholders involved in the dispute over the note payable, there remains one shareholder involved in the dispute. In addition, certain litigation was initiated against the Company in October, 1995. Accordingly, management of the Company expects to incur a significant amount of legal fees in the fourth quarter.

Also included in general and administrative expenses for the nine-month period are accounting and actuary fees of $32,605 which related primarily to the disposition of the life insurance subsidiary.

The settlements with regard to the note payable described above resulted in an extraordinary gain of $84,077 for the nine-month period. See Note B to the financial statements.

Results of operations for the periods ended September 30, 1995 cannot be compared to the periods ended September 30, 1994. As indicated in Note A to the financial statements, the Company sold its life insurance subsidiary, First West Life Insurance Company, in October 1994.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          On September 29, 1995, various individuals filed a suit in the United States District Court for the District of Nebraska against Premier Capital Investment Corporation, Capital Reserve Corporation, Ralph W. Newton, Jr., Henry W. Hall, Philip A. Bates, Donald Yee, Linda M. Opfer, and Dennis G. Haley. The litigation relates to the offer and sale of securities of Premier Capital Investment Corporation ("PCIC"), which was formerly a subsidiary of Capital Reserve Corporation, during the period of approximately 1988 through 1992. The complaint generally alleges fraud in connection with the sale of the securities of PCIC and asserts liability under the Racketeering Influenced and Corrupt Organizations Act ("RICO"), as well as several common law theories. Capital Reserve Corporation is vigorously defending the suit. Plaintiffs are seeking damages against all defendants in an aggregate amount of up to $2,400,000, together with interest, costs, and attorneys fees.

ITEM 2.   CHANGES IN SECURITIES.

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

ITEM 5.   OTHER INFORMATION.

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  EXHIBITS.  None.

REGULATION
S-K NUMBER     EXHIBIT

    10.1 Settlement Agreement and Mutual General Release by and between Donald Yee, Sheung K. Yee, Capital
               Reserve Corporation, and Ralph Newton

    27         Financial Data Schedule

          (b)  REPORTS ON FORM 8-K.  None.


                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CAPITAL RESERVE CORPORATION
                              (Registrant)


Date: November 13, 1995            By: /S/ Ralph W. Newton, Jr.
                                      -------------------------
                                        Ralph W. Newton, Jr.
                                        Principal Financial and Accounting
                                        Officer and President



12:09-30-95.10q