Form 10KSB/A
period 1994-12-31
CAPITAL RESERVE CORP
filed 1996-02-09
CIK 707674

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number: 0-17232

                           CAPITAL RESERVE CORPORATION
                 (Name of small business issuer in its charter)

          COLORADO                                     84-0888594
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

           7860 E. BERRY PLACE, SUITE 120, ENGLEWOOD, COLORADO 80111 (Address of principal executive offices including zip code)

         Issuer's telephone number, including area code: (303) 220-5030

      Securities registered under Section 12(b) of the Exchange Act:  NONE

         Securities registered under Section 12(g) of the Exchange Act:
               Title of class:  CLASS A COMMON STOCK, NO PAR VALUE
                         COMMON STOCK PURCHASE WARRANTS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to the filing requirements for the past 90 days.  Yes    No X
                                                             ---   ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

          Issuer's revenues for its most recent fiscal year.  $63,036

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 28, 1995: $34,065

Number of shares outstanding of registrant's Class A Common Stock, no par value, as of March 28, 1995:  646,044

                   Documents incorporated by reference:  NONE

    Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                                   ---    ---

Exhibit index on consecutive page                             Page 1 of    Pages
                                                                        --

                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS.

GENERAL

     Capital Reserve Corporation (the "Company") was incorporated under the laws of the State of Colorado on August 3, 1982, for the purpose of operating as a financial services holding company.

     On April 20, 1988, the Company completed its public offering of 6,000 units of equity securities (the "Units"), each Unit consisting of 50 shares of Common Stock and a variable number of Warrants. Each Warrant entitled the holder to purchase one-tenth of one share of Common Stock at a price of $1.00 until September 22, 1991. A total of 4,002 Units (consisting of 200,100 shares of Common Stock and 1,250,250 Warrants) were sold at a price of $500 per Unit, resulting in gross proceeds and net proceeds of $2,001,000 and $1,715,931, respectively. However, as of September 30, 1989, the Company had not received uncollected stock subscriptions totalling $15,000 for 30 Units (1,500 shares of Common Stock and 6,000 Warrants). This amount was reduced from stockholders' equity; therefore, the total number of Warrants exercisable was 1,244,250. The Warrants expired September 22, 1991 without any being exercised.

     Effective June 29, 1988, the Company acquired 100% of the outstanding stock of First West Financial Services, Inc. and its subsidiary, First West Life Insurance Company, ("First West Life") in exchange for 100,000 shares of the Company's Common Stock with an estimated fair market value of $10.00 per share, $931,304 cash, and a liability to the former shareholders of First West Life of $459,000. In addition, in connection with the acquisition of First West Life, the Company agreed to pay the former shareholders of First West Life an additional $150,000 if a certain price ($20.00 per share) and marketability of the stock issued in the Exchange was not attained at the end of two years after the date of the Exchange (June 29, 1990). See Item 3. Legal Proceedings, Item
12. Certain Relationships and Related Transactions, and Item 7. Financial Statements herein and the Notes included therein. The Company also incurred acquisition costs of $26,585 for legal and actuarial fees. This transaction was accounted for using the purchase method of accounting.

     During the quarter ended September 30, 1988, the Company invested $30,000 in 300,000 shares (100%) of the Class B common stock of Premier Capital Investment Corporation, a Colorado corporation ("Premier"). The holders of the shares of Class B common stock have the right to elect a majority of the Board of Directors of Premier. On August 31, 1990, Premier completed a private offering of its common stock and common stock purchase warrants, resulting in gross proceeds of $1,272,500 and net proceeds of $1,235,738. It was proposed to use such capital to acquire business opportunities, primarily in the financial services industry. On June 10, 1992, the Company sold 2,500 shares of its ownership of Premier Class B common stock and converted the remaining 297,500 shares of Class B common stock into 2,677,500 shares of Class A common stock of Premier (approximately 34% of the total outstanding Class A common stock). See
Item 3. Legal Proceedings and Item 6. Management's Discussion and Analysis or Plan of Operation.

     Effective December 31, 1988, First West Financial Services, Inc. was merged into the Company, and First West Agency, Inc., a subsidiary of First West Life, was merged into Capital Reserve Marketing Corporation, an existing wholly-owned subsidiary of the Company.

     From September 10, 1990 to November 30, 1990, the Company offered in a private placement 9-1/4% Senior Convertible Subordinated Notes due October 31, 1995 (the "Notes"). A total of $65,500 principal amount of Notes were sold in 1990. The Company sold additional Notes in the principal amounts of $500 and $6,000 in 1991 and 1992, respectively. The Notes were in registered form and were convertible into shares of the Company's Common Stock at any time through October 31, 1995, at a conversion price of $9.09 per share, subject to adjustment. Interest was payable semi-annually, commencing May 1, 1991. The Company redeemed all of the Notes on November 30, 1994. The Notes were unsecured and subordinated to all indebtedness for money borrowed.

     From May 18, 1993 to December 31, 1993, the Company offered in a private placement 8.25% Senior Convertible Subordinated Notes due December 31, 1998. A total of $10,000 principal amount of these Notes were sold in 1993. The Notes were in registered form and were convertible into shares of the Company's Common Stock at any time through December 31, 1998, at a conversion price of $9.09 per share, subject to adjustment. Interest was payable semi-annually, commencing January 1, 1994. The Company redeemed all of the Notes on November 30, 1994. The Notes were unsecured and subordinated to all indebtedness for money borrowed.

     During the quarter ended September 30, 1990, First West Life Insurance Company of New Mexico ("FWLNM") was formed by First West Life as a wholly-owned subsidiary. FWLNM applied for a certificate of authority to solicit life and accident and health insurance on August 14, 1990. Final approval was received on March 8, 1991. FWLNM offered the same kinds of insurance as First West Life.

     Effective October 1, 1990, the Company implemented a 1-for-10 reverse stock split of the Company's Class A Common Stock and changed the par value of both the Class A Common Stock and Class B Preferred Stock from $.01 par value to no par value. The share amounts stated herein have been adjusted to reflect this reverse stock split.

     On December 31, 1992, the Company sold 50.2% of its investment in the common stock of First Guaranty Income Corporation ("FGI") (formerly Capital Reserve Investment Corporation) to Premier for $1,760 of debt forgiveness. Accordingly, the Company changed its method of accounting for its investment in Premier and FGI to the equity method from that of consolidating the accounts of Premier and FGI with the accounts of the Company. See Item 6. Management's Discussion and Analysis or Plan of Operation.

     As of December 1, 1993, the Company sold its remaining interest in FGI to Philip A. Bates for $100 cash and converted the $22,076 debt owed by FGI to the Company into 11,038 shares of FGI Class B Preferred Stock. See Item 6. Management's Discussion and Analysis or Plan of Operation and Item 12. Certain Relationships and Related Transactions.

     As of August 17, 1994, the Company dissolved Flexible Benefits, Inc., which was a wholly-owned subsidiary. This company had been a third party administrator of plans under Section 125 of the Internal Revenue Code.

SALE OF FIRST WEST LIFE

     On October 14, 1994, the Company sold the issued and outstanding capital stock of First West Life to Old Reliance Insurance Company, an Arizona domiciled insurance company ("Old Reliance") for $1,227,301 in cash. The purchase price was the result of arm's length negotiation between the Company and Old Reliance. Old Reliance is not affiliated with Capital Reserve, any of its affiliates, or any director or officer of Capital Reserve. The sale of First West Life included the sale of FWLNM. As a condition to closing, approvals were obtained from the Department of Insurance for the States of Colorado, New Mexico, and Arizona.

     The Company determined that it could not maintain capital and surplus requirements for First West Life and therefore sold First West Life for the best price possible. An administrative proceeding was initiated in May 1993 before the Division of Insurance for the State of Colorado against First West Life to determine whether its license should be revoked or suspended. Among other things, it was alleged that First West Life failed to meet the minimum capital and surplus requirements required by statute for life insurance companies as of March 31, 1993. On October 6, 1993, First West Life entered into a Confidential Stipulation for Final Agency Order which allowed First West Life to increase its capital and surplus over an extended period of time to meet statutory requirements. Management of First West Life deemed this resolution to be favorable to the Company.

     Accordingly, at December 31, 1994, the only wholly-owned subsidiary of the Company was Capital Reserve Marketing Corporation. Capital Reserve Marketing Corporation formerly offered a cancer policy. This subsidiary is currently inactive, but continues to receive income from the renewals of the cancer policies it previously sold.

EMPLOYEES

     As of December 31, 1994, the Company and its subsidiary had 2 full-time employees.

ITEM 2.        DESCRIPTION OF PROPERTY.

     On November 7, 1991, First West Life purchased the building and land at 7860 East Berry Place, Englewood, Colorado, for $361,285. The land is comprised of .934 acres, more or less, and the building contains approximately 13,586 square feet of rentable office space. The building currently houses all of the operations of the Company, which occupy 3,740 square feet. First West Life transferred the property to the Company on October 14, 1994 as an extraordinary dividend to the Company by special warranty deed. There are no mortgages, liens, or encumbrances against this property. In the opinion of management of the Company, the property is adequately covered by insurance.

     As of March 28, 1995, approximately 96% of the property was occupied, including the space used by the Company. Five tenants each occupy ten percent or more of the rentable space as follows:

BUSINESS OF TENANT         AMOUNT OF SQUARE FOOTAGE     TERMS OF LEASE
                           RENTED

Messenger service          1,830                        Lease expires
                                                        1/31/96; Base rent
                                                        of $1,296.25 per
                                                        month

Financial public           1,846                        Lease expires
relations                                               4/30/96; Base rent
                                                        of $1,344.73 per
                                                        month

Architectural firm         1,641                        Lease expires
                                                        1/31/98; Base rent
                                                        of $1,333.31 per
                                                        month

Mortgage company           1,457                        Lease expires
                                                        2/28/97; Base rent
                                                        of $1,153.46 per
                                                        month

Energy company             1,396                        Lease expires
                                                        12/31/95; Base rent
                                                        of $930.67 per month

     The average effective annual rental per square foot of the leased space is $9.21. The average effective rental per square foot of the entire building is $6.30.

     The following sets forth the lease expirations for the next 4 years:

                                                                          PERCENTAGE OF
                                                                           GROSS ANNUAL
                       # OF TENANTS   # OF SQUARE FEET   ANNUAL RENTAL    RENTAL REPRE-
                     WHOSE LEASES EX-  REPRESENTED BY   REPRESENTED BY  SENTED BY EXPIRING
       YEAR ENDING         PIRE        EXPIRING LEASES  EXPIRING LEASES       LEASES

          1995              1               1,396           $11,168            13%

          1996              3               4,730           $43,914            52%

          1997              1               1,457           $13,842            16%

          1998              1               1,641           $16,000            19%

     The federal tax basis used for taking depreciation on this property is $239,285, at the rate of $7,980, based on a life of 30 years. The Company uses the straight-line method to take depreciation.

     Annual realty taxes are $16,590, based on a mill levy rate of 141.965.

ITEM 3.        LEGAL PROCEEDINGS.

     On March 10, 1995, Joseph T. Flynn initiated a lawsuit in the District Court in the City and County of Denver, State of Colorado, against the Company and Ralph W. Newton, Jr. The suit pertains to the Stock Exchange Agreement, pursuant to which the Company acquired First West Life in 1988. See Item 13. Certain Relationships and Related Transactions. Mr. Flynn alleges that the Company breached its contract with him by failing to pay him $150,000, and further alleges that there are shares owed to him pursuant to the contract. Mr. Flynn has further alleged against the Company a claim for specific performance, deceit based on fraud, breach of duty of good faith and fair dealing, unjust enrichment, and conversion. Mr. Flynn is seeking appointment of a receiver for the Company, compensatory and consequential damages, punitive damages, interest, and an award of his costs and attorney's fees. The Company has not yet filed an answer to the complaint, but plans to contest vigorously its liability.

     The other parties to the Stock Exchange Agreement, Dennis Haley and Donald Yee, who were the other former owners of First West Life, previously threatened to file lawsuits similar to Mr. Flynn's, but settled with the Company during the quarters ended June 30, 1994 and September 30, 1994, respectively. Mr. Haley was paid $117,000 in full satisfaction of all obligations and to acquire his stock in the Company. Mr. Yee was paid $128,000 in full satisfaction of all obligations and to acquire his stock in the Company.

     The financial statements of the Company already reflect the liability arising from the Stock Exchange Agreement, as well as the issuance of the shares of Common Stock. The Company anticipates that its ultimate liability to Messrs. Flynn, Haley and Yee will not exceed the liability already reflected on the financial statements.

     On September 29, 1995, various individuals filed a suit in the United States District Court for the District of Nebraska against Premier Capital Investment Corporation, Capital Reserve Corporation, Ralph W. Newton, Jr., Henry
W. Hall, Philip A. Bates, Donald Yee, Linda M. Opfer, and Dennis G. Haley. The litigation relates to the offer and sale of securities of Premier Capital Investment Corporation ("PCIC"), which was formerly a subsidiary of the Company, during the period of approximately 1988 through 1992. The complaint generally alleges fraud in connection with the sale of the securities of PCIC and asserts liability under the Racketeering Influenced and Corrupt Organizations Act ("RICO"), as well as several common law theories. The Company is vigorously defending the suit. Plaintiffs are seeking damages against all defendants in an aggregate amount of up to $2,400,000, together with interest, costs, and attorneys fees.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock has traded on the over-the-counter market since July 25, 1988. From May 30, 1989 to July 13, 1992, the Company's Common Stock was traded on NASDAQ, under the symbol "CRCOA". The range of high and low bid prices for each fiscal quarter for the last two fiscal years, as reported by the OTC Bulletin Board, is as follows:

                                                   BID PRICES

1993 FISCAL YEAR                              HIGH            LOW

Quarter Ending 03/31/93 . . . . . . . . .    $ 0.13          $ 0.13
Quarter Ending 06/30/93 . . . . . . . . .    $  --           $  __
Quarter Ending 09/30/93 . . . . . . . . .    $ 0.19          $ 0.13
Quarter Ending 12/31/93 . . . . . . . . .    $ 0.25          $ 0.13

1994 FISCAL YEAR

Quarter Ending 03/31/94 . . . . . . . . .    $ 0.25          $ 0.25
Quarter Ending 06/30/94 . . . . . . . . .    $ 0.25          $ 0.13
Quarter Ending 09/30/94 . . . . . . . . .    $ 0.13          $ 0.06
Quarter Ending 12/31/94 . . . . . . . . .    $ 0.06          $ 0.06

     On March 28, 1995, the high and low bid prices for the Company's Common Stock were both $0.0625, as reported by the OTC Bulletin Board.

     The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     As of February 22, 1995, there were 653 record holders of the Company's Common Stock.

     During the last two fiscal years, no cash dividends have been declared on the Company's Common Stock.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

     On October 14, 1994, the Company sold the issued and outstanding capital stock of First West Life to Old Reliance Insurance Company, an Arizona domiciled insurance company ("Old Reliance") for $1,227,301 in cash. The purchase price was the result of arm's length negotiation between the Company and Old Reliance. Old Reliance is not affiliated with Capital Reserve, any of its affiliates, or any director or officer of Capital Reserve. The sale of First West Life included the sale of FWLNM. As a condition to closing, approvals were obtained from the Department of Insurance for the States of Colorado, New Mexico, and Arizona.

     The Company determined that it could not maintain capital and surplus requirements for First West Life and therefore sold First West Life for the best price possible. An administrative proceeding was initiated in May 1993 before the Division of Insurance for the State of Colorado against First West Life to determine whether its license should be revoked or suspended. Among other things, it was alleged that First West Life failed to meet the minimum capital and surplus requirements required by statute for life insurance companies as of March 31, 1993. On October 6, 1993, First West Life entered into a Confidential Stipulation for Final Agency Order which allowed First West Life to increase its capital and surplus over an extended period of time to meet statutory requirements. Management of First West Life deemed this resolution to be favorable to the Company.

     Due to the sale of First West Life, the statements of operations and cash flows have been restated for the year ended December 31, 1993 to recognize the operations discontinued during 1994. The statements of stockholders' equity have been adjusted at January 1, 1993 and the net loss for the year ended December 31, 1993 have been restated for prior period adjustments.

     As part of the Company's preparation of audited financial statements as of and for the year ended December 31, 1994, the Company was to have audited the financial statements of First West Life through the date of sale. However, the books and records of First West Life were turned over to the purchaser (which is located out of state) at the time of sale, thereby making it burdensome and expensive to audit the First West Life financial statements. Given the Company's limited resources, management of the Company has determined not to audit the First West Life financial statements for 1994 through date of sale. Accordingly, the financial statements of the Company as of and for the year ended December 31, 1994 are not complete.

     In addition, the Company discovered that its December 31, 1993 life insurance reserves and related actuarial items may not have been calculated in accordance with generally accepted accounting principles. The Company does not know whether this problem is material. It cannot quantify the calculation discrepancies without having to re-calculate reserves and other actuarial items going back several years. Again, given the Company's limited resources, management of the Company has determined not to perform the re-calculation.

LIQUIDITY

     As a result of the sale, certain assets which previously had been held by the insurance subsidiary were retained by the Company, primarily consisting of a commercial office building used for rental purposes as well as the Company's office, and a mortgage loan from a related party in the amount of $90,000. Future liquidity requirements of the Company will be met from investment earnings generated on the proceeds received on the sale of First West Life, rental operations, and commission income on insurance business generated by Capital Reserve Marketing Corporation.

     At December 31, 1994, the Company had working capital of $541,969, as a result of the sale of First West Life as described above.

     The Company has been sued in connection with the Stock Exchange Agreement, pursuant to which the Company acquired First West Life in 1988. Prior to adjustment, the balance of the liabilities incurred in connection with the acquisition was $559,000 plus $196,137 in accrued interest. The Company is contesting these liabilities as of December 31, 1994. Interest expense of $114,445, that was previously recorded, has been reversed as other income in 1994. Payments made in 1991 through 1994 totaling $41,385, which were previously recorded as reductions to accrued interest, have been adjusted to reduce the notes payable. After adjustment, the balance of the liabilities are $508,615 and no accrued interest. See Item 3. Legal Proceedings and the financial statements filed with this report.

     Prior to the sale of First West Life and FWLNM, the liquidity requirements of the Company had been met primarily by cash flows from operations of its life insurance subsidiaries. These internal sources of liquidity were complemented in 1990 from the sale of $65,500 principal amount of Senior Convertible Subordinated Notes by the Company with additional amounts sold in 1991 of $500 and in 1992 of $6,000, and in 1993 of $10,000.

     Cash requirements at the parent company level for interest on indebtedness, debt repayment and overhead were a key factor in the Company's overall liquidity situation. For periods ended December 31, 1994 and 1993, the aforementioned items totaled $728,250 and $433,962, respectively. Operating expenses incurred at the parent company level were reimbursed by means of a management fee charged by the parent to the subsidiary. The management fees paid to the parent for the years ended December 31, 1994 and 1993 were $357,348 and $463,000, respectively.

     Cash flows from continuing operations during 1994 and 1993 reflect net cash used of $(436,770) and $(287,418), respectively, while cash flows from investing activities for the same periods were $(61,402) and $7,197, respectively.

CAPITAL RESOURCES

     The Company issued senior convertible subordinated Notes with interest rates ranging from 8-1/4% to 9-1/4% under various private placement offerings. Due dates of these notes ranged from October 31, 1995 to December 31, 1998. At December 31, 1993, the Company had outstanding Notes of $82,000. These Notes were redeemed on November 30, 1994.

RESULTS OF OPERATIONS

     CHANGES IN ACCOUNTING PRINCIPLES

     The Company adopted new standards on accounting for income taxes, accounting and reporting for reinsurance and accounting for investments in debt and equity securities during 1993. Prior year statements were not restated.
The cumulative effect of these changes at January 1, 1993 increased the component of stockholders' equity titled "Unrealized Appreciation (Depreciation) of Investments" by $208,291 and decreased retained earnings by $(13,166).

     PRIOR PERIOD ADJUSTMENTS AND CHANGES IN ESTIMATES

     As indicated in Note C of Notes to Consolidated Financial Statements and
Item 12. Certain Relationships and Related Transactions, adjustment were made to the liabilities incurred in connection with the acquisition of First West Life. Interest expense of $114,445, which was improperly recorded previously, has been recorded as miscellaneous income. Payments made in 1991 through 1994 totaling $41,385, which were previously recorded as reductions to accrued interest, have been adjusted to reduce the principal amount of the note payable.

     FISCAL YEAR 1994 COMPARED TO FISCAL YEAR 1993

     The Company's net operating loss for 1994 increased by approximately 76.5% due to significantly increased general and administrative expenses, $150,000 of which was an extraordinary bonus paid to an officer of the Company. The increased 1994 net operating loss was offset by other income of $124,006. This resulted in a $327,418 loss from continuing operations in 1994, as compared to a loss of $319,661 in 1993. As explained above, other income for the 1994 fiscal year included $114,445, which related to an adjustment of interest expense recorded previously. See "Liquidity" above.

ITEM 7.        FINANCIAL STATEMENTS.

     Please refer to pages beginning with F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On December 1, 1994, the Company engaged John M. Hanson & Company, P.C. to audit the Company's financial statements for the year ending December 31, 1994. The Company did not consult with John M. Hanson & Company, P.C. on any matters during the two most recent fiscal years and the subsequent interim period preceding the engagement of this firm.

     At the same time, the Company dismissed Miller and McCollom, which had audited the Company's financial statements for the years ending 1988 through 1993. None of the reports on the financial statements for the last two years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Company's board of directors. Except for the situation described below, during the two most recent fiscal years and the subsequent interim period preceding the change, there was no disagreement with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former accountants, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

     The Company discovered that its December 31, 1993 life insurance reserves and related actuarial items may not have been calculated in accordance with generally accepted accounting principles. The Company does not know whether this problem is material. It cannot quantify the calculation discrepancies without having to re-calculate reserves and other actuarial items going back several years. Given the Company's limited resources, management of the Company has determined not to perform the re-calculation. In light of these circumstances, Miller and McCollom has declined to reissue its report related to the 1993 financial statements.

                                    PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company held by each such person:

           NAME              AGE                POSITION

Ralph W. Newton, Jr.          67      Chairman of the Board of Directors,
                                      President, and Class B Director

Linda M. Opfer                45      Class B Director

     Linda M. Opfer is the daughter of Ralph W. Newton, Jr.

     Class A directors are elected by the holders of the Company's Class A Common Stock. As a class, the holders of the Common Stock have the right to elect one less than a majority of the directors. Class B directors are elected by the holders of the Company's Class B Preferred Stock. As a class, the holders of Preferred Stock have the right to elect a majority of the directors. Cumulative voting for directors is not permitted in either Class. The term of office of both Class A directors and Class B directors of the Company ends at the next annual meeting of the Company's shareholders or when the successors are elected and qualify. The annual meeting of shareholders is specified in the Company's bylaws to be held on the fourth Friday in August of every year and the 1993 meeting was held on August 27, 1993. The term of office of each officer of the Company ends at the next annual meeting of the Company's Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his successor is elected and qualifies. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company.

     RALPH W. NEWTON, JR. has been the Chairman of the Board of Directors of the Company since August 1982 and the President since November 1992. He was the Chairman of the Board of Directors of First West Life until its sale in October 1994. Since he founded it in 1969, he has been president of Mountain Pacific Investment Company, a former investment banking firm which is in existence, but which became inactive in April 1985. Mr. Newton received a B.S.B.A. degree in accounting from Geneva College in 1965 and an M.Ed. degree in education from Westminster College in 1968. Mr. Newton was a member of the National Association of Securities Dealers, Inc. between 1969 and 1985 and has been a licensed insurance agent in Colorado since 1968.

     LINDA M. OPFER has been a director of the Company since April 1986, was the Executive Vice President of the Company from April 1986 to August 1990, and was the Assistant Secretary from August 1987 to August 1990. She also has been vice president of Mountain Pacific Investment Company since 1979 which company became inactive in 1985. She has been a homemaker for several years. Ms. Opfer was a principal member of the National Association of Securities Dealers, Inc. from 1977 to 1985. She is the daughter of Ralph W. Newton, Jr.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     No directors, officers, or beneficial owners of more than ten percent of securities of the Company engaged in any transactions involving the securities during the fiscal year ended December 31, 1994. Accordingly, there were no Forms 3, 4, or 5 filed by such persons during the fiscal year ended December 31, 1994.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information for the Chief Executive Officer ("CEO") of the Company, Ralph W. Newton, Jr. No disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000. Accordingly, no other executive officers of the Company are included in the table.

                                                                                 LONG TERM COMPENSATION
                                                                        ----------------------------------------
                                      ANNUAL COMPENSATION                           AWARDS             PAYOUTS
                            ------------------------------------------------------------------------------------
                                                            OTHER         RESTRICTED
NAME AND                                                    ANNUAL           STOCK           OP-         LTIP          ALL OTHER
PRINCIPAL                                                   COMPEN-         AWARD(S)     TIONS/SARS($)  PAYOUTS          COMPEN-
POSITION           YEAR          SALARY         BONUS      SATION ($)         ($)            ($)                      SATION ($)
--------------------------------------------------------------------------------------------------------------------------------
Ralph W.           1994         $ 94,500      $ 150,000        -0-            -0-            -0-           -0-            -0-
Newton, Jr.        1993         $ 96,974         -0-           -0-            -0-            -0-           -0-            -0-
Chairman and       1992         $ 96,000         -0-           -0-            -0-            -0-           -0-            -0-
Presi-
dent

     There are no outstanding stock options.

     There are no employment agreements with any of the Company's executive officers.

     The Company does not pay non-officer directors for their services as such nor does it pay any director's fees for attendance at meetings. Directors are reimbursed for any expenses incurred by them in their performance as directors.

STOCK OPTION PLANS

     The Company has adopted an Incentive Stock Option Plan ("ISOP") and Non-Qualified Stock Option Plan ("Non-Qualified Plan"). Both the ISOP and the Non-Qualified Plans permit the Board of Directors or a committee of directors (the "Committee") to grant stock options to key management employees of the Company. Such individuals will be selected from employees (excluding directors who are not full-time employees of the Company) who have technical, managerial, supervisory, or professional responsibilities.

     It is intended that all options granted under the ISOP will qualify as incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended. Options for up to 18,000 shares of Common Stock may be issued under the ISOP. If any such options are issued, they may be exercised at a price that is not less than 110% of the fair market value of the stock on the day the option is granted.

     Options granted under the Non-Qualified Plan which are presently exercisable, are not intended to qualify as incentive stock option plans under the Internal Revenue Code of 1986, as amended. The aggregate number of shares of Common Stock which may be subject to options under the Non-Qualified Plan is 18,000. If any such options are issued, they are to be exercised at a price of $5.00 per share.

     As of the date of this Annual Report, no options have been granted under either plan.

     Under both Plans, the Board of Directors grants options only to individuals who, in the judgment of the Committee, have made significant contributions to the Company. There is no formula for determining the number of options to be granted under the Plans. Options are anticipated to be granted on the basis of annual performance reviews. Any grants of options will reflect the Committee's judgment (in its sole discretion) of the relative value of the contribution of the grantee in respect to such matters as revenue production and expense control.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information, as of March 28, 1995, with respect to the beneficial ownership of the Company's Common Stock and Preferred Stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock and Preferred Stock, by each of the Company's officers and directors, and by the officers and directors of the Company as a group. Information is also provided regarding beneficial ownership of Common Stock if the Preferred Stock is converted to Common Stock (at a ratio of .8 shares of Common Stock for every share of Preferred Stock):

                                                                                                      IF ALL SHARES OF PREFERRED
                                                                                                    STOCK ARE CONVERTED TO COMMON
                                           COMMON STOCK                   PREFERRED STOCK                     STOCK (1)

                                    NUMBER OF       PERCENT OF       NUMBER OF       PERCENT OF       NUMBER OF       PERCENT OF
BENEFICIAL OWNER                     SHARES         CLASS (2)         SHARES         CLASS (3)         SHARES         CLASS (4)

Ralph W. Newton, Jr.                   -0-              --          70,000 (5)         28.00%           56,000           6.62%
One Cleek Way
Littleton, CO  80123

Patricia L. Newton                     -0-              --          70,000 (5)         28.00%           56,000           6.62%
One Cleek Way
Littleton, CO  80123

Henry W. Hall                          -0-              --          55,425             22.17%           47,580           5.62%
1265 South Park Drive
Monument, CO  80132

Joseph T. and Jacqueline M.          33,333            5.16%            -0-              --             33,333           3.94%
 Flynn
499 Estudillo Avenue
San Leandro, CA  94577

Dennis G. and Audrey J.              33,333            5.16%            -0-              --             33,333           3.94%
 Haley (6)
7299 W. Chestnut Drive
Littleton, CO  80123

Donald and Sheung K. Yee (6)         33,333            5.16%            -0-              --             33,333           3.94%
15203 E. Layton Place
Aurora, CO  80015

Sandra O'Donnell (7)                  1,000            0.15%            -0-              --              1,000           0.12%

Linda M. Opfer                         -0-              --              -0-              --              -0-              --

Officers and Directors as a          67,666           10.47%        70,000             28.00%          123,666          14.62%
 group (3 persons) (6)(7)

_______________

(1) As of the date of this Annual Report, no shares of Preferred Stock have been converted.

(2)       Based on 646,044 shares of Common Stock outstanding.

(3)       Based on 250,000 shares of Preferred Stock outstanding.

(4) Based on 846,044 shares of Common Stock outstanding, assuming the conversion of all shares of Preferred Stock at a ratio of .8 shares of Common Stock for every share of Preferred Stock.

(5) Patricia L. Newton is the wife of Ralph W. Newton, Jr. Ms. Newton has sole voting and dispositive power with respect to her 70,000 shares of Preferred Stock and Mr. Newton has sole voting and dispositive power with respect to his 70,000 shares of Preferred Stock. For this reason, the shares of Mr. Newton and Ms. Newton are not attributed to the other.

(6) Subsequent to March 28, 1995, Messrs. Haley and Yee transferred their shares back to the Company. See Item 3.Legal Proceedings.

(7)       Ms. O'Donnell resigned as a director of the Company in September 1995.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH FIRST WEST LIFE INSURANCE COMPANY

     After negotiations which began on April 21, 1988, the Company acquired 100% of the outstanding stock of First West Financial Services, Inc. ("FWFS") and its subsidiary, First West Life, on June 10, 1988, in exchange for 100,000 shares of the Company's Common Stock with an estimated fair market value of $10.00 per share, $931,304 cash, and a liability to the former shareholders of First West Life of $459,000. The due date of the liability to the former shareholders of FWFS is contingent upon the Company selling those shares purchased from First West Life under the Stock Exchange Agreement back into treasury of First West Life at the time of effecting further surplus relief in the amount of $300,000, or more, through the existing modified coinsurance contract with Beneficial Life Insurance Company upon terms acceptable to the Commissioner of Insurance, or the sale of the life insurance business book at no less than $1.8 million, or effectuation of not less than $1.4 million of surplus relief through a replacement insurance or coinsurance contract with Security Life Insurance Company, or another reinsurer. In connection with the Exchange, the Company agreed to pay the former shareholders of First West Life an additional $150,000 if certain price ($20.00 per share) and marketability of the stock issued in the Exchange was not attained by June 29, 1990. At December 31, 1989, the Company reduced the value of the Common Stock issued for the acquisition and recorded the additional $150,000 due the former shareholders of First West Life as a liability (the "Additional Liability").

     Prior to adjustment, the balance of the liabilities incurred in connection with the acquisition was $559,000 plus $196,137 in accrued interest. The Company is contesting these liabilities as of December 31, 1994. Interest expense of $114,445, that was previously recorded, has been reversed as other income in 1994. Payments made in 1991 through 1994 totaling $41,385, which were previously recorded as reductions to accrued interest, have been adjusted to reduce the notes payable. After adjustment, the balance of the liabilities are $508,615 and no accrued interest. The Company has settled with two of the three original shareholders of First West Life by paying a total of $245,000 cash.
The shareholders have returned their shares of the Company's Common Stock.  See
Item 1. Description of Business, Item 3. Legal Proceedings, Item 7. Financial Statements, including the Notes thereto, and Item 11. Security Ownership of Certain Beneficial Owners and Management. See "Transactions with Officers, Directors, and Shareholders" below.

     The Order approving the Stock Exchange Agreement was signed by the Commissioner of Insurance on June 29, 1988. Effective December 31, 1988, FWFS was merged into the Company, and First West Agency, Inc., a subsidiary of First West Life, was merged into Capital Reserve Marketing Corporation, an existing wholly-owned subsidiary of the Company.

     Joseph T. Flynn and Associates, Ltd., an actuarial consulting firm owned 100% by Joseph T. Flynn who was a director of the Company from August 25, 1993 to October, 1994 and is currently the owner of more than 5% of the outstanding Common Stock, provided actuarial consulting services to First West Life, for which Joseph T. Flynn and Associates, Ltd. received cash consideration.

TRANSACTIONS WITH PREMIER CAPITAL INVESTMENT CORPORATION

     During the quarter ended September 30, 1988, the Company invested $30,000 in 300,000 shares (100%) of the Class B common stock of Premier Capital Investment Corporation, a Colorado corporation ("Premier"). The holders of the shares of Class B common stock have the right to elect a majority of the Board of Directors of Premier. On August 31, 1990, Premier completed a private offering of its common stock and common stock purchase warrants, resulting in gross proceeds of $1,272,500 and net proceeds of $1,235,738. It is proposed to use such capital to acquire business opportunities, primarily in the financial services industry. On June 10, 1992, the Company sold 2,500 shares of its ownership of Premier Capital Investment Corporation ("Premier") Class B common stock and converted the remaining 297,500 shares of Class B common stock into 2,677,500 shares of Class A common stock of Premier (approximately 34% of the total outstanding Class A common stock). See Item 6. Management's Discussion and Analysis or Plan of Operation.

     Certain officers and directors of the Company were also officers and directors of Premier. In years prior to 1993, the Company provided building occupancy and personnel services and was reimbursed by Premier through a management fee. Total management fee received from Premier in 1992 was $27,120. Amounts payable to Premier at December 31, 1993 and 1992 were $-0- and $88,564, respectively. At December 31, 1993, the Company reflected a loan receivable from Premier in the amount of $23,698.

TRANSACTIONS WITH FIRST GUARANTY INCOME CORPORATION

     On December 31, 1992, the Company sold 50.2% of its investment in the common stock of First Guaranty Income Corporation ("FGI") (formerly Capital Reserve Investment Corporation) to Premier for $1,760 of debt forgiveness. Accordingly, the Company changed its method of accounting for its investment in Premier and FGI to the equity method from that of consolidating the accounts of Premier and FGI with the accounts of the Company. See Item 6. Management's Discussion and Analysis or Plan of Operation.

     As of December 1, 1993, the Company sold its remaining investment in FGI to Philip A. Bates, the president and a director of FGI, for $100 cash and converted the $22,076 debt owed by FGI to the Company into 11,038 shares of FGI Class B Preferred Stock. The Class B Preferred Stock will be converted into two shares of FGI common stock on December 1, 1998, unless redeemed prior to that date. FGI may, at its option, redeem all or any portion of the Class B Preferred Stock by paying the holder $2.00 per share, plus any declared but unpaid dividends. When and if declared by the board of directors of FGI, holders of the Class B Preferred Stock are entitled to receive cash dividends at the rate of 10% of the $2.00 par value per annum. Such a dividend is in preference to and in priority over dividends (other than stock dividends) on the FGI common stock, but junior to the dividend preference enjoyed by holders of the FGI Class A Preferred Stock. The Class B Preferred Stock has no voting rights. In the event of a liquidation, dissolution, or winding up of FGI, the holders of the Class B Preferred Stock are entitled to receive, from the assets of FGI remaining after paying or providing for the payment of all creditors, and before any payments to the holders of the FGI common stock but after payment to the holders of the FGI Class A Preferred Stock, an amount equal to $2.00 per share, together with an amount equal to any unpaid dividends accrued thereon to the date of dissolution which have been earned and declared. See Item 6. Management's Discussion and Analysis or Plan of Operation.

TRANSACTIONS WITH OFFICERS, DIRECTORS, AND SHAREHOLDERS

     Prior to the sale of First West Life in October 1994, the Company had a mortgage note receivable from Donald Yee, a former officer and director of the Company and owner of more than 5% of the Company's outstanding Common Stock, in the amount of $80,000, acquired by First West Life in April, 1988, in connection with the Company's acquisition of FWFS. The note bears interest at 9% per annum and is secured by real estate. Interest only was payable until 1993, thereafter, monthly principal and interest payments are due until May 20, 2003, or until the note is paid in full. The note was in the original amount of $120,000. This note was retained as an asset of First West Life.

     Prior to the sale of First West Life in October 1994, the Company was the holder of an additional mortgage note receivable from Donald Yee in the original amount of $80,000 acquired by First West Life in April, 1988, in connection with the Company's acquisition of FWFS. The note bears interest at 9% per annum and is secured by real estate. Interest only was payable until 1991; thereafter, monthly principal and interest payments are due until April 1, 2008, or until the note is paid in full. The note was retained as an asset of First West Life.

     On February 22, 1988, First West Life made a mortgage loan to Patricia L. Newton, an owner of more than 5% of the Company's outstanding Preferred Stock and wife of Ralph W. Newton, Jr., an officer and director of the Company. The note evidencing the loan, which is in the original principal amount of $90,000, bears interest at 2% above the prime rate (adjusted annually), and is secured by a first deed of trust on residential real estate. Interest only is payable until the maturity date of February 1, 1998. This loan was paid in full in December 1994.

     On December 31, 1992, the Company entered into a Termination Agreement with Donald Yee and Sheung K. Yee as a result of the termination of Mr. Yee's employment with the Company and First West Life. The Company agreed to pay Mr. Yee accrued vacation and sick leave in the sum of $12,996 and severance pay of $12,800. With respect to the Additional Liability described in "Transactions with First West Life Insurance Company" above, the Company agreed to pay Mr. Yee's share of the Additional Liability, $50,000, at the rate of $3,000 per month beginning February 28, 1993 and continuing monthly thereafter. Interest accrues on that amount at the rate of 9% per annum from June 29, 1990. Mr. Yee submitted his resignation as a director of the Company and all of its subsidiaries at the time of the Termination Agreement. The Company and Mr. Yee provided mutual releases to each other. Beginning April 4, 1994, the Company suspended the payments of $3,000 per month. This obligation was settled during the quarter ended September 30, 1995, together with Mr. Yee's claim in connection with the Stock Exchange Agreement. See Item 3. Legal Proceedings and "Transactions with First West Life Insurance Company" above in this Item 13.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

     (a)       Exhibits:

REGULATION                                                    CONSECUTIVE
S-B NUMBER                       EXHIBIT                      PAGE NUMBER

    2.1         Stock Purchase Agreement dated July 29,           N/A
                1994 (1)

    3.1         Articles of Incorporation, as amended (2)         N/A

    3.2         Amended Bylaws (9)                                N/A

    4.1         Form of Warrant Agreement (3)                     N/A

   10.1         Stock Exchange Agreement dated April 29,          N/A
                1988, between the Company and the selling shareholders of First West Financial
                Services, Inc. and First West Life
                Insurance Company (4)

   10.2         Supplemental Agreement dated June 17,             N/A
                1988, between the Company and the selling shareholders of First West Financial
                Services, Inc. (4)

   10.3         Order of John Kezer, Insurance                    N/A
                Commissioner of the State of Colorado
                dated June 29, 1988 (4)

   10.4         Supplemental Agreement (A) dated June 21,         N/A
                1988, between the Company and the selling shareholders of First West Financial (4)

   10.5         Promissory Note payable to Joseph T.              N/A
                Flynn, Dennis G. Haley, and Donald Yee (5)

   10.6         Promissory Notes payable to the Company           N/A
                from Donald Yee and Sheung Yee (5)

   10.7         Promissory Note payable to the Company            N/A
                from Joseph T. Flynn and Jacqueline M.
                Flynn (5)

   10.8         Real estate conveyance documents for              N/A
                purchase of 7860 E. Berry Place (6)

   10.9         Termination Agreement with Donald Yee and         N/A
                Sheung K. Yee dated December 31, 1992 (7)

   10.10        Stock Purchase Agreement with Philip A.           N/A
                Bates dated December 1, 1993 (8)

REGULATION                                                    CONSECUTIVE
S-B NUMBER                       EXHIBIT                      PAGE NUMBER

   27           Financial Data Schedule                           ___

____________________________

(1) Incorporated by reference to the Exhibits filed with the Company's Form 8-K dated October 14, 1994.

(2) Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

(3) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-18, Registration No. 33-21118-D.

(4) Incorporated by reference to the Exhibits filed with the Company's Form 8-K dated June 30, 1988.

(5) Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as amended by Form 8 Amendment No. 1, dated May 15, 1989.

(6) Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(7) Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

(8) Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

(9)  Filed previously.

     (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

      DATE OF REPORT        ITEMS REPORTED           FINANCIAL STATEMENTS FILED

     October 14, 1994    Item 2. Acquisition or                  Yes
                         Disposition of Assets -
                         Sale of First West Life

     December 1, 1994    Item 4. Changes in                  Not applicable
                         Registrant's Certifying
                         Accountant - Engagement
                         of John M. Hanson &
                         Company, P.C.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CAPITAL RESERVE CORPORATION



Dated: February 9, 1996                 By: /s/ Ralph W. Newton, Jr.
      -------------------------------      ------------------------------------
                                             Ralph W. Newton, Jr., President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Ralph W. Newton, Jr.                February 9, 1996
--------------------------------------- ---------------------------------------
Ralph W. Newton, Jr., Chairman of the
Board of Directors and President
(Principal Executive, Financial and
Accounting Officer)


/s/ Linda M. Opfer                      February 9, 1996
--------------------------------------- ---------------------------------------
Linda M. Opfer, Director

                        CONSOLIDATED FINANCIAL STATEMENTS

                                       AND

                          INDEPENDENT AUDITORS' REPORT

                           CAPITAL RESERVE CORPORATION

                                DECEMBER 31, 1994

                                 C O N T E N T S


                                                            PAGE


INDEPENDENT AUDITORS' REPORTS                                3-5

CONSOLIDATED FINANCIAL STATEMENTS

 BALANCE SHEET                                               6-7

 STATEMENTS OF OPERATIONS                                     8

 STATEMENTS OF STOCKHOLDERS' EQUITY                           9

 STATEMENTS OF CASH FLOWS                                   10-11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  12-16

Board of Directors

Capital Reserve Corporation

                          INDEPENDENT AUDITORS' REPORT

     We have audited the accompanying consolidated balance sheet of Capital Reserve Corporation as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying consolidated statements of operations, stockholders' equity, and cash flows of Capital Reserve Corporation for the year ended December 31, 1993, were not audited by us, and, accordingly, we do not express an opinion on them.

     Except as discussed in the following paragraph, we conducted our audit of the 1994 financial statements in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     As part of the Company's preparation of audited financial statements as of and for the year ended December 31, 1994, the Company was to have audited the financial statements of First West Life Insurance Company through the date of sale. However, the books and records of First West Life were turned over to the purchaser (which is located out of state) at the time of sale, thereby making it burdensome and expensive to audit the First West Life financial statements. Given the Company's limited resources, management of the Company has determined not to audit the First West Life financial statements for 1994 through date of sale. We were therefore unable to obtain audited financial statements supporting the loss from operations and disposal of the life insurance segment stated at $201,060 for the year ended December 31, 1994.

     The Company has been informed that there is strong reason to suspect that the December 31, 1993, life insurance reserves and related actuarial items were not calculated in accordance with generally accepted accounting principles. This potential discrepancy could not be quantified. If these items were misstated at December 31, 1993, the loss from operations and disposal of the life insurance segment for the year ended December 31, 1994, would also be misstated.

     The Company has not separately disclosed the loss from operations, and the loss from disposal of the life insurance segment as required by generally accepted accounting principles. The Company has excluded all footnote disclosures related to the discontinued life insurance operations, which are also required by generally accepted accounting principles.

     In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the life insurance segment, and except for the omission of information discussed in the preceding paragraph, the 1994 financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Capital Reserve Corporation as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Denver, Colorado

September 15, 1995, except for Note C
  which is as of September 28, 1995 and
  Note D which is as of November 8, 1995

The report of independent certified public accountants from Miller and McCollom related to the 1993 financial statements has not been reissued.

                           CAPITAL RESERVE CORPORATION

                    CONSOLIDATED BALANCE SHEET (PAGE 1 OF 2)

                                DECEMBER 31, 1994

                                     ASSETS

CURRENT ASSETS

 Cash and cash equivalents (Note A)                                  $  844,717

 Certificates of deposit (Note A)                                       189,000

 Accounts receivable - trade, net of allowance
  for doubtful accounts of $14,558 (Note A)                              44,840

 Other current assets                                                     4,584
                                                                     ----------

   Total current assets                                               1,083,141


RENTAL PROPERTY AND EQUIPMENT - AT COST

 Rental real estate                                    $400,683
 Furniture and fixtures                                  24,460
 Automobiles                                             33,339
                                                       --------

                                                        458,482

   Less accumulated depreciation (Note A)               (74,626)        383,856
                                                       --------

OTHER ASSETS                                                             36,978
                                                                     ----------

   Total assets                                                      $1,503,975
                                                                     ----------
                                                                     ----------



          The accompanying notes are an integral part of this statement

                           CAPITAL RESERVE CORPORATION

                    CONSOLIDATED BALANCE SHEET (PAGE 2 OF 2)

                                DECEMBER 31, 1994

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Notes payable - related party (Notes B and C)                       $  508,615

 Accounts payable                                                         8,968

 Accrued liabilities
  Payroll taxes                                        $  5,974
  Property taxes                                         17,615          23,589
                                                       --------      ----------

   Total current liabilities                                            541,172


COMMITMENTS AND CONTINGENCIES (NOTE D)                                        -


STOCKHOLDERS' EQUITY (NOTE E)

 Class A common stock - authorized 20,000,000 shares
  of no par value; issued and outstanding
  646,044 shares                                                      3,144,102

 Class B preferred stock - authorized 250,000 shares
  of no par value; issued and outstanding
  250,000 shares                                                         50,000

  Accumulated deficit                                                (2,231,299)
                                                                     ----------

                                                                        962,803
                                                                     ----------

   Total liabilities and stockholders' equity                        $1,503,975
                                                                     ----------
                                                                     ----------



          The accompanying notes are an integral part of this statement

                           CAPITAL RESERVE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year Ended December 31,
                                                   -------------------------
                                                     1994            1993
                                                   ---------       ---------
                                                                   (Restated)
Revenue

 Rental                                            $  63,036       $  63,587

Operating expenses

 General and administrative                          406,457         230,001
 Rental                                              108,003          89,262
                                                   ---------       ---------

                                                     514,460         319,263
                                                   ---------       ---------

    Net operating (loss)                            (451,424)       (255,676)

Other income (expense)

 Interest and dividend income                          7,938           1,053
 Investment gains (losses)                             7,368         (34,233)
 Other income (Note C)                               128,166           3,703
 Interest expense (Note C)                           (12,844)        (34,508)
 Loss on property dispositions                        (6,622)              -
                                                   ---------       ---------

                                                     124,006         (63,985)
                                                   ---------       ---------

    (Loss) from continuing operations               (327,418)       (319,661)


Discontinued operations (Note F)

 (Loss) from operations and disposal of life
  insurance segment                                 (201,060)       (161,665)
                                                   ---------       ---------

Net (loss)                                         $(528,478)      $(481,326)
                                                   ---------       ---------
                                                   ---------       ---------

Net (loss) per common share (Note A)

 Continuing operations                             $    (.51)      $    (.49)
 Discontinued operations                                (.31)           (.25)
                                                   ---------       ---------

                                                   $    (.82)      $    (.74)
                                                   ---------       ---------
                                                   ---------       ---------



         The accompanying notes are an integral part of these statements

                           CAPITAL RESERVE CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (PAGE 1 OF 2)


                                                     Year Ended December 31,
                                                    -------------------------
                                                      1994            1993
                                                    ---------       ---------
                                                                    (Restated)
Cash flows from operating activities:

 Net (loss) from continuing operations              $(327,418)      $(319,661)

 Reconciling adjustments:

  Depreciation and amortization                        28,157          23,165
  Loss on property dispositions                         6,622               -
  (Gain) loss on investments                           (7,368)         34,233

  Changes in assets and liabilities:
   Current assets                                      14,576          82,487
   Accounts payable and accrued liabilities          (151,339)       (107,642)
                                                    ---------       ---------

   Total adjustments                                 (109,352)         32,243
                                                    ---------       ---------

  Net cash (used for) continuing operations          (436,770)       (287,418)


Cash flows from discontinued operations:

 Net cash provided by discontinued operations
  and sale thereof                                  1,422,271         281,208


Cash flows from investing activities:

 Purchase of cash investments                        (189,000)              -
 Investment in common stock                           (19,118)       (272,103)
 Proceeds from sale of common stock                    71,031         296,789
 Proceeds from related party loan                      90,000               -
 Purchase of property                                 (14,315)        (17,489)
                                                    ---------       ---------

   Net cash (used for) provided by
    investing activities                              (61,402)          7,197



         The accompanying notes are an integral part of these statements

                           CAPITAL RESERVE CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (PAGE 2 OF 2)

                                                     Year Ended December 31,
                                                    -------------------------
                                                      1994            1993
                                                    ---------       ---------
                                                                    (Restated)
Cash flows from financing activities:

 Proceeds on senior convertible subordinated notes          -          10,000
 Payment on senior convertible subordinated notes     (83,340)
 Payment on note payable - related party               (9,000)              -
                                                    ---------       ---------

   Net cash (used for) provided by
    financing activities                              (92,340)         10,000
                                                    ---------       ---------

   Net change in cash and cash equivalents            831,759          10,987

Cash and cash equivalents at beginning of year         12,958       1,971
                                                    ---------       ---------

Cash and cash equivalents at end of year            $ 844,717       $  12,958
                                                    ---------       ---------
                                                    ---------       ---------


Supplemental disclosures of cash flow information:

Cash paid during the year for continuing operations:


                                                     Year Ended December 31,
                                                    ------------------------
                                                      1994            1993
                                                    ---------       ---------
Interest                                            $  13,951       $   7,340

Supplemental schedule of noncash investing and financing activities:

  Investment received in
   satisfaction of debt                             $       -       $  22,076




         The accompanying notes are an integral part of these statements

                           CAPITAL RESERVE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1994

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Company (CRC) was incorporated in Colorado in 1982, and operated an insurance agency and a life insurance company. The insurance business was sold in 1994, (See Note F). The life insurance agency was retained, but is currently inactive. At December 31, 1994, the main activity of CRC is renting real property in Englewood, Colorado, to five tenants with monthly rents from $834 to $1,345.

BASIS OF CONSOLIDATION

The consolidated financial statements include CRC, and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The activity of subsidiaries disposed of in 1994 has been identified as discontinued operations in the consolidated statements of operations and cash flows.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The statements of operations and cash flows have been restated for the year ended December 31, 1993 to recognize operations discontinued during 1994, (See Note F). The statements of stockholders' equity have been adjusted at January 1, 1993, and the net loss for the year ended December 31, 1993 have been restated for prior period adjustments (See Note C).

DEPRECIATION

Depreciation has been provided in amounts sufficient to relate the costs of depreciable assets to operations over their estimated useful lives principally on the straight-line method. Real estate is depreciated over thirty years, and other property is depreciated over three to seven years.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. At December 31, 1994, the Company has $646,000 cash and cash investments in excess of Federally insured amounts.

ACCOUNTS RECEIVABLE

Generally, the Company does not require collateral or other security to support customer receivables.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share of common stock is computed based on the 646,044 weighted average number of common shares outstanding during each period. Fully diluted earnings per share are not presented because they are anti-dilutive.

                           CAPITAL RESERVE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1994

NOTE B - NOTES PAYABLE - RELATED PARTY

Notes payable - related party (see Note C)                       $508,615
                                                                 --------
                                                                 --------

NOTE C - PRIOR PERIOD ADJUSTMENTS AND CHANGES IN ESTIMATES

Effective June 29, 1988, the Company acquired 100% of the outstanding stock of First West Financial Services and its subsidiary, First West Life Insurance Company, a life insurance company, in exchange for 100,000 shares of the Company's Class A common stock with an estimated fair market value of $1,000,000. The Company paid $931,304 in cash and recorded a liability to the shareholders of the life insurance company of $459,000, accruing interest at 9%. The due date of this liability was contingent upon the life insurance company creating a minimum stated surplus or a sale of certain business assets at a minimum stated amount. The life insurance company was sold in October, 1994 (see Note F).

In connection with the original acquisition of the life insurance company, the Company had agreed to pay the sellers an additional $150,000 if a certain price and marketability of the stock issued in the acquisition was not attained at the end of two years following the date of purchase.

The Company is contesting these liabilities to three stockholders as of December 31, 1994. The Company believes no interest expense will be owed upon final settlement.

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

                           CAPITAL RESERVE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1994

NOTE C - PRIOR PERIOD ADJUSTMENTS AND CHANGES IN ESTIMATES (CONTINUED)

                                                 Note             Accrued
                                                Payable           Interest
                                                --------          --------
Balance, December 31, 1993                      $559,000          $196,137
Payment during 1994                               (9,000)                -
Prior period adjustment - interest
 improperly accrued:
  1988 through 1992                                    -           (95,266)
  1993                                                 -           (27,811)
Payments credited to accrued interest
 in prior years, credited to principal           (41,385)           41,385
Change in accounting estimate:
 Prior year accrued interest revised
  and recorded as miscellaneous income                 -          (114,445)
                                                --------          --------

Balance, December 31, 1994                      $508,615          $      -
                                                --------          --------
                                                --------          --------

The net loss per common share prior to the 1993 prior period adjustment was $(.79) or a difference of $(.05) per share. There is no income tax effect associated with the prior period adjustments.

NOTE D - COMMITMENTS AND CONTINGENCIES

The Company owns an office building from which it conducts its business and rents out space. Lease agreements expire from December, 1995 through January, 1998. Future amounts to be received under these leases are as follows at December 31, 1994:

          1995                                                   $ 72,000
          1996                                                     36,500
          1997                                                     18,500
          1998                                                      1,500
                                                                 --------

                                                                 $128,500
                                                                 --------
                                                                 --------


See Note C related to note payable contingency.

The Company is a defendant in a lawsuit filed by stockholders of a subsidiary corporation for alleged securities violations. The suit asks for damages totaling $2.4 million. The Company believes the suit is substantially without merit and intends to vigorously defend its position.

                           CAPITAL RESERVE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1994

NOTE E - STOCKHOLDERS' EQUITY

The holders of the shares of Class A common stock and Class B preferred stock are entitled to one vote per share, and each class shares equally in any dividends declared. Neither class of stock has preemptive rights. In the event of dissolution or liquidation of the Company, the holders of shares of Class A common stock shall be paid a liquidation price of $.10 per share before any assets are distributed to the holders of shares of Class B preferred stock. Any remaining amount shall be distributed pro rata to the holders of shares of both Class A common stock and Class B preferred stock. The holders of shares of Class B preferred stock shall have the right to elect a majority of the directors of the Company. Each share of Class B preferred stock may be converted into .8 share of Class A common stock (with appropriate adjustment of the conversion ratio for any stock splits, stock dividends or recapitalization) at the option of the holders of the majority of the Class B preferred stock.

NOTE F - DISCONTINUED OPERATIONS

On July 15, 1994, the Company adopted a formal plan to sell its life insurance operations to an outside party. All of the issued and outstanding stock of First West Life Insurance Company and its wholly owned subsidiary, First West Life Insurance Company of New Mexico, was sold on October 14, 1994. The proceeds received by the Company were $1,227,301. The 1993 financial statements have been restated to reflect the operations related to the life insurance activities as a discontinued segment. At December 31, 1994, there are no remaining assets or liabilities of the discontinued activity.

The loss reserves and related actuarial items were not calculated in accordance with generally accepted accounting principles as of the date of sale. Consequently, the Company is unable to separately state loss from operations, and loss on disposal, of the life insurance segment.

The Company's current actuary has indicated that there is strong reason to suspect that the December 31, 1993, reserves and actuarial items were not calculated in accordance with generally accepted accounting principles. The potential 1993 discrepancy could not be quantified and the impact on the financial statements is unknown.

The loss reserves and related actuarial items have no effect on the balance sheet as of December 31, 1994, and the results from continuing operations for the years ended December 31, 1994 and 1993 because all of these items related to discontinued operations.

                           CAPITAL RESERVE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1994

NOTE G - INCOME TAXES

There is no federal or state income tax expenses related to continuing operations of the Company for the years ended December 31, 1994 and 1993. The Company files its income tax return excluding its life insurance subsidiaries. Net operating losses of $67,000 were used for 1994. The Company has net operating losses carried forward of $1,100,000 at December 31, 1994, which expire between 1999 and 2007, and capital losses carried forward of $1,300,000 expiring between 1996 and 1999.

The net deferred tax asset due to loss carryforwards at December 31, 1994 is as follows:

Deferred tax asset                                               $792,000
Valuation allowance                                              (792,000)
                                                                 --------

                                                                 $      -
                                                                 --------
                                                                 --------

NOTE H - FOURTH QUARTER ADJUSTMENTS

Adjustments necessary during the fourth quarter:

Decrease estimated loss from operations and
disposal of life insurance segment                               $ 83,562

Reverse prior year interest expense on related
party notes                                                       114,445
                                                                 --------

Total                                                            $198,007
                                                                 --------
                                                                 --------