Form 10KSB
period 1995-12-31
CAPITAL RESERVE CORP
filed 1996-04-01
CIK 707674

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

          Issuer's revenues for its most recent fiscal year.  $117,916

    Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 1996: $8,531.95

Number of shares outstanding of registrant's Class A Common Stock, no par value, as of March 7, 1996: 579,378

                   Documents incorporated by reference:  NONE

    Transitional Small Business Disclosure Format (check one):  Yes     No X

Exhibit index on consecutive page 13                          Page 1 of    Pages

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

     Effective June 29, 1988, the Company acquired 100% of the outstanding stock of First West Financial Services, Inc. and its subsidiary, First West Life Insurance Company, ("First West Life") in exchange for 100,000 shares of the Company's Common Stock with an estimated fair market value of $10.00 per share, $931,304 cash, and a liability to the former shareholders of First West Life of $459,000. In addition, in connection with the acquisition of First West Life, the Company agreed to pay the former shareholders of First West Life an additional $150,000 ($50,000 to each of the three shareholders) if a certain price ($20.00 per share) and marketability of the stock issued in the Exchange was not attained at the end of two years after the date of the Exchange (June 29, 1990). See Item 3. Legal Proceedings, Item 12. Certain Relationships and Related Transactions, and Item 7. Financial Statements herein and the Notes included therein. The Company also incurred acquisition costs of $26,585 for legal and actuarial fees. This transaction was accounted for using the purchase method of accounting. See "Sale of First West Life" below.

     During the quarter ended September 30, 1988, the Company invested $30,000 in 300,000 shares (100%) of the Class B common stock of Premier Capital Investment Corporation, a Colorado corporation ("Premier"). The holders of the shares of Class B common stock had the right to elect a majority of the Board of Directors of Premier. On August 31, 1990, Premier completed a private offering of its common stock and common stock purchase warrants, resulting in gross proceeds of $1,272,500 and net proceeds of $1,235,738. It was proposed to use such capital to acquire business opportunities, primarily in the financial services industry. On June 10, 1992, the Company sold 2,500 shares of its ownership of Premier Class B common stock and converted the remaining 297,500 shares of Class B common stock into 2,677,500 shares of Class A common stock of Premier (approximately 34% of the total outstanding Class A common stock). See
Item 3. Legal Proceedings and Item 6. Management's Discussion and Analysis or Plan of Operation.

     Effective December 31, 1988, First West Financial Services, Inc. was merged into the Company, and First West Agency, Inc., a subsidiary of First West Life, was merged into Capital Reserve Marketing Corporation, an existing wholly-owned subsidiary of the Company.

     From September 10, 1990 to November 30, 1990, the Company offered in a private placement 9-1/4% Senior Convertible Subordinated Notes due October 31, 1995 (the "Notes"). Notes in the total principal amount of $65,500 were sold in 1990. The Company sold additional Notes in the principal amounts of $500 and $6,000 in 1991 and 1992, respectively. The Notes were in registered form and were convertible into shares of the Company's Common Stock at any time through October 31, 1995, at a conversion price of $9.09 per share, subject to adjustment. Interest was payable semi-annually, commencing May 1, 1991. The Company redeemed all of the Notes on November 30, 1994. The Notes were unsecured and subordinated to all indebtedness for money borrowed.

     From May 18, 1993 to December 31, 1993, the Company offered in a private placement 8.25% Senior Convertible Subordinated Notes due December 31, 1998. Notes in the total principal amount of $10,000 were sold in 1993. The Notes were in registered form and were convertible into shares of the Company's Common Stock at any time through December 31, 1998, at a conversion price of $9.09 per share, subject to adjustment. Interest was payable semi-annually, commencing January 1, 1994. The Company redeemed all of the Notes on November 30, 1994. The Notes were unsecured and subordinated to all indebtedness for money borrowed.

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

     Accordingly, at December 31, 1995, the only wholly-owned subsidiary of the Company was Capital Reserve Marketing Corporation. Capital Reserve Marketing Corporation formerly offered a cancer policy. This subsidiary is currently inactive, but continues to receive income from the renewals of the cancer policies it previously sold.

     The principal business activity of the Company is renting real property. See Item 2. Description of Property.

EMPLOYEES

     As of December 31, 1995, the Company and its subsidiary had 3 full-time employees.

ITEM 2.        DESCRIPTION OF PROPERTY.

     On November 7, 1991, First West Life purchased the building and land at 7860 East Berry Place, Englewood, Colorado, for $361,285. The land is comprised of .934 acres, more or less, and the building contains approximately 13,479 square feet of rentable office space. The building currently houses all of the operations of the Company, which occupy 750 square feet. First West Life transferred the property to the Company on October 14, 1994 as an extraordinary dividend to the Company by special warranty deed. There are no mortgages, liens, or encumbrances against this property. In the opinion of management of the Company, the property is adequately covered by insurance.

     The rental of this property is the main activity of the Company. The Company utilizes the services of a property management company, which handles all aspects of managing the property: leasing, repairs and maintenance. The Company pays the property management company a management fee of $500 per month in addition to hourly fees for repair and maintenance work.

     As of March 25, 1996, approximately 84% of the property was occupied, including the space used by the Company. Five tenants each occupied ten percent or more of the rentable space as follows:

BUSINESS OF TENANT              AMOUNT OF SQUARE FOOTAGE        TERMS OF LEASE
                                RENTED
Computer consulting             1,946                           Lease expires 7/31/98;
                                                                Base rent of $1,702.75 per month

Financial public relations      1,846                           Lease expires 4/30/96;
                                                                Base rent of $1,344.73 per month

Architectural firm              1,641                           Lease expires 1/31/98;
                                                                Base rent of $1401.68 per month

Energy company                  1,396                           Lease expires 12/31/96;
                                                                Base rent of $1,083.79 per month

Mortgage company                1,347                           Lease expires 2/28/97;
                                                                Base rent of $1,094.44 per month

     The average effective annual rental per square foot of the leased space is $9.73. The average effective rental per square foot of the entire building is $7.61.

     The following sets forth the lease expirations through 1998:


                                                                                            PERCENTAGE OF
YEAR ENDING          # OF TENANTS          # OF SQUARE FEET          ANNUAL RENTAL           GROSS ANNUAL
                     WHOSE LEASES           REPRESENTED BY          REPRESENTED BY        RENTAL REPRESENTED
                        EXPIRE              EXPIRING LEASES         EXPIRING LEASES       BY EXPIRING LEASES
  1996                   3(1)                    4,406                 $41,364                    40%
  1997                   1                       1,347                 $13,133                    13%
  1998                   2                       3,587                 $37,253                    36%

(1) A lease covering 1,830 square feet of space expired in January 1996 and is not included in this table. Another tenant occupying 900 square feet of space is on a month-to-month basis and is not included in this table.

     The federal tax basis used for taking depreciation on this property is $239,285, at the rate of $7,980, based on a life of 30 years. The Company uses the straight-line method to take depreciation.

     Annual realty taxes are $22,819 based on a mill levy rate of 137.274.

ITEM 3.        LEGAL PROCEEDINGS.

     On March 10, 1995, Joseph T. Flynn initiated a lawsuit in the District Court in the City and County of Denver, State of Colorado, against the Company and Ralph W. Newton, Jr. The suit pertains to the Stock Exchange Agreement, pursuant to which the Company acquired First West Life in 1988. See Item 13. Certain Relationships and Related Transactions. Mr. Flynn alleges that the Company breached its contract with him by failing to pay him $150,000, and further alleges that there are shares owed to him pursuant to the contract. Mr. Flynn has further alleged against the Company a claim for specific performance, deceit based on fraud, breach of duty of good faith and fair dealing, unjust enrichment, and conversion. Mr. Flynn is seeking appointment of a receiver for the Company, compensatory and consequential damages, punitive damages, interest, and an award of his costs and attorney's fees. The Company has filed an answer to the complaint, as well as a counterclaim against Mr. Flynn. The Company alleges misrepresentation by Mr. Flynn in the negotiation for the sale of First West Life, fraudulent concealment of certain liabilities, breach of fiduciary duty, a constructive trust of certain funds, negligent misrepresentation during the course of Mr. Flynn's employment as an actuary for the Company, and negligence in the performance of his duties as an actuary for the Company.
Trial is scheduled for June 24, 1996.

     The other parties to the Stock Exchange Agreement, Dennis Haley and Donald Yee, who were the other former owners of First West Life, previously threatened to file lawsuits similar to Mr. Flynn's, but settled with the Company during the quarters ended June 30, 1995 and September 30, 1995, respectively. Mr. Haley was paid $117,000 in full satisfaction of all obligations and to acquire his stock in the Company. Mr. Yee was paid $128,000 in full satisfaction of all obligations and to acquire his stock in the Company. Since the Company's financial statements had reflected a liability of $325,077 owed to Messrs. Haley and Yee, the Company recognized an extraordinary gain during 1995 related to this settlement. See Item 6. Management's Discussion and Analysis or Plan of Operations - Liquidity.

     On September 29, 1995, various individuals filed a suit in the United States District Court for the District of Nebraska against Premier Capital Investment Corporation, Capital Reserve Corporation, Ralph W. Newton, Jr., Henry
W. Hall, Philip A. Bates, Donald Yee, Linda M. Opfer, and Dennis G. Haley. The litigation relates to the offer and sale of securities of Premier Capital Investment Corporation ("PCIC"), which was formerly a subsidiary of the Company, during the period of approximately 1988 through 1992. The complaint generally alleges fraud in connection with the sale of the securities of PCIC and asserts liability under the Racketeering Influenced and Corrupt Organizations Act ("RICO"), as well as several common law theories. The Company is vigorously defending the suit. Plaintiffs are seeking damages against all defendants in an aggregate amount of up to $2,400,000, together with interest, costs, and attorneys' fees. The Company has filed a motion to dismiss the suit, which is still pending. As of the date of this report, no trial date has been set.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock has traded on the over-the-counter market since July 25, 1988. From May 30, 1989 to July 13, 1992, the Company's Common Stock was traded on NASDAQ, under the symbol "CRCOA". The range of high and low bid prices for each fiscal quarter for 1994 and for the month of January 1995, and the range of actual trading prices for the remainder of 1995, as reported by the OTC Bulletin Board, is as follows:

                                                       BID OR TRADE PRICES
1994 FISCAL YEAR                                        HIGH          LOW
Quarter Ending 03/31/94. . . . . . . . . . . . . .     $ 0.25          $ 0.25
Quarter Ending 06/30/94. . . . . . . . . . . . . .     $ 0.13          $ 0.06
Quarter Ending 09/30/94. . . . . . . . . . . . . .     $ 0.25          $ 0.13
Quarter Ending 12/31/94. . . . . . . . . . . . . .     $ 0.06          $ 0.06

1995 FISCAL YEAR

Quarter Ending 03/31/95. . . . . . . . . . . . . .     $ 0.13          $ 0.06
Quarter Ending 06/30/95. . . . . . . . . . . . . .     $ 0.02          $ 0.02
Quarter Ending 09/30/95. . . . . . . . . . . . . .     $ 0.13          $ 0.06
Quarter Ending 12/31/95. . . . . . . . . . . . . .     $ 0.02          $ 0.02


     The last reported bid prices for the Company's Common Stock were both $0.125 in January 1995, as reported by the OTC Bulletin Board. The last reported trade was on March 12, 1996 at $0.015625 per share.

     The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     As of March 7, 1996 there were 658 record holders of the Company's Common Stock.

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

     Due to the sale of First West Life, the statements of operations and cash flows were restated for the year ended December 31, 1993 to recognize the operations discontinued during 1994. The statements of stockholders' equity were adjusted at January 1, 1993 and the net loss for the year ended December 31, 1993 was restated for prior period adjustments.

     As part of the Company's preparation of audited financial statements as of and for the year ended December 31, 1994, the Company was to have audited the financial statements of First West Life through the date of sale. However, the books and records of First West Life were turned over to the purchaser (which is located out of state) at the time of sale, thereby making it burdensome and expensive to audit the First West Life financial statements. Given the Company's limited resources, management of the Company determined not to audit the First West Life financial statements for 1994 through date of sale. Accordingly, the financial statements of the Company as of and for the year ended December 31, 1994 are not complete.

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

LIQUIDITY

     As a result of the sale, certain assets which previously had been held by the insurance subsidiary were retained by the Company, primarily consisting of a commercial office building used for rental purposes as well as the Company's office, and a mortgage loan from a related party in the amount of $90,000 (which was paid in December 1994).

     The Company has been sued in connection with the Stock Exchange Agreement, pursuant to which the Company acquired First West Life in 1988. Prior to adjustment, the balance of the liabilities incurred in connection with the acquisition was $559,000 plus $196,137 in accrued interest. The Company is contesting these liabilities as of December 31, 1995. Interest expense of $114,445, that was previously recorded, was reversed as other income in 1994. Payments made in 1991 through 1994 totaling $41,385, which were previously recorded as reductions to accrued interest, were adjusted to reduce the notes payable. During 1995, the Company paid two of the claimants, with a recorded liability of $325,077, $245,000 in full satisfaction of all obligations and to acquire their stock in the Company. The cost of this treasury stock has been recorded as $4,000 and an extraordinary gain of $84,077 was recorded related to this settlement in 1995. At December 31, 1995, the Company has a recorded liability of $183,538 owed to the last remaining claimant. See Item 3. Legal Proceedings and the financial statements filed with this report.

     Cash flows from continuing operations during 1995 and 1994 reflect net cash used of $(256,220) and $(420,278), respectively, while cash flows provided by (used for) investing activities for the same periods were $2,807 and $(61,402), respectively.

     At December 31, 1995, the Company had working capital of $245,017. If the Company should generate an operating loss for 1996 comparable to the loss incurred for 1995, a substantial portion of the Company's remaining cash and working capital will be depleted. See " Results of Operations" below. The Company presently has no external sources of cash.

CAPITAL RESOURCES

     The Company issued senior convertible subordinated Notes with interest rates ranging from 8-1/4% to 9-1/4% under various private placement offerings. Due dates of these notes ranged from October 31, 1995 to December 31, 1998. At December 31, 1993, the Company had outstanding Notes of $82,000. These Notes were redeemed on November 30, 1994.

RESULTS OF OPERATIONS

     PRIOR PERIOD ADJUSTMENTS AND CHANGES IN ESTIMATES

     As indicated in Note B of Notes to Consolidated Financial Statements and
Item 12. Certain Relationships and Related Transactions, adjustments were made to the liabilities incurred in connection with the acquisition of First West Life. Interest expense of $114,445, which had been recorded improperly, was recorded as miscellaneous income in 1994. Payments made in 1991 through 1994 totaling $41,385, which had been recorded as reductions to accrued interest, have been adjusted to reduce the principal amount of the note payable.

     FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

     The Company's net operating loss for 1995 decreased by approximately 18.8% due to increased rental revenues and decreased operating expenses. However, the decreased 1995 net operating loss was offset by reduced other income of only $9,461, as compared to $124,006 in 1994. This resulted in a $343,928 loss from continuing operations before extraordinary items in 1995, as compared to a loss of $310,926 in 1994. As explained above, other income for the 1994 fiscal year included $114,445, which related to an adjustment of interest expense recorded previously. In 1995, the Company recorded a $84,077 gain from the settlement of certain debt, while in 1994, the Company recorded a $217,552 loss from discontinued operations and the disposal of First West Life. Accordingly, the overall net loss for 1995 decreased significantly (50.8%) as compared to 1994. See "Liquidity" above.

     The Company's rental operations generated a profit of $5,310 for 1995, as compared to a loss of $44,967 for 1994. The profit in 1995, however, was not sufficient to cover the Company's other operating expenses, which were comprised primarily of salaries, payroll taxes, and employee benefits ($179,288); legal expenses ($101,951); and accounting and actuarial expenses ($46,360). These expenses items are expected to continue at 1995 levels during 1996. Revenues are also expected to continue at 1995 levels during 1996. Accordingly, the Company expects to incur an operating loss comparable to that of 1995.

     The Company's present business operations do not generate sufficient revenues to cover its operating expenses. The Company would have to obtain other business operations or severely reduce its operating expenses to remain viable.

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

                                    PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company held by each such person:

        NAME                 AGE                        POSITION
Ralph W. Newton, Jr.         68           Chairman of the Board of Directors, President,
                                          and Class B Director

Linda M. Opfer               46           Class B Director


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

     RALPH W. NEWTON, JR. has been the Chairman of the Board of Directors of the Company since August 1982 and the President since November 1992. He was the Chairman of the Board of Directors of First West Life until its sale in October 1994. Since he founded it in 1969, he has been president of Mountain Pacific Investment Company, a former investment banking firm which is in existence, but which became inactive in April 1985. Mr. Newton received a B.S.B.A. degree in accounting from Geneva College in 1965 and an M.Ed. degree in education from Westminster College in 1968. Mr. Newton was a member of the National Association of Securities Dealers, Inc. between 1969 and 1985.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     No directors, officers, or beneficial owners of more than ten percent of securities of the Company engaged in any transactions involving the securities during the fiscal year ended December 31, 1995. Accordingly, there were no Forms 3, 4, or 5 filed by such persons during the fiscal year ended December 31, 1995.

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


                                                                                   LONG TERM COMPENSATION
                                                                        -----------------------------------------
                                         ANNUAL COMPENSATION                       AWARDS                PAYOUTS
                                   -----------------------------------  -----------------------------------------
                                                            OTHER         RESTRICTED
NAME AND                                                    ANNUAL          STOCK                          LTIP       ALL OTHER
PRINCIPAL                                                COMPENSATION      AWARD(S)     OPTIONS/SARS     PAYOUTS    COMPENSATION
POSITION                   YEAR     SALARY      BONUS        ($)             ($)            ($)            ($)           ($)
- --------------------------------------------------------------------------------------------------------------------------------
Ralph W. Newton, Jr.       1995    $96,000     $4,000        -0-             -0-            -0-            -0-           -0-
Chairman and President     1994    $94,500   $150,000        -0-             -0-            -0-            -0-           -0-
                           1993    $96,974        -0-        -0-             -0-            -0-            -0-           -0-


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information, as of March 7, 1996, with respect to the beneficial ownership of the Company's Common Stock and Preferred Stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock and Preferred Stock, by each of the Company's officers and directors, and by the officers and directors of the Company as a group. Information is also provided regarding beneficial ownership of Common Stock if the Preferred Stock is converted to Common Stock (at a ratio of .8 shares of Common Stock for every share of Preferred Stock):

                                                                                         IF ALL SHARES OF PREFERRED
                                                                                           STOCK ARE CONVERTED TO
                                       COMMON STOCK                 PREFERRED STOCK            COMMON STOCK(1)

                                  NUMBER OF     PERCENT OF     NUMBER OF    PERCENT OF    NUMBER OF      PERCENT OF
BENEFICIAL OWNER                   SHARES        CLASS(2)       SHARES       CLASS(3)      SHARES         CLASS(4)
Ralph W. Newton, Jr.                 -0-              --        70,000(5)      28.00%       56,000           7.19%
One Cleek Way
Littleton, CO 80123

Patricia L. Newton                   -0-              --        70,000(5)      28.00%       56,000           7.19%
One Cleek Way
Littleton, CO 80123

Henry W. Hall                        -0-              --        55,425         22.17%       47,580           6.10%
1265 South Park Drive
Monument, CO 80132

Joseph T. and                      33,333           5.75%         -0-             --        33,333           4.28%
  Jacqueline M. Flynn
499 Estudillo Avenue
San Leandro, CA  94577

Linda M. Opfer                       -0-              --          -0-             --          -0-              --

Officers and Directors as a        33,333           5.75%       70,000         28.00%       89,333          11.46%
  group (2 persons)


_______________

(1) As of the date of this Annual Report, no shares of Preferred Stock have been converted.

(2)  Based on 579,378 shares of Common Stock outstanding.

(3)  Based on 250,000 shares of Preferred Stock outstanding.

(4) Based on 779,378 shares of Common Stock outstanding, assuming the conversion of all shares of Preferred Stock at a ratio of .8 shares of Common Stock for every share of Preferred Stock.

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH FIRST WEST LIFE INSURANCE COMPANY

     After negotiations which began on April 21, 1988, the Company acquired 100% of the outstanding stock of First West Financial Services, Inc. ("FWFS") and its subsidiary, First West Life, on June 10, 1988, in exchange for 100,000 shares of the Company's Common Stock with an estimated fair market value of $10.00 per share, $931,304 cash, and a liability to the former shareholders of First West Life of $459,000. The due date of the liability to the former shareholders of FWFS is contingent upon the Company selling those shares purchased from First West Life under the Stock Exchange Agreement back into treasury of First West Life at the time of effecting further surplus relief in the amount of $300,000, or more, through the existing modified coinsurance contract with Beneficial Life Insurance Company upon terms acceptable to the Commissioner of Insurance, or the sale of the life insurance business book at no less than $1.8 million, or effectuation of not less than $1.4 million of surplus relief through a replacement insurance or coinsurance contract with Security Life Insurance Company, or another reinsurer. In connection with the Exchange, the Company agreed to pay the former shareholders of First West Life an additional $150,000 ($50,000 to each of the three shareholders) if certain price ($20.00 per share) and marketability of the stock issued in the Exchange was not attained by June 29, 1990. At December 31, 1989, the Company reduced the value of the Common Stock issued for the acquisition and recorded the additional $150,000 due the former shareholders of First West Life as a liability (the "Additional Liability").

     Prior to adjustment, the balance of the liabilities incurred in connection with the acquisition was $559,000 plus $196,137 in accrued interest. The Company is contesting these liabilities as of December 31, 1995. Interest expense of $114,445, that was previously recorded, was reversed as other income in 1994. Payments made in 1991 through 1994 totaling $41,385, which were previously recorded as reductions to accrued interest, were adjusted to reduce the notes payable. After adjustment, the balance of the liabilities was $508,615 and no accrued interest. In 1995, the Company settled with two of the three original shareholders of First West Life by paying a total of $245,000 cash. The shareholders returned their shares of the Company's Common Stock. At December 31, 1995, the Company's balance sheet reflected a liability of $183,538 owed to the remaining original shareholder of First West Life. See Item 1. Description of Business, Item 3. Legal Proceedings, and Item 7. Financial Statements, including the Notes thereto. See "Transactions with Officers, Directors, and Shareholders" below.

TRANSACTIONS WITH OFFICERS, DIRECTORS, AND SHAREHOLDERS

     On December 31, 1992, the Company entered into a Termination Agreement with Donald Yee and Sheung K. Yee as a result of the termination of Mr. Yee's employment with the Company and First West Life. The Company agreed to pay Mr. Yee accrued vacation and sick leave in the sum of $12,996 and severance pay of $12,800. With respect to the Additional Liability described in "Transactions with First West Life Insurance Company" above, the Company agreed to pay Mr. Yee's share of the Additional Liability, $50,000, at the rate of $3,000 per month beginning February 28, 1993 and continuing monthly thereafter. Interest accrued on that amount at the rate of 9% per annum from June 29, 1990. Mr. Yee submitted his resignation as a director of the Company and all of its subsidiaries at the time of the Termination Agreement. The Company and Mr. Yee provided mutual releases to each other. Beginning April 4, 1994, the Company suspended the payments of $3,000 per month. This obligation was settled during the quarter ended September 30, 1995, together with Mr. Yee's claim in connection with the Stock Exchange Agreement. See Item 3. Legal Proceedings and "Transactions with First West Life Insurance Company" above in this Item 12.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

REGULATION                                                               CONSECUTIVE
S-B NUMBER                         EXHIBIT                               PAGE NUMBER
   2.1        Stock Purchase Agreement dated July 29, 1994 (1)               N/A

   3.1        Articles of Incorporation, as amended (2)                      N/A

   3.2        Amended Bylaws (9)                                             N/A

   4.1        Form of Warrant Agreement (3)                                  N/A

  10.1        Stock Exchange Agreement dated April 29, 1988,                 N/A
              between the Company and the selling shareholders of
              First West Financial Services, Inc. and First West
              Life Insurance Company (4)

  10.2        Supplemental Agreement dated June 17, 1988, between the        N/A
              Company and the selling shareholders of First West
              Financial Services, Inc. (4)

  10.3        Order of John Kezer, Insurance Commissioner of the             N/A
              State of Colorado dated June 29, 1988 (4)


REGULATION                                                               CONSECUTIVE
S-B NUMBER                         EXHIBIT                               PAGE NUMBER
  10.4        Supplemental Agreement (A) dated June 21, 1988, between        N/A
              the Company and the selling shareholders of First West
              Financial (4)

  10.5        Promissory Note payable to Joseph T. Flynn, Dennis G.          N/A
              Haley, and Donald Yee (5)

  10.6        Promissory Notes payable to the Company from Donald Yee        N/A
              and Sheung Yee (5)

  10.7        Promissory Note payable to the Company from Joseph T.          N/A
              Flynn and Jacqueline M. Flynn (5)

  10.8        Real estate conveyance documents for purchase of               N/A
              7860 E. Berry Place (6)

  10.9        Termination Agreement with Donald Yee and Sheung K. Yee        N/A
              dated December 31, 1992 (7)

  10.10       Stock Purchase Agreement with Philip A. Bates dated            N/A
              December 1, 1993 (8)

  10.11       Agreement of Non-Adjudicated Settlement with                   N/A
              Dennis G. Haley (10)

  10.12       Settlement Agreement and Mutual General Release by and         N/A
              K. Yee, Capital Reserve Corporation, and Ralph Newton (11)

  27          Financial Data Schedule                                        ---

_______________________________

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

(9) Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

(10) Incorporated by reference to the Exhibits previously filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995.
(11) Incorporated by reference to the Exhibits previously filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.

     (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report: None


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAPITAL RESERVE CORPORATION



Dated: March 27, 1996                        By: /s/ Ralph W. Newton, Jr.
                                                --------------------------------
                                                Ralph W. Newton, Jr., President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Ralph W. Newton Jr.                            March 27, 1996
- ----------------------------------------------     -----------------------------
Ralph W. Newton, Jr., Chairman of the Board of
Directors and President (Principal Executive,
Financial and Accounting Officer)


/s/ Linda M. Opfer                                 March 27, 1996
- ----------------------------------------------     -----------------------------
Linda M. Opfer, Director

14:1995.10K

                        CONSOLIDATED FINANCIAL STATEMENTS

                                       AND

                          INDEPENDENT AUDITORS' REPORT

                           CAPITAL RESERVE CORPORATION


                                DECEMBER 31, 1995

                                 C O N T E N T S

                                                            PAGE


INDEPENDENT AUDITORS' REPORTS                                3-4

CONSOLIDATED FINANCIAL STATEMENTS

  BALANCE SHEET                                              5-6

  STATEMENTS OF OPERATIONS                                    7

  STATEMENTS OF STOCKHOLDERS' EQUITY                          8

  STATEMENTS OF CASH FLOWS                                   9-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  11-15

                                  [LETTERHEAD]

Board of Directors
Capital Reserve Corporation

                          INDEPENDENT AUDITORS' REPORT
     We have audited the accompanying consolidated balance sheet of Capital Reserve Corporation as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

     As part of the Company's preparation of audited financial statements as of and for the year ended December 31, 1994, the Company was to have audited the financial statements of First West Life Insurance Company through the date of sale. However, the books and records of First West Life were turned over to the purchaser (which is located out of state) at the time of sale, thereby making it burdensome and expensive to audit the First West Life financial statements. Given the Company's limited resources, management of the Company has determined not to audit the First West Life financial statements for 1994 through date of sale. We were therefore unable to obtain audited financial statements supporting the loss from operations and disposal of the life insurance segment stated at $217,552 for the year ended December 31, 1994.

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

     In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the life insurance segment, and except for the omission of information discussed in the preceding paragraph, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Capital Reserve Corporation as of December 31, 1995, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.


                                        John M. Hanson & Company, P.C.


Denver, Colorado

February 10, 1996

                           CAPITAL RESERVE CORPORATION
                    CONSOLIDATED BALANCE SHEET (PAGE 1 OF 2)
                                DECEMBER 31, 1995

                                     ASSETS

CURRENT ASSETS (NOTE G)

  Cash and cash equivalents (Note A)                        $346,304

  Accounts receivable

    Tenants                                   $   5,967
    Insurance operations                         41,100
                                              ---------
                                                 47,067

    Less allowance for doubtful accounts        (14,558)      32,509
                                              ---------
  Marketable securities (Note A)                              89,081

  Other current assets                                         8,522
                                                            --------
                                                             476,416
RENTAL PROPERTY AND EQUIPMENT - AT COST

  Rental real estate                            433,829
  Furniture and fixtures                         17,157
  Automobiles                                    60,242
                                              ---------
                                                511,228
    Less accumulated depreciation (Note A)      (92,734)     418,494
                                              ---------

OTHER ASSETS
  Investments                                                 35,441
                                                            --------
      Total assets                                          $930,351
                                                            --------
                                                            --------

   The accompanying notes are an integral part of this statement

                           CAPITAL RESERVE CORPORATION
                    CONSOLIDATED BALANCE SHEET (PAGE 2 OF 2)
                                DECEMBER 31, 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable - related party (Notes B and G)                   $  183,538
  Accounts payable                                                    23,077
  Accrued liabilities
    Property taxes                                  $ 23,399
    Other                                              1,385          24,784
                                                    --------      ----------
      Total current liabilities                                      231,399


COMMITMENTS AND CONTINGENCIES (NOTE C)                                     -



STOCKHOLDERS' EQUITY (NOTE D)
  Class A common stock - authorized 20,000,000 shares
    of no par value; issued and outstanding
    579,378 shares                                                 3,140,102
  Class B preferred stock - authorized 250,000 shares
    of no par value; issued and outstanding
    250,000 shares                                                    50,000
  Accumulated deficit                                             (2,491,150)
                                                                  ----------
                                                                     698,952
                                                                  ----------
      Total liabilities and stockholders' equity                  $  930,351
                                                                  ----------
                                                                  ----------

       The accompanying notes are an integral part of this statement

                           CAPITAL RESERVE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year Ended December 31,
                                                 --------------------------
                                                     1995            1994
                                                 ----------     -----------
Revenue
  Rental                                         $  100,664     $    63,036
  Insurance residuals                                17,252          16,492
                                                 ----------     -----------
                                                    117,916          79,528
Operating expenses
  General and administrative                        375,951         406,457
  Rental                                             95,354         108,003
                                                 ----------     -----------
                                                    471,305         514,460
                                                 ----------     -----------
    Net operating (loss)                           (353,389)       (434,932)
Other income (expense)
  Interest and dividend income                       39,378           7,938
  Investment (losses) gains (Note G)                (35,721)          7,368
  Other income (Note B)                               1,051         128,166
  Interest expense                                        -         (12,844)
                                                 ----------     -----------
  Gain (loss) on property dispositions                4,753          (6,622)
                                                 ----------     -----------
                                                      9,461         124,006
    (Loss) from continuing operations before
      extraordinary items                          (343,928)       (310,926)
Discontinued operations - (loss) from operations
    and disposal of life insurance segment
    (Note E)                                              -        (217,552)
                                                 ----------     -----------
                                                   (343,928)       (528,478)
  Extraordinary item-gain on extinguishment
    of debt (Note B)                                 84,077                -
                                                 ----------     -----------
      Net (loss)                                 $ (259,851)     $ (528,478)
                                                 ----------     -----------
                                                 ----------     -----------

Net (loss) per common share (Note A)
  Continuing operations                          $     (.56)     $     (.48)
  Discontinued operations                                 -            (.34)
                                                 ----------     -----------
                                                       (.56)           (.82)
  Extraordinary item                                    .14                -
                                                 ----------     -----------
Net (loss)                                       $     (.42)     $     (.82)
                                                 ----------     -----------
                                                 ----------     -----------

         The accompanying notes are an integral part of these statements

                           CAPITAL RESERVE CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995 AND 1994

                                Class A                Class B         Unrealized
                                 Stock                  Stock             Loss
                                 Common               Preferred         on Equity      Accumulated
                          --------------------    ------------------
                           Shares       Amount     Shares     Amount    Securities       Deficit
                          -------    ----------   -------   --------    ----------     -----------
January 1, 1994           646,044    $3,144,102   250,000   $ 50,000     $241,527      $(1,702,821)
Adjust unrealized
  investment gain               -             -          -         -     (241,527)               -

Net (loss)                      -             -          -         -            -         (528,478)
                          -------    ----------   --------   -------     ---------     -----------
December 31, 1994         646,044    $3,144,102    250,000    50,000            -       (2,231,299)

Redemption of
  common stock
  (Note A)                (66,666)       (4,000)         -         -             -               -

Net (loss)                      -             -          -         -             -        (259,851)
                          -------    ----------   --------   -------     ---------     -----------
December 31, 1995         579,378    $3,140,102    250,000   $50,000     $       -     $(2,491,150)
                          -------    ----------   --------   -------     ---------     -----------
                          -------    ----------   --------   -------     ---------     -----------


      The accompanying notes are an integral part of these statements

                           CAPITAL RESERVE CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (PAGE 1 OF 2)

                                                     Year Ended December 31,
                                                 ----------------------------
                                                      1995            1994
                                                 ------------     -----------
Cash flows from operating activities:
  Net (loss) from continuing operations          $  (343,928)     $ (310,926)

  Reconciling adjustments:

    Depreciation and amortization                     33,043          28,157
    (Gain) loss on property dispositions              (4,753)          6,622
    Loss (gain) on investments                        35,721          (7,368)
    Changes in assets and liabilities:
      Current assets                                   8,393          14,576
      Accounts payable and accrued liabilities        15,304        (151,339)
                                                 -----------      ----------
       Total adjustments                              87,708        (109,352)
                                                 -----------      ----------
      Net cash (used for) continuing operations     (256,220)       (420,278)

Cash flows from discontinued operations:

  Net cash provided by discontinued operations
    and sale thereof                                       -       1,405,779

Cash flows from investing activities:

  Sale/purchase of certificates of deposit           189,000        (189,000)
  Purchase of investments                           (315,268)        (19,118)
  Proceeds from sale of investments                  192,003          71,031
  Proceeds from related party loan                         -          90,000
  Purchase of property and equipment                 (68,573)        (14,315)
  Proceeds from sale of equipment                      5,645                -
                                                 -----------      ----------
      Net cash provided by (used for)
        investing activities                           2,807         (61,402)

      The accompanying notes are an integral part of these statements

                           CAPITAL RESERVE CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (PAGE 2 OF 2)

                                                       Year Ended December 31,
                                                      -------------------------
                                                          1995          1994
                                                      -----------   -----------
Cash flows from financing activities:

  Redemption of common stock (Note B)                     (4,000)             -
  Payment on senior convertible subordinated notes             -        (83,340)
  Payment on notes payable - related party
    (Note B)                                            (241,000)        (9,000)
                                                        --------       --------
      Net cash (used for) financing activities          (245,000)       (92,340)
                                                        --------       --------
Net change in cash and cash equivalents                 (498,413)       831,759
Cash and cash equivalents at beginning of year           844,717         12,958
                                                        --------       --------
Cash and cash equivalents at end of year                $346,304       $844,717
                                                        --------        -------
                                                        --------        -------

Interest paid                                           $      -        $13,951
                                                        --------        -------
                                                        --------        -------

     The accompanying notes are an integral part of these statements

                           CAPITAL RESERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
The Company (CRC) was incorporated in Colorado in 1982, and operated an insurance agency and a life insurance company. The insurance business was sold in 1994, (See Note E). The life insurance agency was retained, but is currently inactive. At December 31, 1995, the main activity of CRC is renting real property in Englewood, Colorado, to eight tenants with monthly rents from $900 to $1,494.

USE OF ESTIMATES
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

BASIS OF CONSOLIDATION
The consolidated financial statements include CRC, and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The activity of subsidiaries disposed of in 1994 has been identified as discontinued operations in the consolidated statements of operations and cash flows.

COMPARABILITY OF FINANCIAL STATEMENTS
Certain items in the statements of operations and cash flows have been reclassified for the year ended December 31, 1994 in order to make them comparable to the current financial statements. There is no effect on the net loss.

DEPRECIATION
Depreciation has been provided in amounts sufficient to relate the costs of depreciable assets to operations over their estimated useful lives principally on the straight-line method. Real estate is depreciated over thirty to thirty-nine years, and other property is depreciated over three to seven years.

CASH AND CASH EQUIVALENTS
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES
The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded on the balance sheet in current assets at their fair value as quoted by the broker. The change in fair value during the year is included in earnings.

                           CAPITAL RESERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MARKETABLE SECURITIES (CONTINUED)
Certain securities investments held at January 1, 1994, were classified as available for sale. These securities were liquidated in 1994, and the change in the unrealized gain was adjusted to stockholders' equity.

TREASURY STOCK
Treasury stock has been treated as common stock redeemed and cancelled consistent with Colorado Revised Statutes.

EARNINGS (LOSS) PER SHARE
Earnings (loss) per share of common stock is computed based on the 616,273 and 646,044 weighted average number of common shares outstanding during the years ended December 31, 1995 and 1994, respectively. Fully diluted earnings per share are not presented because they are anti-dilutive.

NOTE B - NOTES PAYABLE - RELATED PARTY

Effective June 29, 1988, the Company acquired 100% of the outstanding stock of First West Financial Services and its subsidiary, First West Life Insurance Company, in exchange for 100,000 shares of the Company's Class A common stock with an estimated fair market value of $1,000,000. The Company paid $931,304 in cash and recorded a liability to the three stockholders of the life insurance company of $459,000, accruing interest at 9%. The due date of this liability was contingent upon the life insurance company creating a minimum stated surplus or a sale of certain business assets at a minimum stated amount. The life insurance company was sold in October, 1994 (see Note E).

In connection with the original acquisition of the life insurance company, the Company had agreed to pay the sellers an additional $150,000 if a certain price and marketability of the stock issued in the acquisition was not attained at the end of two years following the date of purchase.

The Company was contesting these liabilities as of December 31, 1994. All interest previously accrued was reversed and miscellaneous income was credited for $114,445 in 1994.

The Company paid two of these stockholders, with a recorded liability of $325,077, $245,000 during the year ended December 31, 1995, in full satisfaction of all obligations and to acquire their stock in the Company. Four thousand dollars has been recorded as the cost of this stock redemption. An extraordinary gain of $84,077 was recorded related to this settlement in 1995.

The third stockholder, with a recorded liability of $183,538, has filed a civil action naming the Company as defendant seeking to recover approximately $354,000 for various claims. The Company intends to vigorously defend these claims, and believes the risk of liability for the total amount is slight.

                           CAPITAL RESERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

NOTE C - COMMITMENTS AND CONTINGENCIES

The Company owns an office building from which it conducts its business and rents out space. Lease agreements expire from December, 1995 through July, 1998. Future amounts to be received under these leases are as follows at December 31, 1995:

    1996                                  $ 72,000
    1997                                    37,500
    1998                                    13,300
                                          --------
                                          $122,800
                                          --------
                                          --------

See Note B related to note payable contingency.

The Company is a defendant in a lawsuit filed by stockholders of a subsidiary corporation for alleged securities violations. The suit asks for damages totaling $2.4 million. The Company believes the suit lacks substantial merit and intends to vigorously defend its position.

NOTE D - STOCKHOLDERS' EQUITY

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

                           CAPITAL RESERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

NOTE E - DISCONTINUED OPERATIONS

On July 15, 1994, the Company adopted a formal plan to sell its life insurance operations to an outside party. All of the issued and outstanding stock of First West Life Insurance Company and its wholly owned subsidiary, First West Life Insurance Company of New Mexico, was sold on October 14, 1994. The proceeds received by the Company were $1,227,301. As of December 31, 1994, there were no remaining assets or liabilities of the discontinued activity.

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

The loss reserves and related actuarial items have no effect on the balance sheet as of December 31, 1995 and 1994, and the results from continuing operations for the years ended December 31, 1995 and 1994 because all of these items related to discontinued operations.

NOTE F - INCOME TAXES

There is no federal or state income tax expenses related to continuing operations of the Company for the years ended December 31, 1995 and 1994. The Company filed its income tax return excluding its life insurance subsidiaries. Net operating losses of $67,000 were used for 1994. The Company has loss carryforwards as follows:

                                                           Net
                                         Capital        Operating
Expiration Years                          Losses         Losses
                                       -----------     -----------
    1996-1998                          $    70,000     $         -
    1999                                 1,230,000               -
    2000-2004                                    -         900,000
    2005-2009                                    -         200,000
    2010                                         -         200,000
                                        ----------      ----------
                                        $1,300,000      $1,300,000
                                        ----------      ----------
                                        ----------      ----------

                           CAPITAL RESERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

NOTE F - INCOME TAXES (CONTINUED)

The net deferred tax asset due to loss carryforwards at December 31, 1995 is as follows:

Deferred tax asset                            $858,000
Valuation allowance                           (858,000)
                                              ---------
                                              $      -
                                              ---------
                                              ---------

NOTE G - FINANCIAL INSTRUMENTS

CASH AND CASH EQUIVALENTS
The Company has $300,000 cash and cash equivalents in one brokerage account at December 31, 1995.

ACCOUNTS RECEIVABLE
Generally, the Company does not require collateral or other security to support customer receivables.

MARKETABLE SECURITIES

The carrying amount of marketable trading securities in common stocks is equal to its fair value.

                                                               1995           1994
                                                           ----------      ----------
Investment (losses) gains are detailed as follows:

Realized gains (losses) on common stock                      $  9,076          $ (514)
Increase in unrealized (losses) gains
  on common stock                                             (44,797)          7,882
                                                             --------          ------
Investment (losses) gains                                    $(35,721)         $7,368
                                                             --------          ------
                                                             --------          ------

OTHER INVESTMENTS
The carrying amount of other investments approximates fair value as estimated by management.

NOTES PAYABLE
See disclosure at Note B, the amount of the liability is in dispute.