Form 10QSB
period 1996-03-31
CAPITAL RESERVE CORP
filed 1996-05-15
CIK 707674

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended: 03/31/96
                                                    --------
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ___________ to __________

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

           579,378 SHARES OF CLASS A COMMON STOCK, NO PAR VALUE, AS OF
                                 MARCH 31, 1996

Exhibit index on page 8                                        Page 1 of 9 pages

Board of Directors
Capital Reserve Corporation

                         Independent Accountants' Report

     The accompanying consolidated balance sheet of Capital Reserve Corporation as of March 31, 1996, and the related consolidated statements of operations and cash flows for the three months ended March 31, 1996 and 1995 were not audited by us, and, accordingly, we do not express an opinion on them.

     Consistent with the requirements of Item 310(b) of Regulation S-B manage-ment has elected to omit substantially all of the disclosures required by generally accepted accounting principles. If the omitted disclosures were included in the financial statements, they might influence the user's conclu-sions about the Company's financial position, results of operations, and its cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.






                                        John M. Hanson & Company, P.C.






Denver, Colorado

April 29, 1996

                           CAPITAL RESERVE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1996
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                $  268,285
  Accounts receivable                                          25,861
  Marketable securities                                        81,032
  Other current assets                                          9,156
                                                           ----------
      Total current assets                                    384,334
RENTAL PROPERTY AND EQUIPMENT
  Rental real estate                           $435,928
  Other property                                 84,209
                                               ---------
                                                520,137
    Less accumulated depreciation               (99,192)      420,945
                                               ---------
OTHER ASSETS                                                   35,441
                                                           ----------
                                                           $  840,720
                                                           ----------
                                                           ----------
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable - related party                            $  183,538
  Accounts payable and accrued liabilities                     38,795
                                                           ----------
      Total current liabilities                               222,333
STOCKHOLDERS' EQUITY
  Class A common stock                                      3,140,102
  Class B preferred stock                                      50,000
  Accumulated deficit                                      (2,571,715)
                                                           ----------
                                                              618,387
                                                           ----------
                                                           $  840,720
                                                           ----------
                                                           ----------

                             See accountants' report

                           CAPITAL RESERVE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                     1996       1995
                                                     ----       ----


Revenue
  Rental                                           $ 26,980  $ 19,169
  Insurance residuals                                 4,746     4,934
                                                   --------  --------
                                                     31,726    24,103
Operating expenses
  General and administrative                         96,160    78,497
  Rental                                             27,280    23,749
                                                   --------  --------
                                                    123,440   102,246
                                                   --------  --------
      Net operating loss                            (91,714)  (78,143)
Other income (expense)
  Interest and dividends                              3,086    12,174
  Other                                                 579        10
  Gain on sales of equipment                              -     2,924
  Investment gains and losses                         7,484         -
                                                   --------  --------
                                                     11,149    15,108
                                                   --------  --------
Net loss                                           $(80,565) $(63,035)
                                                   --------  --------
                                                   --------  --------
Net loss per common share                          $   (.14) $   (.10)
                                                   --------  --------
                                                   --------  --------




                             See accountants' report

                           CAPITAL RESERVE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                                    1996         1995
                                                 ----------   ----------
Cash flows from operating activities:
  Net loss                                       $  (80,565) $  (63,035)
  Reconciling adjustments:
    Depreciation                                      6,458       7,571
    Gain on sales of equipment                            -      (2,924)
    Gains on investments                             (7,484)          -
  Changes in assets and liabilities:
    Other current assets                              6,014       5,958
    Accounts payable and accrued liabilities         (9,066)     (3,252)
                                                 ----------   ----------
       Total adjustments                             (4,078)      7,353
                                                 ----------   ----------
      Net cash (used for) operating activities      (84,643)    (55,682)
Cash flows from investing activities:
  Proceeds from sale of common stock                 22,895           -
  Investment in common stock                         (7,362)    (27,386)
  Proceeds from sale of furniture and equipment           -       3,895
  Purchase of rental property and equipment          (8,909)    (39,590)
                                                 ----------   ----------
      Net cash provided by (used for)
        investing activities                          6,624     (63,081)
                                                 ----------   ----------

Net change in cash and cash equivalents             (78,019)   (118,763)
Cash and cash equivalents at beginning of period    346,304     844,717
                                                 ----------   ----------
Cash and cash equivalents at end of period       $  268,285  $  725,954
                                                 ----------   ----------
                                                 ----------   ----------




                             See accountants' report

                           CAPITAL RESERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

NOTE A - MANAGEMENT'S STATEMENT

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Capital Reserve Corporation as of March 31, 1996, and the results of operations and cash flows for the quarters ended March 31, 1996 and 1995. The Notes to the Consolidated Financial Statements which are contained in the Form 10-K should be read in conjunction with these consolidated financial statements.

In March, 1996 the Company entered into an agreement to sell its rental real estate. The sale has not been closed as of April 29, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 1996 was $162,001, as compared to $245,017 at December 31, 1995. The decrease in working capital is attributed to cash used in operations. If the Company should generate an operating loss for the current fiscal year comparable to the loss incurred for 1995, a substantial portion of the Company's remaining cash and working capital will be depleted. The Company has no external sources of cash.

As indicated in Note A of the Notes to Consolidated Financial Statements, the Company has entered into an agreement to sell its rental real estate. Should the sale be completed, the Company would increase its cash and working capital.

Current liabilities at March 31, 1996 included notes payable to a related party of $183,538, which was being contested by the Company. Subsequent to the quarter ended March 31, 1996, the Company reached a settlement with the related party in the amount of $198,000, and the related party returning his 33,333 shares of Class A common stock back to the Company.

RESULTS OF OPERATIONS

The Company's only operations at this time consist of the rental of office space. Such rental operations are generating positive cash flow; however, the depreciation attributed to the rental property (which is included in rental expense) results in a loss.

General and administrative expenses for the three months ended March 31, 1996 include legal fees of $20,082, incurred in connection with the dispute over the note payable described above and a lawsuit with regard to a former subsidiary of the Company which was initiated in October 1995. While the dispute over the note payable is finally resolved, management of the Company expects to incur a significant amount of legal fees during the current fiscal year while the lawsuit is pending.

General and administrative expenses for the three months ended March 31, 1996 also include salaries of $40,500, employee benefits expense of $6,922, and related payroll tax expenses of $3,389.

As compared to the three months ended March 31, 1995, general and administrative expenses for the current period were 22.5% higher, and the net loss for the three months ended March 31, 1996 increased by 27.8% over that of the same period in 1995.

The Company's present business operations do not generate sufficient revenues to cover its operating expenses. The Company will have to obtain other business operations or severely reduce its operating expenses to remain viable.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          Subsequent to the quarter ended March 31, 1996, the Company reached a settlement with Joseph T. Flynn in the amount of $198,000, and Mr. Flynn returning his 33,333 shares of Class A common stock back to the Company.

ITEM 2.   CHANGES IN SECURITIES.

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

ITEM 5.   OTHER INFORMATION.

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  EXHIBITS. None.


REGULATION
S-K NUMBER     EXHIBIT
    27         Financial Data Schedule

          (b)  REPORTS ON FORM 8-K.  None.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CAPITAL RESERVE CORPORATION
                                  (Registrant)


Date: May   , 1996                 By: /s/ Ralph W. Newton, Jr.
                                       ------------------------------
                                           Ralph W. Newton, Jr.
                                           Principal Financial and Accounting
                                           Officer and President