Form 10QSB
period 1996-06-30
CAPITAL RESERVE CORP
filed 1996-08-14
CIK 707674

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended: 06/30/96
                                                    --------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number: 0-17232

                           CAPITAL RESERVE CORPORATION
        (Exact name of small business issuer as specified in its charter)

                     COLORADO                                  84-0888594
 (State or other jurisdiction of incorporation or             (IRS Employer
                  organization)                              Identification No.)

           7860 EAST BERRY PLACE, SUITE 215, ENGLEWOOD, COLORADO 80111
                    (Address of principal executive offices)

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

           546,045 SHARES OF CLASS A COMMON STOCK, NO PAR VALUE, AS OF
                                  JUNE 30, 1996

Exhibit index on page 9                                       Page 1 of 17 pages

                  [John M. Hanson & Company, P.C. Letterhead]

Board of Directors
Capital Reserve Corporation

                         Independent Accountants' Report

         The accompanying consolidated balance sheet of Capital Reserve Corporation as of June 30, 1996, and the related consolidated statements of operations for the three months and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995, were not audited by us, and, accordingly, we do not express an opinion on them.

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





                                            /s/John M. Hanson + Company PC






Denver, Colorado

July 29, 1996


                           CAPITAL RESERVE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1996
                                   (Unaudited)

- -------------------------------------------------------------------------------------------------------------------


                                                      ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                                            $ 81,554
  Accounts receivable                                                                                    15,314
  Marketable securities                                                                                 144,460
  Other current assets                                                                                    9,902
- -------------------------------------------------------------------------------------------------------------------


     Total current assets                                                                               251,230

RENTAL PROPERTY AND EQUIPMENT - AT COST
  Rental real estate                                                            $454,082
  Other property                                                                  81,119
- -------------------------------------------------------------------------------------------------------------------


  Total rental property and equipment                                            535,201

  Less accumulated depreciation                                                 (105,650)               429,551
- -------------------------------------------------------------------------------------------------------------------


OTHER ASSETS                                                                                             26,804
- -------------------------------------------------------------------------------------------------------------------


Total assets                                                                                           $707,585
===================================================================================================================


                                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable (Note B)                                                                                $123,000
  Accounts payable and accrued liabilities                                                               25,584
- -------------------------------------------------------------------------------------------------------------------


     Total current liabilities                                                                          148,584

STOCKHOLDERS' EQUITY
  Class A common stock                                                        $3,138,102
  Class B preferred stock                                                         50,000
  Accumulated deficit                                                         (2,629,101)               559,001
- -------------------------------------------------------------------------------------------------------------------


Total liabilities and stockholders' equity                                                             $707,585
===================================================================================================================


            See accountants' report and notes to financial statements


                           CAPITAL RESERVE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
- -------------------------------------------------------------------------------------------------------------------


                                                Three months ended                      Six months ended
                                                     June 30,                               June 30,
- -------------------------------------------------------------------------------------------------------------------


                                              1996               1995                1996                1995
- -------------------------------------------------------------------------------------------------------------------

Revenue
  Insurance residuals                        $  4,370           $  3,813            $  9,116           $  8,747
  Interest and dividends                        1,977             12,775               5,063             24,949
  Investment gains                             42,132              7,570              49,616              7,570
  Other                                           126              1,750                 705              4,684
- -------------------------------------------------------------------------------------------------------------------


    Total revenues                             48,605             25,908              64,500             45,950

Expenses
  General and administrative                   90,664             96,827             186,824            175,324
  Interest                                      1,294                  -               1,294                  -
  Other                                        12,462                  -              12,462                  -
- -------------------------------------------------------------------------------------------------------------------


    Total expenses                            104,420             96,827             200,580            175,324
- -------------------------------------------------------------------------------------------------------------------


Net (loss) before extraordinary
 items                                        (55,815)           (70,919)           (136,080)          (129,374)

Income from discontinued
  rental operations (Note C)                   (1,571)             4,208              (1,871)              (372)

Extraordinary item - gain on
    extinguishment of debt (net
    of applicable income taxes)                     -             68,538                  -              68,538
- -------------------------------------------------------------------------------------------------------------------


Net income (loss)                            $(57,386)          $  1,827           $(137,951)         $ (61,208)
===================================================================================================================









            See accountants' report and notes to financial statements


                           CAPITAL RESERVE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
- -------------------------------------------------------------------------------------------------------------------


                                                 Three months ended                     Six months ended
                                                       June 30,                              June 30,
- -------------------------------------------------------------------------------------------------------------------


                                              1996               1995                1996                1995
- -------------------------------------------------------------------------------------------------------------------

Net (loss) per common share
  Loss from continuing
    operations                               $   (.10)          $   (.11)           $   (.24)       $      (.20)
  Income from discontinued
    operations                                      -                .01                   -                  -
- -------------------------------------------------------------------------------------------------------------------


Net (loss) before
  extraordinary item                             (.10)              (.10)               (.24)              (.20)

Extraordinary item                                  -                .10                   -                .10
- -------------------------------------------------------------------------------------------------------------------


Net income (loss)                           $    (.10)         $       -            $   (.24)          $   (.10)
===================================================================================================================







            See accountants' report and notes to financial statements

                           CAPITAL RESERVE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
- -------------------------------------------------------------------------------------------------------------------


Six Months Ended June 30,                                                         1996                   1995
- -------------------------------------------------------------------------------------------------------------------

Operating activities:
  Net loss                                                                     $(137,951)             $ (61,208)
  Reconciling adjustments:
    Depreciation and amortization                                                 12,916                 15,142
    Investment gains                                                             (49,616)                (7,570)
    Gain on sale of assets                                                             -                 (4,674)
    Loss (gain) on extinguishment of debt                                         12,462                (68,538)
  Changes in assets and liabilities:
    Other current assets                                                          15,815                  8,895
    Accounts payable and accrued liabilities                                     (22,277)                 5,887
- -------------------------------------------------------------------------------------------------------------------


      Total adjustments                                                          (30,700)               (50,858)
- -------------------------------------------------------------------------------------------------------------------


    Net cash used for operating activities                                      (168,651)              (112,066)

Investing activities:
  Investments in common stock                                                   (103,004)               (27,385)
  Sales of investments in common stock                                            97,241                      -
  Proceeds from sale of assets                                                         -                136,601
  Proceeds from other investments                                                  8,637                      -
  Purchase of property                                                           (23,973)               (66,613)
- -------------------------------------------------------------------------------------------------------------------


    Net cash provided by investing activities                                    (21,099)                42,603

Financing activities:
  Payment on note payable - related party                                        (73,000)              (115,000)
  Purchase of treasury stock                                                      (2,000)                (2,000)
- -------------------------------------------------------------------------------------------------------------------


    Net cash used for financing activities                                       (75,000)              (117,000)
- -------------------------------------------------------------------------------------------------------------------


Net change in cash and cash equivalents                                         (264,750)              (186,463)
Cash and cash equivalents at beginning of period                                 346,304                844,717
- -------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                     $  81,554              $ 658,254
===================================================================================================================



            See accountants' report and notes to financial statements

                           CAPITAL RESERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30,1996
                                   (Unaudited)

- --------------------------------------------------------------------------------


NOTE A - MANAGEMENT'S STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Capital Reserve Corporation as of June 30, 1996, and the results of operations for the three months and six months ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995. The Notes to the Consolidated Financial Statements which are contained in the Form 10-K should be read in conjunction
with         these          consolidated          financial          statements.
- --------------------------------------------------------------------------------


NOTE B - NOTE PAYABLE

In May, 1996 the Company settled a disputed note payable to a stockholder. The Company paid the stockholder $73,000 cash and issued a new $123,000 note payable in settlement of the $183,538 recorded payable balance. A settlement expense of $12,462 was recorded. The new $123,000 note was paid upon the sale of the building.
- --------------------------------------------------------------------------------


NOTE C - BUILDING SALE

On July 3, 1996 the Company sold the building which was the source of its rental revenue. The Company has estimated they will have a gain on sale of $120,000 in the third quarter. Net rental revenues and expenses have been classified as discontinued operations in these financial statements.

The Company has leased space from the new owners for twelve months commencing July 1, 1996 for $750 per month.
- --------------------------------------------------------------------------------


NOTE D - FUTURE PLANS

The Company has no source of operating revenues after the sale of the building. Management is exploring various possible future business opportunities.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 1996 was $102,646, as compared to $245,017 at December 31, 1995. The decrease in working capital is attributed to cash used in operations. If the Company should generate an operating loss for the current fiscal year comparable to the loss incurred for 1995, a substantial portion of the Company's remaining cash and working capital will be depleted. The Company has no external sources of cash.

As indicated in Note C of the Notes to Consolidated Financial Statements, the Company sold its rental real estate on July 3, 1996 for an estimated gain on sale of $120,000. As a result, the Company's cash and working capital will be increased in the third quarter.

Current liabilities at June 30, 1996 included a note payable of $123,000, which was issued in settlement of a disputed note payable of $183,538, together with $75,000 cash. A settlement expense of $12,462 was recorded, as well as $2,000 for the purchase of stock. The new $123,000 note was paid upon the sale of the building. As part of the settlement terms, the holder of the note returned his 33,333 shares of Class A common stock back to the Company.

RESULTS OF OPERATIONS

Due to the sale of the Company's rental real estate, the Company has no present source of operating revenues. Rental operations are reflected as discontinued operations in the statement of operations.

General and administrative expenses for the three and six months ended June 30, 1996 include legal fees of $18,011 and $38,093, respectively, incurred in connection with the dispute over the note payable described above and a lawsuit with regard to a former subsidiary of the Company which was initiated in October 1995. While the dispute over the note payable is finally resolved, management of the Company expects to incur a significant amount of legal fees during the current fiscal year while the lawsuit is pending.

General and administrative expenses for the three and six months ended June 30, 1996 also include salaries of $40,500 and $81,000, employee benefits expense of $7,710 and $14,632, and related payroll tax expenses of $3,266 and $6,655, respectively.

As compared to the six months ended June 30, 1995, operating expenses for the current period were 14.4% higher. However, the net loss for the six months ended June 30, 1996 increased by 125.4% over that of the same period in 1995 due to the extraordinary gain on extinguishment of debt recorded in 1995.

The Company's present business operations do not generate sufficient revenues to cover its operating expenses. The Company will have to obtain other business operations or severely reduce its operating expenses to remain viable.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                  In May 1996, the Company reached a settlement with Joseph T. Flynn in the amount of $198,000, and Mr. Flynn returning his 33,333 shares of Class A common stock back to the Company.

ITEM 2.           CHANGES IN SECURITIES.

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not applicable.

ITEM 5.           OTHER INFORMATION.

                  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      EXHIBITS.

  REGULATION
  S-K NUMBER        EXHIBIT

    10.1            Settlement Agreement and Mutual General Release
     27             Financial Data Schedule

                  (b)      REPORTS ON FORM 8-K.  None.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CAPITAL RESERVE CORPORATION
                                               (Registrant)


Date: August 14, 1996                           By:/S/ RALPH W. NEWTON, JR.
                                                   ---------------------------
                                                Ralph W. Newton, Jr.
                                                Principal Financial and
                                                Accounting Officer and President



14:06-30-96.10q