Form 10QSB
period 1996-09-30
CAPITAL RESERVE CORP
filed 1996-11-14
CIK 707674

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x]             QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1996

[ ]             TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _____________________ to __________________

                         Commission file number 0-17232

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

                                  (303)220-5030
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_______ No___X___

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

           546,045 SHARES OF CLASS A COMMON STOCK, NO PAR VALUE, AS OF
                               SEPTEMBER 30, 1996

Transitional Small Business Disclosure Format (check one); Yes______ No ___X___
Exhibit index on page _______                               Page 1 of ____ pages

                 [Letterhead of John M. Hanson & Company, P.C.]






Board of Directors
Capital Reserve Corporation

                         INDEPENDENT ACCOUNTANTS' REPORT

         The accompanying consolidated balance sheet of Capital Reserve Corporation as of September 30, 1996, and the related consolidated statements of operations for the three months and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995, were not audited by us, and, accordingly, we do not express an opinion on them.

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


                                              /s/John M. Hanson & Company P.C.








Denver, Colorado

October 18, 1996


                           CAPITAL RESERVE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------


                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                                            $356,699
  Accounts receivable                                                                                     5,585
  Marketable securities                                                                                 131,629
  Other current assets                                                                                    7,900
-------------------------------------------------------------------------------------------------------------------


     Total current assets                                                                               501,813

EQUIPMENT - AT COST
  Office equipment                                                              $ 85,259
  Less accumulated depreciation                                                  (32,025)                53,234
-------------------------------------------------------------------------------------------------------------------


OTHER ASSETS                                                                                             26,804
-------------------------------------------------------------------------------------------------------------------


Total assets                                                                                           $581,851



                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                                             $ 12,727
-------------------------------------------------------------------------------------------------------------------


     Total current liabilities                                                                           12,727

STOCKHOLDERS' EQUITY
  Class A common stock                                                        $3,138,102
  Class B preferred stock                                                         50,000
  Accumulated deficit                                                         (2,618,978)               569,124
-------------------------------------------------------------------------------------------------------------------


Total liabilities and stockholders' equity                                                             $581,851








            See accountants' report and notes to financial statements






                           CAPITAL RESERVE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------


                                                     Three months ended                     Nine months ended
                                                      September 30,                         September 30,
-------------------------------------------------------------------------------------------------------------------


                                              1996               1995                1996                1995
-------------------------------------------------------------------------------------------------------------------

Revenue
  Insurance residuals                        $  4,532           $  4,839            $ 13,648           $ 13,586
  Interest and dividends                          878              8,869               5,941             33,818
  Investment (losses) gains                   (17,284)              (785)             32,332              6,785
  Other                                           240                158                 945              4,842
-------------------------------------------------------------------------------------------------------------------


    Total revenues                            (11,634)            13,081              52,866             59,031

Expenses
  General and administrative                   89,150             69,053             275,974            244,377
  Interest                                          -                  -               1,294                  -
  Other                                             -                  -              12,462                  -
-------------------------------------------------------------------------------------------------------------------


    Total expenses                             89,150             69,053             289,730            244,377
-------------------------------------------------------------------------------------------------------------------


Net (loss) from continuing
 operations                                  (100,784)           (55,972)           (236,864)          (185,346)

Income (loss) from discontinued
  rental operations (Note C)<F3>              (11,135)             6,273             (13,006)             5,901
Gain on sale of building
  (Note C) <F3>                               122,042                  -             122,042                  -
-------------------------------------------------------------------------------------------------------------------


                                              110,907              6,273             109,036              5,901

Extraordinary item - gain on
    extinguishment of debt (net
    of applicable income taxes)                     -             15,539                   -             84,077
-------------------------------------------------------------------------------------------------------------------


Net income (loss)                            $ 10,123           $(34,160)          $(127,828)          $(95,368)








            See accountants' report and notes to financial statements






                           CAPITAL RESERVE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------


                                                     Three months ended                     Nine months ended
                                                      September 30,                         September 30,
-------------------------------------------------------------------------------------------------------------------


                                              1996               1995                1996                1995
-------------------------------------------------------------------------------------------------------------------

Net (loss) per common share
  Loss from continuing
    operations                               $   (.18)         $    (.09)           $   (.42)         $    (.29)
  Income from discontinued
    operations                                    .20                .01                 .19                .01
-------------------------------------------------------------------------------------------------------------------


  Net (loss) before
    extraordinary item                            .02               (.08)               (.23)              (.28)

  Extraordinary item                                -                .02                   -                .13
-------------------------------------------------------------------------------------------------------------------


  Net income (loss)                          $    .02          $    (.06)           $   (.23)         $    (.15)


























            See accountants' report and notes to financial statements






                           CAPITAL RESERVE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------


Nine Months Ended September 30,                                                     1996                   1995
-------------------------------------------------------------------------------------------------------------------

Operating activities:

  Net loss                                                                     $(127,828)              $(95,368)

  Reconciling adjustments:
    Depreciation and amortization                                                 14,591                 23,560
    Investment gains                                                             (32,332)                (6,785)
    Gain on sale of assets                                                      (122,042)                (4,673)
    Loss (gain) on extinguishment of debt                                         12,462                (84,077)

  Changes in assets and liabilities:
    Other current assets                                                          27,546                 12,295
    Accounts payable and accrued liabilities                                     (35,134)                (3,501)
-------------------------------------------------------------------------------------------------------------------


      Total adjustments                                                         (134,909)               (63,181)
-------------------------------------------------------------------------------------------------------------------


    Net cash used for operating activities                                      (262,737)              (158,549)

Investing activities:
  Investments in common stock                                                   (184,766)               (89,776)
  Sales of investments in common stock                                           174,550                 11,000
  Proceeds from sale of assets                                                   501,275                136,601
  Proceeds from other investments                                                  8,637                      -
  Purchase of property                                                           (28,564)               (66,613)
-------------------------------------------------------------------------------------------------------------------


    Net cash provided by (used for)
      investing activities                                                       471,132                 (8,788)

Financing activities:
  Payment on note payable - related party                                       (196,000)              (241,000)
  Purchase of treasury stock                                                      (2,000)                (4,000)
-------------------------------------------------------------------------------------------------------------------


    Net cash used for financing activities                                      (198,000)              (245,000)
-------------------------------------------------------------------------------------------------------------------


Net change in cash and cash equivalents                                           10,395               (412,337)
Cash and cash equivalents at beginning of period                                 346,304                844,717
-------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents at end of period                                     $ 356,699               $432,380



            See accountants' report and notes to financial statements




                           CAPITAL RESERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30,1996
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE A - MANAGEMENT'S STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Capital Reserve Corporation as of September 30, 1996, and the results of operations for the three months and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995. The Notes to the Consolidated Financial Statements which are contained in the Form 10-K should be read in conjunction with these consolidated financial statements.
--------------------------------------------------------------------------------


NOTE B - NOTE PAYABLE

In May, 1996 the Company settled a disputed note payable to a stockholder. The Company paid the stockholder $73,000 cash and issued a new $123,000 note payable in settlement of the $183,538 recorded payable balance. A settlement expense of $12,462 was recorded. The new $123,000 note was paid upon the sale of the building on July 3, 1996.
--------------------------------------------------------------------------------

<F3>
NOTE C - BUILDING SALE

On July 3, 1996 the Company sold the building which was the source of its rental revenue. The Company has a gain on sale of $122,042 in the third quarter. Net rental revenues and expenses have been classified as discontinued operations in these financial statements.

The Company has leased space from the new owners of the building through July, 1998, for an average rate of $1,375 per month.
--------------------------------------------------------------------------------


NOTE D - FUTURE PLANS

The Company has no source of operating revenues after the sale of the building. Management plans to start a financial consulting and public relations firm under the name Wall Street Investment Corp. The new venture has no revenues as of September 30, 1996. Management is also exploring various other future business opportunities.

                                       7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (ITEM 303)

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 1996, was $489,086, as compared to $402,057 and $245,017 at September 30, 1995, and December 31, 1995, respectively. As indicated in Note C of the Notes to Consolidated Financial Statements, the Company sold its rental real estate on July 3, 1996, for a gain on sale of $122,042. This gain has resulted in the increase in cash and working capital. Since the Company currently has no significant source of revenue, the Company's working capital will continue to be depleted by operating expenses. Furthermore, if the Company should generate an operating loss for the current year comparable to the loss incurred for the year ended December 31, 1995, a substantial portion of the Company's remaining cash and working capital will be depleted.

Current liabilities were $12,727 at September 30, 1996. The decrease in current liabilities was primarily due to the payment of the note payable to a shareholder, as indicated in Note B of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Due to the sale of the Company's rental real estate, the Company no longer receives rental revenues. Rental operations are reflected as discontinued operations in the statement of operations. The sale of the Company's rental real estate is reflected as a gain on sale of building on the statement of operations. While the Company has continued to received income (and losses) from Insurance residuals, Interest and dividends, and Investments, these items are not a significant source of income compared to the Company's operating expenses.

General and administrative expenses for the three and nine months ended September 30, 1996, include legal expenes of $23,552 and $61,645, respectively, which have been incurred in connection with the dispute over a note payable to to a shareholder, as described in Note B of the financial statements, and a lawsuit with regard to a former subsidiary of the Company which was initiated in October, 1995. While the dispute over the note with the shareholder has been resolved, management of the Company expects to incur a significant amount of legal fees during the current fiscal year while the lawsuit is pending.

General and administrative expenses for the three and nine months ended September 30, 1996, also include salaries of $40,615 and $121,615, employee benefits expense of $5,594 and $20,226, and related payroll tax expenses of $1,981 and $8,948, respectively. Also included in general and administrative expenses for the three and and nine months ended September 30, 1996, are Accounting and auditing expenses of $2,012 and $16,572, Entertainment and Development expenses of $3,973 and $18,464, respectively.

As compared to the nine months ended September 30, 1995, operating expenses for the current period were 18.6% higher. The net loss for the nine months ended September 30, 1996, increased by 34.0%; however, the periods are not comparable due to the Gain on sale of building recorded during the current period, and the Extraordinary item recorded in 1995. The net loss from continuing operations for the nine months ended September 30, 1996, increased by 27.8% from the same period in 1995, generally, attributable to an increase in operating expenses.

The Company's present business operations do not generate sufficient revenues to cover its operating expenses. The Company, through a subsidiary named Wall Street Investment Corp., is attempting to start a financial consulting company. Whether Wall Street Investment Corp. will prove to be viable and a source of revenue is unknown.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS (ITEM 103)

                  Not Applicable

ITEM 2.           CHANGES IN SECURITIES

                  Not Applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable

ITEM 5.           OTHER INFORMATION

                  Not Applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K (ITEM 601)
                  A)       EXHIBITS

           REGULATION S-B                                                                          CONSECUTIVE
              NUMBER                        EXHIBIT                                                PAGE NUMBER
                  2                 Plan of purchase, sale, reorganization
                                    arrangement, liquidation, succession                                  N/A
                  3(i)              Articles of Incorporation as Amended(1)                               N/A
                  3(ii)             Bylaws as Amended(2)                                                  N/A
                   4                        Instruments defining the rights of security
                                    holders, including indentures                                         N/A
                  10.1              Contract to Buy and Sell Real Estate for sale of
                                    7860 E. Berry Place.                                                  ____
                  10.2              Office Lease                                                          ____
                  11                Statement re computation of per share earnings(3)                     N/A
                  15                Letter on unaudited financial information(4)                          N/A
                  18                Letter on change in accounting principles                             N/A
                  19                Report furnished to security holders                                  N/A
                  22                Published report regarding matters submitted
                                    to vote of security holders                                           N/A
                  23                Consents of experts and counsel                                       N/A
                  24                Power of Attorney                                                     N/A
                  27                Financial Data Schedule                                               ____

--------------------------------
(1) Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
(2) Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10- KSB for the fiscal year ended December 31, 1994.
(3)      See Part I - Financial Statements.
(4)      See Part I - Financial Statements.

         B)       REPORTS ON FORM 8-K: NONE

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CAPITAL RESERVE CORPORATION
                                        (Registrant)

Date:November 13, 1996                   By:/s/Ralph W. Newton, Jr.
                                         Ralph W. Newton, Jr.
                                         Principal Financial and Accounting
                                         Officer and President

93096.10Q