Form 10KSB
period 1996-12-31
CAPITAL RESERVE CORP
filed 1997-03-28
CIK 707674

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

            7860 E. BERRY PLACE, SUITE 215, ENGLEWOOD, COLORADO 80111 (Address of principal executive offices including zip code)

         Issuer's telephone number, including area code: (303) 220-5030

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
               Title of class: CLASS A COMMON STOCK, NO PAR VALUE
                         COMMON STOCK PURCHASE WARRANTS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes No X

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

            Issuer's revenues for its most recent fiscal year. $8,268

                 Aggregate market value of the voting stock held
                       by non-affiliates of the registrant
                  as of March 26, 1997: $ 136,784 (See Item 5)

Number of shares outstanding of registrant's Class A Common Stock, no par value, as of March 24, 1997: 546,045

                    Documents incorporated by reference: NONE

       Transitional Small Business Disclosure Format (check one): Yes__ No X

Exhibit index on consecutive page 11                         Page 1 of  42 Pages

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

GENERAL

         Capital Reserve Corporation (the "Company") was incorporated under the laws of the State of Colorado on August 3, 1982, for the purpose of operating as a financial services holding company.

         Effective June 29, 1988, the Company acquired 100% of the outstanding stock of First West Financial Services, Inc. and its subsidiary, First West Life Insurance Company, ("First West Life") in exchange for 100,000 shares of the Company's Common Stock with an estimated fair market value of $10.00 per share, $931,304 cash, and a liability to the former shareholders of First West Life of $459,000 (the "Exchange"). In addition, in connection with the acquisition of First West Life, the Company agreed to pay the former shareholders of First West Life an additional $150,000 ($50,000 to each of the three shareholders) if a certain price ($20.00 per share) and marketability of the stock issued in the Exchange was not attained at the end of two years after the date of the Exchange (June 29, 1990). See Item 3. Legal Proceedings, Item 12. Certain Relationships and Related Transactions, and Item 7. Financial Statements herein and the Notes included therein. The Company also incurred acquisition costs of $26,585 for legal and actuarial fees. This transaction was accounted for using the purchase method of accounting. See "Sale of First West Life" below.

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

         Effective December 31, 1988, First West Financial Services, Inc. was merged into the Company, and First West Agency, Inc., a subsidiary of First West Life, was merged into Capital Reserve Marketing Corp., an existing wholly-owned subsidiary of the Company. On August 1, 1996, Capital Reserve Marketing Corp. changed its name to Wall Street Investment Corp.

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

CURRENT OPERATIONS

         Until July, 1996, the Company's primary business was the rental of real property. On July 3, 1996, the Company sold its only property, located at 7860 East Berry Place, Englewood, Colorado, for net proceeds of $501,276.
See Item 2. Description of Property.

         Presently, the Company has no principal business.

         At December 31, 1996, the Company had one wholly-owned subsidiary, Wall Street Investment Corp. ("WSIC"). WSIC (as Capital Reserve Marketing Corp.) formerly offered a cancer policy. The Company, through WSIC, is attempting to start a financial consulting services company. Whether WSIC will prove to be viable and a source of revenue is unknown.

EMPLOYEES

         As of December 31, 1996, the Company and its subsidiaries had 4 full-time employees.

ITEM 2.           DESCRIPTION OF PROPERTY.

         On November 7, 1991, First West Life purchased the building and land at 7860 East Berry Place, Englewood, Colorado (the "East Berry Property"), for $361,285. The land was comprised of .934 acres, more or less, and the building contained approximately 13,479 square feet of rentable office space. First West Life transferred the property to the Company on October 14, 1994 as an extraordinary dividend to the Company by special warranty deed. On July 3, 1996, the Company sold the East Berry Property, in an arms-length transaction, to Westminster Associates, Ltd. ("Westminster"). Westminster is not affiliated with Capital Reserve, any of its affiliates, or any director or officer of Capital Reserve. Subsequent to the sale, the Company moved its offices from suite 120 and began leasing suite 215 in the East Berry Property. The Company has leased this space through July, 1998, at an average rate of $1,375 per month.

ITEM 3.           LEGAL PROCEEDINGS.

         On March 10, 1995, Joseph T. Flynn initiated a lawsuit in the District Court in the City and County of Denver, State of Colorado, against the Company and Ralph W. Newton, Jr. The suit pertained to the Stock Exchange Agreement, pursuant to which the Company acquired First West Life in 1988. See Item 13. Certain Relationships and Related Transactions. Mr. Flynn alleged that the
Company breached its contract with him by failing to pay him $150,000, and further alleged that there were shares owed to him pursuant to the contract. Mr. Flynn further alleged against the Company a claim for specific performance, deceit based on fraud, breach of duty of good faith and fair dealing, unjust enrichment, and conversion. Mr. Flynn sought appointment of a receiver for the Company, compensatory and consequential damages, punitive damages, interest, and an award of his costs and attorney's fees. The Company filed an answer to the complaint, as well as a counterclaim against Mr. Flynn. The Company alleged misrepresentation by Mr. Flynn in the negotiation for the sale of First West Life, fraudulent concealment of certain liabilities, breach of fiduciary duty, a constructive trust of certain funds, negligent misrepresentation during the course of Mr. Flynn's employment as an actuary for the Company, and negligence in the performance of his duties as an actuary for the Company. Trial was scheduled for June 24, 1996; however, in May 1996, the Company settled the dispute with Mr. Flynn for $73,000 in cash and the issuance of a $123,000 note payable. The Company had previously recorded a payable balance of $183,538, and recorded an additional $12,462 expense as a result of the settlement. The $123,000 note was paid from from the proceeds received upon the sale of the East Berry Property.

         On September 29, 1995, various individuals filed a suit in the United States District Court for the District of Nebraska against Premier Capital Investment Corporation, Capital Reserve Corporation, Ralph W. Newton, Jr., Henry
W. Hall, Philip A. Bates, Donald Yee, Linda M. Opfer, and Dennis G. Haley (the "Premier Lawsuit"). The lawsuit related to the offer and sale of securities of Premier, which was formerly a subsidiary of the Company, during the period of approximately 1988 through 1992. The complaint generally alleged fraud in connection with the sale of the securities of Premier and asserted liability under the Racketeering Influenced and Corrupt Organizations Act ("RICO"), as well as several common law theories. The Company vigorously defended the suit. Plaintiffs sought damages against all defendants in an aggregate amount of up to $2,400,000, together with interest, costs, and attorneys' fees. Subsequent to the December 31, 1996, the Company reached a agreement in principle to settle the lawsuit with the plaintiffs, for an initial cash payment in the amount of $100,000, with an additional $80,000 to be paid to the plaintiffs in 18 monthly installments of $5,000. No interest will be due on any outstanding installment payments; however, the Company is entering into a Consent to Entry of Judgment in the then outstanding amount of installment payments. As of the date of this report, the settlement agreement had been signed by the plaintiffs, and was in the process of being signed by the defendants.

         In connection with the Premier Lawsuit, the Company agreed to indemnify various defendants for their legal fees and expenses. Prior to December 31, 1996, the Company agreed to settle any indemnification claims Mr. Bates had against the Company, in return for the Company's payment of one-half of Mr. Bates expenses, up to a maximum of $20,000. Subsequent to December 31, 1996, the Company agreed to indemnify Mr. Newton and Ms. Opfer for the full amount of their legal fees and expenses incurred. Also, the Company agreed to indemnify Mr. Hall for one-half of his legal fees, up to a maximum of $20,000, in settlement of any claims of indemnification which he had against the Company. The Company's financial statements for the year ending December 31, 1996, reflect a liability of $30,000, relating to the settlements with Messrs. Bates and Hall. See Item 6. Management's Discussion and Analysis or Plan of Operation and Item 7. Financial Statements, including the Notes thereto.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock has traded on the over-the-counter market since July 25, 1988. From May 30, 1989 to July 13, 1992, the Company's Common Stock was traded on NASDAQ, under the symbol "CRCOA". The range of high and low bid prices for each fiscal quarter for 1996 and for the month of January 1995, and the range of actual trading prices for the remainder of 1995, as reported by the OTC Bulletin Board, is as follows:

                                                                               BID OR TRADE PRICES
1996 FISCAL YEAR                                                       HIGH                           LOW
Quarter Ending 03/31/96...................................          $ 0.015625                    $ 0.015625
Quarter Ending 06/30/96...................................          $ 0.015625                     $ 0.0156
Quarter Ending 09/30/96...................................          $ 0.015625                    $ 0.015625
Quarter Ending 12/31/96...................................          $ 0.015625                     $ 0.0010
1995 FISCAL YEAR

Quarter Ending 03/31/95...................................            $ 0.13                        $ 0.13
Quarter Ending 06/30/95...................................            $ 0.06                        $ 0.06
Quarter Ending 09/30/95...................................            $ 0.02                        $ 0.02
Quarter Ending 12/31/95...................................            $ 0.02                        $ 0.02


         As of March 26, 1997, there was only one market maker in the Company's shares and, therefore, the OTC Bulletin Board does not have an inside bid price on the Company's shares. On March 26, 1997, the reported bid and ask price for the Company's Common Stock, by the sole market maker, were $ 0.001 and $.50, respectively, as reported by the OTC Bulletin Board. The last reported trade was on November 19, 1996 at $ 0.015625 per share.

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         As of March 24, 1997 there were 658 record holders of the Company's Common Stock, including shares held by the Company as treasury shares.

         During the last two fiscal years, no cash dividends have been declared on the Company's Common Stock.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

         Due to the sale of the East Berry Property, the Company's financial statements for the fiscal year ending December 31, 1996 reflect the Company's rental operations as discontinued operations. Discontinued operations in the statements of operations and cash flows have been reclassified for the year ended December 31, 1995 in order to make them comparable to the current financial statements. There is no effect on the net loss. See Note A of the Notes to Financial Statements included with this report.

LIQUIDITY

         The Company was sued in connection with the Stock Exchange Agreement, pursuant to which the Company acquired First West Life in 1988. Prior to adjustment, the balance of the liabilities incurred in connection with the acquisition was $559,000 plus $196,137 in accrued interest. During 1995, the Company paid two of the claimants, with a recorded liability of $325,077, $245,000 in full satisfaction of all obligations and to acquire their stock in the

Company. The cost of this treasury stock was recorded as $4,000 and an extraordinary gain of $84,077 was recorded related to this settlement in 1995. At December 31, 1995, the Company had a recorded liability of $183,538 owed to the last remaining claimant. In May 1996, the Company reached a settlement with the third claimant in the amount of $198,000, and his 33,333 shares of Class A common stock were returned to the Company. See Item 1. Description of Business,
Item 3. Legal Proceedings, and Item 7. Financial Statements, including the Notes thereto. Item 12. Certain Relationships and Related Transactions.

         As of December 31, 1996, the Company had recorded a liability of $210,000 relating to the Premier Lawsuit for settlement expenses and indemnification. Prior to December 31, 1996, the Company agreed to settle any indemnification claims Mr. Bates had against the Company, in return for the Company's payment of one-half of Mr. Bates expenses, up to a maximum of $20,000. Subsequent to December 31, 1996, the Company agreed to indemnify Mr. Newton and Ms. Opfer for the full amount of their legal fees and expenses incurred. Also, the Company agreed to indemnify Mr. Hall for one-half of his legal fees, up to a maximum of $20,000, in settlement of any claims of indemnification which he had against the Company. The Company's financial statements for the year ending December 31, 1996, reflect a liability of $30,000, relating to the settlements with Messrs. Bates and Hall. See Item 3. Legal Proceedings and Item 7. Financial Statements, including the Notes thereto.

         Cash flows from continuing operations during 1996 and 1995 reflect net cash used of $(363,240) and $(308,965), respectively, while cash flows provided by (used for) investing activities for the same periods were $(33,733) and $35,959, respectively.

         At December 31, 1996, and 1995 the Company had working capital of $99,254 and $245,017, respectively. This decrease is primarily due to increases in current liabilities relating to the Premier Lawsuit, and the decrease in cash associated with the Stock Exchange Agreement settlement payment. If the Company should generate an operating loss for 1997 comparable to the loss incurred for 1996, virtually all of the Company's remaining cash and working capital will be depleted. See " Results of Operations" below. The Company presently has no external sources of cash.

ASSETS

         At December 31, 1996 the Company had total assets of $421,607, compared to total assets of $930,351 on December 31, 1995. This represents a decrease of $508,744, which is attributable to the Company's loss for the fiscal year. The Company sold the East Berry Property and used the proceeds to fund the Company's operations and for the payment of settlement expenses.

RESULTS OF OPERATIONS

         The Company's net operating loss for 1996 increased by approximately 81% due to litigation and settlement expenses and the extraordinary gain recorded in 1995. This resulted in a $633,459 loss from continuing operations before discontinued operations and extraordinary items in 1996, as compared to a loss of $349,238 in 1995. In 1996, the Company recorded a $122,042 gain on the sale of the East Berry Property, while in 1995, the Company recorded a $84,077 gain from the settlement of certain debt. Accordingly, the overall net loss for 1996 increased significantly (101%) as compared to 1995. See "Liquidity" above.

         The Company's rental operations generated a loss of $9,818 for 1996, as compared to a profit of $5,310 for 1995. The Company's other operating expenses, were comprised primarily of salaries, payroll taxes, and employee benefits ($205,528); legal expenses ($143,590); and accounting and actuarial expenses ($18,522). While the Company has continued to received income (and losses) from insurance residuals, interest and dividends, and investments, these items are not a significant source of income compared to the Company's operating expenses. Since the Company currently has no significant source of revenue, the Company's working capital will continue to be depleted by operating expenses.

         The Independent Auditors' Report and Note H of the Notes to Financial Statements accompanying this report state that substantial doubt has been raised about the Company's ability to continue as a going concern. The Company's present business operations do not generate sufficient revenues to cover its operating expenses. The Company would have to obtain other business operations or severely reduce its operating expenses to remain viable, and there can be no assurance that the Company will be able to do so.


ITEM 7.           FINANCIAL STATEMENTS.

         Please refer to pages beginning with F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company held by each such person:



                 NAME                      AGE                                  POSITION
Ralph W. Newton, Jr.                       69     Chairman of the Board of Directors, President, and Class B
                                                  Director
Linda M. Opfer                             47     Class B Director


         Linda M. Opfer is the daughter of Ralph W. Newton, Jr.

         Class A directors are elected by the holders of the Company's Class A Common Stock. As a class, the holders of the Common Stock have the right to elect one less than a majority of the directors. Class B directors are elected by the holders of the Company's Class B Preferred Stock. As a class, the holders of Preferred Stock have the right to elect a majority of the directors. Cumulative voting for directors is not permitted in either Class. The term of office of both Class A directors and Class B directors of the Company ends at the next annual meeting of the Company's shareholders or when the successors are elected and qualify. The annual meeting of shareholders is specified in the Company's bylaws to be held on the fourth Friday in August of every year and the last annual meeting was held on August 27, 1993. The term of office of each officer of the Company ends at the next annual meeting of the Company's Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his successor is elected and qualifies. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company.

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

                                                                                LONG TERM COMPENSATION
                                        ANNUAL COMPENSATION                      AWARDS               PAYOUTS
                                                             OTHER      RESTRICTED
NAME AND                                                    ANNUAL         STOCK          OP            LTIP        ALL OTHER
PRINCIPAL                                                   COMPEN       AWARD(S)     TIONS/SARS    PAYOUTS ($)      COMPEN
POSITION           YEAR         SALARY         BONUS      SATION ($)        ($)           ($)                      SATION ($)
Ralph W.           1996       $ 100,000         -0-           -0-           -0-           -0-           -0-            -0-
Newton, Jr.        1995        $ 96,000       $ 4,000         -0-           -0-           -0-           -0-            -0-
Chairman           1994        $ 94,500      $ 150,000        -0-           -0-           -0-           -0-            -0-
and Presi
dent


         There are no outstanding stock options.

         There are no employment agreements with any of the Company's executive officers.

         The Company does not pay non-officer directors for their services as such nor does it pay any director's fees for attendance at meetings. Directors are reimbursed for any expenses incurred by them in their performance as direc tors.

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

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information, as of March 25, 1997, with respect to the beneficial ownership of the Company's Common Stock and Preferred Stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock and Preferred Stock, by each of the Company's officers and directors, and by the officers and directors of the Company as a group. Information is also provided regarding beneficial ownership of Common Stock if the Preferred Stock is converted to Common Stock (at a ratio of .8 shares of Common Stock for every share of Preferred Stock):



                                                                                               IF ALL SHARES OF PREFERRED
                                                                                               STOCK ARE CONVERTED TO COM
                                       COMMON STOCK                  PREFERRED STOCK                 MON STOCK (1)<F1>
                                 NUMBER OF      PERCENT OF      NUMBER OF       PERCENT OF      NUMBER OF      PERCENT OF
BENEFICIAL OWNER                  SHARES        CLASS (2)<F2>     SHARES        CLASS (3)<F3>    SHARES        CLASS (4)<F4>
Ralph W. Newton, Jr.                -0-             --          70,000 (5)<F5>    28.00%          56,000          7.51%
One Cleek Way
Littleton, CO  80123
Patricia L. Newton                  -0-             --          70,000 (5)<F5>    28.00%          56,000          7.51%
One Cleek Way
Littleton, CO  80123
Henry W. Hall                       -0-             --            55,425          22.17%          47,580          6.38%
1265 South Park Drive
Monument, CO  80132
Linda M. Opfer                      -0-             --             -0-              --             -0-             --
Officers and Directors as a         -0-             --            70,000          28.00%         56,000          7.51%
  group (2 persons)
---------------

<F1>
(1)      As of the date of this Annual Report, no shares of Preferred Stock have been converted.
<F2>
(2)      Based on 546,045 shares of Common Stock outstanding.
<F3>
(3)      Based on 250,000 shares of Preferred Stock outstanding.
<F4>
(4)      Based on 746,045 shares of Common Stock outstanding, assuming the conversion of all shares of Preferred Stock at a ratio of
         .8 shares
         of Common Stock for every share of Preferred Stock.
<F5>
(5)      Patricia L. Newton is the wife of Ralph W. Newton, Jr. Ms. Newton has sole voting and dispositive power with respect to her
         70,000 shares of Preferred Stock and Mr. Newton has sole voting and dispositive  power with respect to his 70,000 shares of
         Preferred Stock. For this reason, the shares of Mr. Newton and Ms. Newton are not attributed to the other.


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

         Prior to adjustment, the balance of the liabilities incurred in connection with the acquisition was $559,000 plus $196,137 in accrued interest. The Company was contesting these liabilities as of December 31, 1995. Interest expense of $114,445, that was previously recorded, was reversed as other income in 1994. Payments made in 1991 through 1994 totaling $41,385, which were previously recorded as reductions to accrued interest, were adjusted to reduce the notes payable. After adjustment, the balance of the liabilities was $508,615 and no accrued interest. In 1995, the Company settled with two of the three original shareholders of First West Life by paying a total of $245,000 cash. At December 31, 1995, the Company had a recorded liability of $183,538 owed to the last remaining claimant. In May 1996, the Company reached a settlement with the third claimant in the amount of $198,000, and his 33,333 shares of Class A common stock were returned to the Company. See Item 1. Description of Business,
Item 3. Legal Proceedings, and Item 7. Financial Statements, including the Notes thereto.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:
    REGULATION                                                                                        CONSECUTIVE
    S-B NUMBER                                         EXHIBIT                                        PAGE NUMBER
       2.1          Stock Purchase Agreement dated July 29, 1994 (1)<F1>                                  N/A
       3.1          Articles of Incorporation, as amended (2)<F2>                                         N/A
       3.2          Amended Bylaws (9)<F9>                                                                N/A
       4.1          Form of Warrant Agreement (3)<F3>                                                     N/A
       10.1         Stock Exchange Agreement dated April 29, 1988, between the Company                    N/A
                    and the selling shareholders of First West Financial Services, Inc. and First
                    West Life Insurance Company (4)<F4>
       10.2         Supplemental Agreement dated June 17, 1988, between the Company and                   N/A
                    the selling shareholders of First West Financial Services, Inc. (4)<F4>
       10.3         Order of John Kezer, Insurance Commissioner of the State of Colorado                  N/A
                    dated June 29, 1988 (4)<F4>
       10.4         Supplemental Agreement (A) dated June 21, 1988, between the Company                   N/A
                    and the selling shareholders of First West Financial (4)<F4>
       10.5         Promissory Note payable to Joseph T. Flynn, Dennis G. Haley, and Donald               N/A
                    Yee (5)<F5>
       10.6         Promissory Note payable to the Company from Joseph T. Flynn and                       N/A
                    Jacqueline M. Flynn (5)<F5>
       10.7         Real estate conveyance documents for purchase of 7860 E. Berry Place (6)<F6>          N/A
       10.8         Stock Purchase Agreement with Philip A. Bates dated December 1, 1993                  N/A
                    (7)<F7>
10.9                Settlement Agreement and Mutual General Release by and between Joseph                 N/A
                    T. Flynn, Jacqueline M. Flynn, Capital Reserve Corporation,  and Ralph
                    Newton (8)<F8>
10.10               Contract to Buy and Sell Real Estate for sale of 7860 East Berry Place. (10)<F10>     N/A
10.11               Office Lease (10)<F10>                                                                N/A
10.12               Settlement Agreement (11)<F11>                                                         28
27                  Financial Data Schedule                                                                42
----------------------------

<F1>
(1)      Incorporated by reference to the Exhibits filed with the Company's Form 8-K dated October 14, 1994.
<F2>
(2)      Incorporated  by reference to the  Exhibits  previously  filed with the
         Company's Annual Report on Form 10-K for the fiscal year ended December
         31, 1990.
<F3>
(3)      Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-18,
         Registration No. 33-21118-D.





<F4>
(4)      Incorporated by reference to the Exhibits filed with the Company's Form 8-K dated June 30, 1988.
<F5>
(5)      Incorporated  by reference to the  Exhibits  previously  filed with the
         Company's Annual Report on Form 10-K for the fiscal year ended December
         31, 1988, as amended by Form 8 Amendment No. 1, dated May 15, 1989.
<F6>
(6)      Incorporated  by reference to the  Exhibits  previously  filed with the
         Company's Annual Report on Form 10-K for the fiscal year ended December
         31, 1991.
<F7>
(7)      Incorporated  by reference to the  Exhibits  previously  filed with the
         Company's  Annual  Report on Form  10-KSB  for the  fiscal  year  ended
         December 31, 1993.
<F8>
(8)      Incorporated  by reference to the  Exhibits  previously  filed with the
         Company's  Quarterly  Report on Form 10- QSB for the quarter ended June
         30, 1996.

<F9>
(9) Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

<F10>
(10) Incorporated by reference to the Exhibits previously filed with the Company's Quarterly Report on Form 10- QSB for the quarter ended September 30, 1996.
<F11>
(11) This exhibit is the subject of request for confidential treatment, and is being filed separately with the Securities and Exchange Commission pursuant to Reg. ss. 240.24b-2. Therefore, this exhibit has been omitted from this filing pending a determination on the confidentiality of such exhibit by the Securities and Exchange Commission. The page number on the electronically filed version of this document do not take into account the omission of this item.

         (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report: None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CAPITAL RESERVE CORPORATION



Dated: March 27, 1997                    By:/s/Ralph W. Newton, Jr.
                                               Ralph W. Newton, Jr., President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Ralph W. Newton, Jr.                                      March 27, 1997
Ralph W. Newton, Jr., Chairman of the Board of
Directors and President (Principal Executive,
Financial and Accounting Officer)



/s/Linda M. Opfer                                             March 27, 1997
Linda M. Opfer, Director


14:1996.10K

                        CONSOLIDATED FINANCIAL STATEMENTS

                                       AND

                          INDEPENDENT AUDITORS' REPORT

                           CAPITAL RESERVE CORPORATION


                                DECEMBER 31, 1996

                                 C O N T E N T S


                                                                    PAGE


INDEPENDENT AUDITORS' REPORTS                                         3

CONSOLIDATED FINANCIAL STATEMENTS

  BALANCE SHEET                                                      4-5

  STATEMENTS OF OPERATIONS                                            6

  STATEMENTS OF STOCKHOLDERS' EQUITY                                  7

  STATEMENTS OF CASH FLOWS                                           8-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          10-14

                 [LETTERHEAD OF JOHN M. HANSON & COMPANY, P.C.]




Board of Directors
Capital Reserve Corporation

                          INDEPENDENT AUDITORS' REPORT

     We have audited the accompanying consolidated balance sheet of Capital Reserve Corporation as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Reserve Corporation as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss from continuing operations of $633,459 for 1996 and it has incurred substantial net losses for each of the past three years. As of December 31, 1996, the Company had no source of operating revenues. These factors and the others discussed in Note H, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


                                       /s/John M. Hanson & Company, P.C.


Denver, Colorado

February 25, 1997


                                            CAPITAL RESERVE CORPORATION
                                     CONSOLIDATED BALANCE SHEET (PAGE 1 OF 2)
                                                 DECEMBER 31, 1996

-------------------------------------------------------------------------------------------------------------------

                                                      ASSETS

CURRENT ASSETS (NOTE G)
  Cash and cash equivalents (Note A)                                                                   $229,375
  Marketable securities (Note A)                                                                        106,491
  Other current assets                                                                                    9,278
-------------------------------------------------------------------------------------------------------------------


      Total current assets                                                                              345,144


EQUIPMENT - AT COST
  Furniture and fixtures                                                                                 26,792
  Automobiles                                                                                            60,242
-------------------------------------------------------------------------------------------------------------------


      Total equipment                                                                                    87,034

      Less accumulated depreciation (Note A)                                                            (34,678)
-------------------------------------------------------------------------------------------------------------------


      Net equipment                                                                                      52,356



OTHER ASSETS
  Investments                                                                                            24,107
-------------------------------------------------------------------------------------------------------------------

      Total assets                                                                                     $421,607
===================================================================================================================


          The accompanying notes are an integral part of this statement








                                            CAPITAL RESERVE CORPORATION
                                     CONSOLIDATED BALANCE SHEET (PAGE 2 OF 2)

-------------------------------------------------------------------------------------------------------------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                                     $ 35,391
  Accrued liabilities
    Property taxes                                                                                          499
    Other (Note C)                                                                                      210,000
-------------------------------------------------------------------------------------------------------------------


      Total current liabilities                                                                         245,890


COMMITMENTS AND CONTINGENCIES (NOTE C)                                                                        -



STOCKHOLDERS' EQUITY (NOTES A AND D)
  Class A common stock - authorized 20,000,000 shares
    of no par value; issued and outstanding
    546,045 shares                                                                                    3,138,102
  Class B preferred stock - authorized 250,000 shares
    of no par value; issued and outstanding
    250,000 shares                                                                                       50,000
  Accumulated deficit                                                                                (3,012,385)
-------------------------------------------------------------------------------------------------------------------


      Total stockholders' equity                                                                        175,717
-------------------------------------------------------------------------------------------------------------------


Total liabilities and stockholders' equity                                                           $  421,607

===================================================================================================================




          The accompanying notes are an integral part of this statement


                                            CAPITAL RESERVE CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------------------

Year Ended December 31,                                                             1996                   1995
-------------------------------------------------------------------------------------------------------------------


Revenue
  Insurance residuals                                                          $  18,293              $  17,252
  Interest and dividends                                                           7,052                 39,378
  Investment (losses)                                                            (17,256)               (35,721)
  Other                                                                              179                  5,804
-------------------------------------------------------------------------------------------------------------------


      Total revenues                                                               8,268                 26,713

Expenses
  General and administrative                                                     449,265                375,951
  Other (Notes B and C)                                                          192,462                      -
-------------------------------------------------------------------------------------------------------------------


      Total expenses                                                             641,727                375,951
-------------------------------------------------------------------------------------------------------------------


      Net (loss) from continuing operations                                     (633,459)              (349,238)

(Loss) income from discontinued rental
  operations (Notes A and E)                                                      (9,818)                 5,310
Gain on sale of building (Note E)                                                122,042                      -
-------------------------------------------------------------------------------------------------------------------


      Net income from discontinued operations                                    112,224                  5,310

Extraordinary item - gain on extinguishment
  of debt (Note B)                                                                     -                 84,077
-------------------------------------------------------------------------------------------------------------------


Net (loss)                                                                     $(521,235)             $(259,851)


Net (loss) per common share (Note A)
  Continuing operations                                                       $    (1.13)           $      (.57)
  Discontinued operations                                                            .20                    .01
-------------------------------------------------------------------------------------------------------------------


                                                                                    (.93)                  (.56)

  Extraordinary item                                                                   -                    .14
-------------------------------------------------------------------------------------------------------------------


Net (loss) per common share                                                  $      (.93)           $      (.42)

===================================================================================================================


         The accompanying notes are an integral part of these statements



                                            CAPITAL RESERVE CORPORATION
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      YEARS ENDED DECEMBER 31, 1996 AND 1995

---------------------------------------------------------------------------------------------------------------------------

                                                      Class A                       Class B
                                                       Stock                         Stock
                                                      COMMON                       PREFERRED
                                                                                                              Accumulated
                                             Shares           Amount         Shares          Amount            Deficit
---------------------------------------------------------------------------------------------------------------------------

December 31, 1994                            646,044        $3,144,102       250,000          $50,000         $(2,231,299)
Redemption of common
  stock (Note A)                             (66,666)           (4,000)            -                -                   -
Net (loss)                                         -                 -             -                -            (259,851)
---------------------------------------------------------------------------------------------------------------------------


December 31, 1995                            579,378        $3,140,102       250,000          $50,000          (2,491,150)
Redemption of common
  stock (Note A)                             (33,333)           (2,000)            -                -                   -
Net (loss)                                         -                 -             -                -            (521,235)
---------------------------------------------------------------------------------------------------------------------------


December 31, 1996                            546,045        $3,138,102       250,000          $50,000         $(3,012,385)

===========================================================================================================================




         The accompanying notes are an integral part of these statements



                                            CAPITAL RESERVE CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS (PAGE 1 OF 2)

-------------------------------------------------------------------------------------------------------------------

Year Ended December 31,                                                              1996                  1995
-------------------------------------------------------------------------------------------------------------------

Operating activities:
  Net (loss) from continuing operations                                        $ (633,459)           $ (349,238)
  Reconciling adjustments:
    Depreciation and amortization                                                   7,678                 9,184
    Loss on equipment sales                                                             -                (4,753)
    Loss on investments                                                            17,256                35,721

    Changes in operating assets and liabilities:
      Current assets                                                               24,437                14,104
      Accounts payable and accrued liabilities                                    220,848               (13,983)
-------------------------------------------------------------------------------------------------------------------


       Total adjustments                                                          270,219                40,273
-------------------------------------------------------------------------------------------------------------------


      Net cash (used for) continuing operations                                  (363,240)             (308,965)

Discontinued operations:
  Net cash provided by discontinued operations
    and sale thereof                                                              465,582                19,599

Investing activities:
  Sale of certificates of deposit                                                       -               189,000
  Purchase of investments                                                        (209,216)             (315,268)
  Proceeds from sale of investments                                               174,550               192,003
  Proceeds from partnership investment                                             10,568                     -
  Purchase of property and equipment                                               (9,635)              (35,427)
  Proceeds from sale of equipment                                                       -                 5,645
-------------------------------------------------------------------------------------------------------------------


      Net cash (used for) provided by
        investing activities                                                      (33,733)               35,953






         The accompanying notes are an integral part of these statements








                                            CAPITAL RESERVE CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS (PAGE 2 OF 2)

-------------------------------------------------------------------------------------------------------------------


Year Ended December 31,                                                              1996                  1995
-------------------------------------------------------------------------------------------------------------------

Financing activities:
  Redemption of common stock (Note B)                                              (2,000)               (4,000)
  Payment on notes payable - related party
    (Note B)                                                                     (183,538)             (241,000)
-------------------------------------------------------------------------------------------------------------------


      Net cash (used for) financing activities                                   (185,538)             (245,000)
-------------------------------------------------------------------------------------------------------------------


Net change in cash and cash equivalents                                          (116,929)             (498,413)
Cash and cash equivalents at beginning of year                                    346,304               844,717
-------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents at end of year                                       $  229,375            $  346,304


===================================================================================================================














         The accompanying notes are an integral part of these statements

                           CAPITAL RESERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

--------------------------------------------------------------------------------


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
The Company (CRC) was incorporated in Colorado in 1982, and operated an insurance agency and a life insurance company. The insurance business was sold in 1994. The life insurance agency was retained, but is currently inactive. The Company owned rental property until July 3, 1996 (see Note E).

The Company has no source of operating revenues after the sale of its rental property. Management has started a financial consulting and public relations firm under the name Wall Street Investment Corp. The new venture has no revenues as of December 31, 1996. The Company entered into its first consulting agreement in January, 1997. Management is also exploring various other future business opportunities.

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

COMPARABILITY OF FINANCIAL STATEMENTS
Discontinued operations in the statements of operations and cash flows have been reclassified for the year ended December 31, 1995 in order to make them comparable to the current financial statements. There is no effect on the net loss.

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

                           CAPITAL RESERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

--------------------------------------------------------------------------------


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

TREASURY STOCK
Treasury stock has been treated as common stock redeemed and cancelled, consistent with the Colorado Revised Statutes.

EARNINGS (LOSS) PER SHARE
Earnings (loss) per share of common stock is computed based on the 558,522 and 616,273 weighted average number of common shares outstanding during the years ended December 31, 1996 and 1995, respectively. Fully diluted earnings per share are not presented because they are anti-dilutive.

--------------------------------------------------------------------------------


NOTE B - NOTES PAYABLE - RELATED PARTY

Effective June 29, 1988, the Company acquired 100% of the outstanding stock of First West Financial Services and its subsidiary, First West Life Insurance Company, in exchange for 100,000 shares of the Company's Class A common stock with an estimated fair market value of $1,000,000. The Company paid $931,304 in cash and recorded a liability to the three stockholders of the life insurance company of $508,615 as adjusted as of December 31, 1994.

The Company paid two of these stockholders, with a recorded liability of $325,077, $245,000 during the year ended December 31, 1995, in full satisfaction of all obligations and to acquire their stock in the Company. Four thousand dollars was recorded as the cost of this stock redemption. An extraordinary gain of $84,077 was recorded related to this settlement in 1995.

The Company paid the third stockholder, with a recorded liability at December 31, 1995 of $183,538, $198,000 during the year ended December 31, 1996, in full satisfaction of all obligations and to acquire his stock in the Company. Two thousand dollars was recorded as the cost of this stock redemption, and other expense of $12,462 was recorded in 1996 related to this settlement.

                           CAPITAL RESERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

--------------------------------------------------------------------------------


NOTE C - COMMITMENTS AND CONTINGENCIES

The Company leases office space under a non-cancellable operating lease expiring July, 1998. Rent expense for the year ended December 31, 1996 is $7,238. Future minimum rental payments are as follows:

         1997                         $ 16,443
         1998                            9,821
                                     ---------
                                      $ 26,264

The Company is a defendant in a lawsuit filed by stockholders of a former subsidiary corporation for alleged securities violations. The suit asks for damages totaling $2.4 million. A verbal settlement agreement of the litigation has been reached with all of the plaintiffs. As of December 31, 1996, the Company has accrued other expenses of $180,000 to be paid to the plaintiffs, and $30,000 of legal expense for indemnification claims.
--------------------------------------------------------------------------------


NOTE D - STOCKHOLDERS' EQUITY

The holders of the shares of Class A common stock and Class B preferred stock are entitled to one vote per share, and each class shares equally in any dividends declared. Neither class of stock has preemptive rights. In the event of dissolution or liquidation of the Company, the holders of shares of Class A common stock shall be paid a liquidation price of $.10 per share before any assets are distributed to the holders of shares of Class B preferred stock. Any remaining amount shall be distributed pro rata to the holders of shares of both Class A common stock and Class B preferred stock. The holders of shares of Class B preferred stock shall have the right to elect a majority of the directors of the Company. Each share of Class B preferred stock may be converted into .8 share of Class A common stock (with appropriate adjustment of the conversion ratio for any stock splits, stock dividends or recapitalization) at the option of the holders of the majority of the Class B preferred stock.
--------------------------------------------------------------------------------


NOTE E - DISCONTINUED OPERATIONS

On July 3, 1996, the Company sold the office building from which it conducted its business and rented out space. The net proceeds received by the Company were $501,276.

Discontinued operations are summarized as follows:


                                                                                  1996                   1995
                                                                               ---------              -------
Revenues                                                                        $ 48,946               $100,664
Expenses                                                                          58,764                 95,354
                                                                               ---------              ---------
Net loss (earnings)                                                            $  (9,818)             $    5310
                                                                               =========              =========


                           CAPITAL RESERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

--------------------------------------------------------------------------------

NOTE F - INCOME TAXES

There is no federal or state income tax expense related to continuing operations of the Company for the years ended December 31, 1996 and 1995. Capital loss carryforwards of $100,000 were used for 1996. The Company has loss carryforwards as follows:

                                                                                                        Net
                                                                               Capital               Operating
Expiration Years                                                               LOSSES                 LOSSES
         1999                                                                 $1,200,000          $           -
         2000-2004                                                                     -                900,000
         2005-2009                                                                     -                200,000
         2010                                                                          -                200,000
         2011                                                                          -                400,000
                                                                          --------------            -----------
                                                                              $1,200,000             $1,700,000
                                                                              ==========             ==========
The net deferred tax assets due to loss carryforwards are as follows:

                                                                                1996                   1995
                                                                            ------------           --------

Deferred tax asset                                                            $1,009,000             $  858,000
Valuation allowance                                                           (1,009,000)              (858,000)
                                                                              ----------            -----------
                                                                           $           -          $           -
                                                                           =============          =============



                           CAPITAL RESERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

--------------------------------------------------------------------------------


NOTE G - FINANCIAL INSTRUMENTS

CASH AND CASH EQUIVALENTS
The Company has $136,000 of cash and cash equivalents in one bank account at December 31, 1996.

MARKETABLE SECURITIES

The carrying amount of marketable trading securities in common stocks is equal to its fair value. Cost, for purposes of calculating gains or losses, is determined by specific identification.

                                                                                  1996                   1995
                                                                               ---------              -------

Investment (losses) gains are detailed as follows:
Realized gains (losses) on common stock                                         $ 18,370              $   9,076
Increase in unrealized (losses) gains
  on common stock                                                                (35,626)               (44,797)
                                                                               ---------               --------
Investment (losses) gains                                                       $(17,256)              $(35,721)
                                                                                ========               ========


OTHER INVESTMENTS
The carrying amount of other investments approximates fair value as estimated by management.
--------------------------------------------------------------------------------


NOTE H - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has no sources of operating revenues as of December 31, 1996. As stated in Note A "Organization", management has started a financial consulting and public relations firm, and is also exploring other future business opportunities.