Form 10KSB/A
period 1996-12-31
CAPITAL RESERVE CORP
filed 1997-05-01
CIK 707674

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes _X_ No ___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

            Issuer's revenues for its most recent fiscal year. $8,268

               Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1997: $ 136,784 (See Item 5)

       Number of shares outstanding of registrant's Class A Common Stock, no par value, as of March 24, 1997: 546,045

                    Documents incorporated by reference: NONE

    Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

Exhibit index on consecutive page 3                          Page 1 of  21 Pages

                                      NOTE

Capital Reserve Corporation (the "Company") is filing this amendment to its Form 10-KSB for the fiscal year ended December 31, 1996, to include the Settlement Agreement which was previously omitted pursuant to Reg. ss. 240.24b-2. The Company withdrew its request for confidential treatment relating to Settlement Agreement on April 28, 1997.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

    REGULATION                                                                                        CONSECUTIVE
    S-B NUMBER                                         EXHIBIT                                        PAGE NUMBER
       2.1          Stock Purchase Agreement dated July 29, 1994 (1)<F1>                                  N/A
       3.1          Articles of Incorporation, as amended (2)<F2>                                         N/A
       3.2          Amended Bylaws (9)<F9>                                                                N/A
       4.1          Form of Warrant Agreement (3)<F3>                                                     N/A
       10.1         Stock Exchange Agreement dated April 29, 1988, between the Company                    N/A
                    and the selling shareholders of First West Financial Services, Inc. and First
                    West Life Insurance Company (4)<F4>
       10.2         Supplemental Agreement dated June 17, 1988, between the Company and                   N/A
                    the selling shareholders of First West Financial Services, Inc. (4)<F4>
       10.3         Order of John Kezer, Insurance Commissioner of the State of Colorado                  N/A
                    dated June 29, 1988 (4)<F4>
       10.4         Supplemental Agreement (A) dated June 21, 1988, between the Company                   N/A
                    and the selling shareholders of First West Financial (4)<F4>
       10.5         Promissory Note payable to Joseph T. Flynn, Dennis G. Haley, and Donald               N/A
                    Yee (5)<F5>
       10.6         Promissory Note payable to the Company from Joseph T. Flynn and                       N/A
                    Jacqueline M. Flynn (5)<F5>
       10.7         Real estate conveyance documents for purchase of 7860 E. Berry Place (6)<F6>          N/A
       10.8         Stock Purchase Agreement with Philip A. Bates dated December 1, 1993                  N/A
                    (7)<F7>
       10.9         Settlement Agreement and Mutual General Release by and between Joseph                 N/A
                    T. Flynn, Jacqueline M. Flynn, Capital Reserve Corporation,  and Ralph
                    Newton (8)<F8>
       10.10        Contract to Buy and Sell Real Estate for sale of 7860 East Berry Place. (10)<F10>     N/A
       10.11        Office Lease (10)<F10>                                                                N/A
       10.12        Settlement Agreement                                                                   7
        27          Financial Data Schedule                                                                21
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

                                          CAPITAL RESERVE CORPORATION



Dated: May 1, 1997                        By:/s/Ralph W. Newton, Jr.
                                                Ralph W. Newton, Jr., President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Ralph W. Newton, Jr.                                      May 1, 1997
Ralph W. Newton, Jr., Chairman of the Board of
Directors and President (Principal Executive,
Financial and Accounting Officer)



/s/Linda M. Opfer                                             May 1, 1997
Linda M. Opfer, Director