Form 10QSB
period 1997-03-31
CAPITAL RESERVE CORP
filed 1997-05-15
CIK 707674

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x]          QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 1997

[ ]          TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No
___

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

           546,045 SHARES OF CLASS A COMMON STOCK, NO PAR VALUE, AS OF
                                 MARCH 31, 1997

   Transitional Small Business Disclosure Format (check one); Yes____ No __X__
Exhibit index on page 8                                       Page 1 of 12 pages

                 [Letterhead of John M. Hanson & Company, P.C.]









Board of Directors
Capital Reserve Corporation

                         INDEPENDENT ACCOUNTANTS' REPORT

         The accompanying consolidated balance sheet of Capital Reserve Corporation as of March 31, 1997, and the related consolidated statements of operations and cash flows for the three months ended March 31, 1997 and 1996 were not audited by us, and, accordingly, we do not express an opinion on them.

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


                                          /s/John M. Hanson & Company, P.C.












Denver, Colorado

April 24, 1997



                           CAPITAL RESERVE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                                            $104,890
  Accounts receivable                                                                                     1,851
  Marketable securities                                                                                  88,162
  Other current assets                                                                                    2,829
-------------------------------------------------------------------------------------------------------------------


      Total current assets                                                                              197,732

EQUIPMENT
  Furniture and equipment                                                                                34,901
  Automobiles                                                                                            60,242
-------------------------------------------------------------------------------------------------------------------


      Total equipment                                                                                    95,143

      Less accumulated depreciation                                                                     (37,231)
-------------------------------------------------------------------------------------------------------------------


      Net equipment                                                                                      57,912

OTHER ASSETS                                                                                             33,918
-------------------------------------------------------------------------------------------------------------------


Total assets                                                                                           $289,562

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                                             $141,032
-------------------------------------------------------------------------------------------------------------------


      Total current liabilities                                                                         141,032

STOCKHOLDERS' EQUITY
  Class A common stock                                                                                3,138,102
  Class B preferred stock                                                                                50,000
  Accumulated deficit                                                                                (3,039,572)
-------------------------------------------------------------------------------------------------------------------


      Total stockholders' equity                                                                        148,530
-------------------------------------------------------------------------------------------------------------------


Total liabilities and stockholders' equity                                                             $289,562

                             See accountants' report


                           CAPITAL RESERVE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------

Three Months Ended March 31,                                                        1997                   1996
-------------------------------------------------------------------------------------------------------------------

Revenue
  Consulting revenue                                                           $   2,500            $         -
  Insurance residuals                                                              4,036                  4,746
  Interest and dividends                                                           1,247                  3,086
  Investment gains                                                                79,856                  7,484
  Other                                                                            9,950                    579
-------------------------------------------------------------------------------------------------------------------


      Total revenues                                                              97,589                 15,895

Expenses
  General and administrative                                                     124,776                 96,160
-------------------------------------------------------------------------------------------------------------------


      Net loss from continuing operations                                        (27,187)               (80,265)

Loss from discontinued rental operations                                               -                   (300)
-------------------------------------------------------------------------------------------------------------------


Net loss                                                                        $(27,187)              $(80,565)



Continuing operations                                                         $     (.05)            $     (.14)
Discontinued operations                                                                -                      -
-------------------------------------------------------------------------------------------------------------------


Net (loss) per common share                                                   $     (.05)            $     (.14)













                             See accountants' report


                           CAPITAL RESERVE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Unaudited)

-------------------------------------------------------------------------------------------------------------------

Three Months Ended March 31,                                                        1997                   1996
-------------------------------------------------------------------------------------------------------------------

Operating activities:
  Net loss                                                                      $(27,187)              $(80,565)

  Reconciling adjustments:
    Depreciation                                                                   2,636                  6,458
    Gains on investments                                                         (79,856)                (7,484)
    Partnership income                                                            (9,144)                     -

    Changes in operating assets and liabilities:
      Other assets                                                                 3,848                  6,014
      Accounts payable and accrued liabilities                                  (104,858)                (9,066)
-------------------------------------------------------------------------------------------------------------------


       Total adjustments                                                        (187,374)                (4,078)
-------------------------------------------------------------------------------------------------------------------


      Net cash (used for) operating activities                                  (214,561)               (84,643)

Investing activities:
  Proceeds from sale of common stock                                             136,859                 22,895
  Investment in common stock                                                     (38,674)                (7,362)
  Purchase of furniture and equipment                                             (8,109)                     -
  Purchase of rental property and equipment                                            -                 (8,909)
-------------------------------------------------------------------------------------------------------------------


      Net cash provided by investing activities                                   90,076                  6,624
-------------------------------------------------------------------------------------------------------------------


Change in cash and cash equivalents                                             (124,485)               (78,019)

Cash and cash equivalents at beginning of period                                 229,375                346,304
-------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents at end of period                                      $104,890               $268,285







                             See accountants' report

                           CAPITAL RESERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE A - MANAGEMENT'S STATEMENT

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Capital Reserve Corporation as of March 31, 1997, and the results of operations and cash flows for the quarters ended March 31, 1997 and 1996. The Notes to the Consolidated Financial Statements which are contained in the Form 10-K should be read in conjunction with these consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (ITEM 303)

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 1997, was $56,700, as compared to $162,001 and $99,254 at March 31, 1996, and December 31, 1996, respectively. Since the Company has no significant source of revenue, working capital will continue to be depleted by operating expenses. Furthermore, if the Company should generate an operating loss for the current year comparable to the loss incurred for the year ended December 31, 1996, a substantial portion of the Company's remaining cash and working capital will be depleted.

Current liabilities were $141,032 at March 31, 1997 as compared to $222,333 and $245,890 at March 31, 1996, and December 31, 1996, respectively. The change in current liabilities is primarily due to the payment of a note payable to a shareholder, expenses incurred with the settlement of a lawsuit regarding a former subsidiary of the Company and the indemnification expenses associated therewith.

RESULTS OF OPERATIONS

Due to the sale of the Company's rental real estate, the Company no longer receives rental revenues. Rental operations are reflected as discontinued operations in the statement of operations. While the Company has continued to receive income (and losses) from Insurance residuals, Interest and dividends, and Investments, these items are not a significant source of income compared to the Company's operating expenses.

The Company had total revenues of $97,589 and $15,895 for the three months ended March 31, 1997 and 1996, respectively. As the result of the sale of marketable securities, for the three months ended March 31, 1997, the Company recorded Investment Gains of $79,856, as compared to $7,484 for the same period during 1996. The Company also experienced a $9,371 increase in Other income. This increase was largely due to the recognition of $9,144 received during 1996 from the Company's 2.25% interest in Andrews Partners I, Ltd. ("Andrews"), a Colorado limited partnership, engaged in real estate transactions.

General and administrative expenses for the three months ended March 31, 1997, include legal expenses of $56,412 which have been incurred in connection with a lawsuit regarding a former subsidiary of the Company initiated in September, 1995, which was dismissed on April 10, 1997.

General and administrative expenses for the three months ended March 31, 1997, also include salaries of $34,875, employee benefits expense of $5,085, and related payroll tax expenses of $3,111. Also included in general and administrative expenses for the three months ended March 31, 1997, are Accounting and auditing expenses of $9,805 and Entertainment and Development expenses of $3,231.

As compared to the three months ended March 31, 1996, operating expenses for the current period were 29.8% higher. The net loss from continuing operations for the three months ended March 31, 1997, decreased by 66.1%, generally, attributable to Investment Gains and Other revenue.

The Company's present business operations do not generate sufficient revenues to cover its operating expenses. The Company, through a subsidiary named Wall Street Investment Corp., is attempting to start a financial consulting company. Whether Wall Street Investment Corp. will prove to be viable and a source of revenue is unknown. For the three months ended March 31, 1997, Wall Street Investment Corp. contributed $2,500 in revenue to the Company's operations.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS (ITEM 103)

                  On September 29, 1995, various individuals filed suit in the United States District Court for the District of Nebraska against Premier Capital Investment Corporation, Capital Reserve Corporation, Ralph W. Newton, Jr., Henry W. Hall, Philip A. Bates, Donald Yee, Linda M. Opfer, and Dennis G. Haley. The litigation lawsuit was in regard to the offer and sale of securities of Premier Capital Investment Corporation ("PCIC"), which was formerly a subsidiary of the Company, during the period of approximately 1988 through 1992. The complaint generally alleged fraud in connection with the sale of securities of PCIC and asserted liability under the Racketeering Influenced and Corrupt Organizations Act ("RICO"), as well as several common law theories. The Company vigorously defended the suit. The plaintiffs were seeking damages against all defendants in an aggregate amount up to $2,400,000 together with interest, costs, and attorneys' fees. The Company and the other defendants reached a settlement with the plaintiffs and the lawsuit was dismissed on April 10, 1997.

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

                  Not Applicable

ITEM 5.           OTHER INFORMATION

                  Not Applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K (ITEM 601)
                  A)       EXHIBITS

           REGULATION S-B                                                                            CONSECUTIVE
              NUMBER                        EXHIBIT                                                  PAGE NUMBER
                   2                Plan of purchase, sale, reorganization
                                    arrangement, liquidation, succession                                  N/A
                  3(i)              Articles of Incorporation as Amended(1)                               N/A
                  3(ii)             Bylaws as Amended(2)                                                  N/A
                   4                        Instruments defining the rights of security
                                    holders, including indentures                                         N/A
                  10                Settlement Agreement(3)                                               N/A
                  11                Statement re computation of per share earnings(4)                     N/A
                  15                Letter on unaudited financial information(5)                          N/A
                  18                Letter on change in accounting principles                             N/A
                  19                Report furnished to security holders                                  N/A
                  22                Published report regarding matters submitted
                                    to vote of security holders                                           N/A
                  23                Consents of experts and counsel                                       N/A
                  24                Power of Attorney                                                     N/A
                  27                Financial Data Schedule                                                11

                                        8

--------------------------------
(1) Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
(2) Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10- KSB for the fiscal year ended December 31, 1994.
(3) Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10- KSB/A Amendment No. 1 for the fiscal year ended December 31, 1996. (4) See Part I - Financial Statements. (5) See Part I - Financial Statements.

         B)       REPORTS ON FORM 8-K: NONE

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CAPITAL RESERVE CORPORATION
                                       (Registrant)

Date:May 14, 1997                      By:/s/Ralph W. Newton, Jr.
                                       Ralph W. Newton, Jr.
                                       Principal Financial and Accounting
                                       Officer and President

33197.10Q

                                   Exhibit 27

                            Financial Data Schedule