Form 10QSB
period 1997-06-30
CAPITAL RESERVE CORP
filed 1997-08-14
CIK 707674

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x]             QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended: June 30, 1997

[ ]            TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to ______________

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

           546,045 SHARES OF CLASS A COMMON STOCK, NO PAR VALUE, AS OF
                                  JUNE 30, 1997

    Transitional Small Business Disclosure Format (check one);  Yes___  No _X_
Exhibit index on page 7                                        Page 1 of 9 pages

                           CAPITAL RESERVE CORPORATION

                           Consolidated Balance Sheet

                                  June 30, 1997

                                   (Unaudited)



ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                    $   55,638
  Accounts receivable                                                 351
  Marketable securities                                            95,447
                                                                 --------
   Total currents assets                                          151,436


EQUIPMENT - AT COST
  Furniture and equipment                                          34,701
  Less accumulated depreciation                               (    12,415)
                                                               ----------
                                                                   22,286
  OTHER ASSETS

  TOTAL ASSETS                                                 $  173,722
                                                                 ========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                    $    90,386
                                                               ----------
      Total current liabilities                                    90,386
                                                               ----------

  STOCKHOLDERS' EQUITY
  Class A common stock                                          3,138,102
  Class B preferred stock                                          50,000
  Accumulated deficit                                          (3,104,766)
                                                                ---------



                                                                   83,336
                                                                 --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  173,722
                                                                =========


See accountants report and notes to financial statements

                           CAPITAL RESERVE CORPORATION

                      Consolidated statements of operations

                                   (Unaudited)

                                                     Three months ended                 Six months ended
                                                          JUNE 30,                          JUNE 30,


                                                      1997              1996            1997            1996
                                                      ----              ----            ----            ----
Revenues
  Insurance residuals                                $ 4,519           $ 4,370        $ 8,555         $ 9,116
  Consulting revenues                                      -                 -          2,500               -
  Interest and dividends                                 526             1,977          1,773           5,063
  Investment gains (Loss)                            (10,498)           42,132         69,358          49,616
  Loss on sales of vehicles                          (16,168)              126        (16,168)              -
  Other                                                2,000                 -         11,950             705
                                                      ------                 -        -------          ------

    Total revenues                                   (19,621)           48,605         77,968          64,500
                                                      ------            ------        -------         -------

Expenses
  General and administrative                          45,574            90,664        170,350         186,824
  Interest                                                 -             1,294              -           1,294
  Other                                                    -            12,462              -          12,462
                                                      ------           -------        -------         -------

    Total expenses                                    45,574           104,420        170,350         200,580
                                                      ------           -------        -------         -------

Net (loss) from continuing operation                 (65,195)          (55,815)       (92,382)       (136,080)

Loss  from discontinued rental
  operations                                               -           ( 1,571)             -         ( 1,871)
                                                      ------           -------         ------        --------

Net  (loss)                                         $(65,195)         $(57,386)      $(92,382)      $(137,951)
                                                      ======            ======         ======         =======


Net (loss) per common share
  Continuing operations                               $ (.12)          $ (.10)        $  (.17)        $ (.24)
  Discontinued operations                                  -                -               -              -
                                                       -----            -----          ------          -----

Net (loss) per common share                          $  (.12)        $ (.10)          $  (.17)        $ (.24)
                                                      ======          =====            ======          =====







                                       CAPITAL RESERVE CORPORATION

                                  Consolidated Statements of Cash Flows

                                               (Unaudited)



Six Months Ended June 30,                                                      1997                  1996
Operations activities:
  Net loss                                                                           $(92,382)     $  (137,951)
  Reconciling adjustments:
     Depreciation and amortization                                                      5,313           12,916
     Gain on Investment                                                               (69,358)         (49,616)
     Loss on sale of assets                                                            16,168                -
     Loss (gain) on extinguishment of debt                                                   -          12,462

Changes in assets and liabilities:
  Other current assets                                                                  8,927           15,815

  Accounts payable and accrued liabilities                                           (155,504)         (22,277)
                                                                                      -------       ----------

     Total adjustments                                                               (194,454)          30,700
                                                                                      -------       ----------

Net cash used for operating activities                                               (286,836)        (168,651)

Investing activities:
  Investments in common stock                                                           5,461         (103,004)
  Sales of investments in common stock                                                 91,138            97,241
  Proceeds from sale of assets                                                         16,500                 -
  Proceeds from other investments                                                           -             8,637


  Purchase of property                                                                      -           (23,973)
                                                                                    ---------        ----------

    Net  cash provided by investing activities                                        113,099           (21,099)
                                                                                      -------          --------

Financing activities:
  Payment on note payable - related party                                                   -           (73,000)
  Purchase of treasury stock                                                                -            (2,000)
                                                                                    ---------       -----------

    Net  cash used for financing activities                                                 -           (75,000)
                                                                                    ---------        ----------

Net change in cash and cash equivalents                                              (173,737)         (264,750)
Cash and cash equivalents at beginning of period                                      229,375           346,304
                                                                                      -------      ------------

Cash and cash equivalents at end of period                                           $ 55,638      $     81,554
                                                                                      =======       ===========


                           CAPITAL RESERVE CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 1997

                                   (Unaudited)


NOTE A - MANAGEMENT'S STATEMENT

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Capital Reserve Corporation as of June 30, 1997, and the results of operations for the three months and six months ended June 30, 1997 and 1996, and cash flows for the six months ended June 30, 1997 and 1996. The Notes to the Consolidated Financial Statements which are contained in the Form 10-K should be read in conjunction with these consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (ITEM 303)

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 1997, was $61,050, as compared to $102,626 and $99,254 at June 30, 1996, and December 31, 1996, respectively. Since the Company has no significant source of revenue, working capital will continue to be depleted by operating expenses. Furthermore, if the Company should generate an operating loss for the current year comparable to the loss incurred for the year ended December 31, 1996, a substantial portion of the Company's remaining cash and working capital will be depleted.

Current liabilities were $90,386 at June 30, 1997 as compared to $148,584 and $245,890 at June 30, 1996, and December 31, 1996, respectively. The change in current liabilities is primarily due to the payment of a note payable to a shareholder, expenses incurred with the settlement of a lawsuit regarding a former subsidiary of the Company and the indemnification expenses associated therewith.

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

The Company had total revenues of $77,968 and $64,500 for the six months ended June 30, 1997 and 1996, respectively. For the three months ended June 30, 1997, the Company's revenues were ($19,621). As the result of the sale of marketable securities, for the six months ended June 30, 1997, the Company recorded Investment Gains of $69,358, as compared to $49,616 for the same period during 1996. The Company also experienced a $11,245 increase in Other income. This increase was largely due to the recognition of partnership income received during 1996 from the Company's 2.25% interest in Andrews Partners I, Ltd. ("Andrews"), a Colorado limited partnership, engaged in real estate transactions.

General and administrative expenses for the six months ended June 30, 1997, include legal expenses of $56,646.02 which have been incurred in connection with a lawsuit regarding a former subsidiary of the Company initiated in September, 1995, which was dismissed on April 10, 1997.

General and administrative expenses for the six months ended June 30, 1997, also include salaries of $49,500 and related payroll tax expenses of $4,344. Also included in general and administrative expenses for the six months ended June 30, 1997, are Accounting and auditing expenses of $11,005 and Entertainment and Development expenses of $5,472.

As compared to the six months ended June 30, 1996, operating expenses for the current period were 15% lower. The net loss from continuing operations for the six months ended June 30, 1997, decreased by 52%, generally, attributable to a decrease in expenses.

The Company's present business operations do not generate sufficient revenues to cover its operating expenses. The Company, through a subsidiary named Wall Street Investment Corp., is attempting to start a financial consulting company. Whether Wall Street Investment Corp. will prove to be viable and a source of revenue is unknown. For the six months ended June 30, 1997, Wall Street Investment Corp. contributed $2,500 in revenue to the Company's operations; however, for the three months ended June 30, 1997, Wall Street Investment Corp. did not contribute any revenue to the Company's operations.


                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS (ITEM 103)

                  Not Applicable.

ITEM 2.           CHANGES IN SECURITIES

                  Not Applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable

ITEM 5.           OTHER INFORMATION

                  Not Applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K (ITEM 601)

                  A)       EXHIBITS

           REGULATION S-B                                                                  CONSECUTIVE
              NUMBER                        EXHIBIT                                        PAGE NUMBER
                   2       Plan of purchase, sale, reorganization
                           arrangement, liquidation, succession                                  N/A
                  3(i)     Articles of Incorporation as Amended(1)<F1>                           N/A
                  3(ii)    Bylaws as Amended(2)<F2>                                              N/A
                   4       Instruments defining the rights of security
                           holders, including indentures                                         N/A
                  10       Settlement Agreement(3)<F3>                                           N/A
                  11       Statement re computation of per share earnings(4)<F4>                 N/A
                  15       Letter on unaudited financial information(5)<F5>                      N/A
                  18       Letter on change in accounting principles                             N/A
                  19       Report furnished to security holders                                  N/A
                  22       Published report regarding matters submitted
                           to vote of security holders                                           N/A
                  23       Consents of experts and counsel                                       N/A
                  24       Power of Attorney                                                     N/A
                  27       Financial Data Schedule                                                9
--------------------------------

<F1>
(1) Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
<F2>
(2) Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
<F3>
(3) Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-KSB/A Amendment No. 1 for the fiscal year ended December 31, 1996.
<F4>
(4)      See Part I - Financial Statements.

<F5>
(5)      See Part I - Financial Statements.

         B)       REPORTS ON FORM 8-K: NONE

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CAPITAL RESERVE CORPORATION
                                            (Registrant)

Date:    AUGUST 14, 1997                    By: /S/RALPH W. NEWTON, JR.
         -------------------------              -----------------------
                                            Ralph W. Newton, Jr.
                                            Principal Financial and Accounting
                                            Officer and President

63097.10q