Form 10QSB
period 1997-09-30
CAPITAL RESERVE CORP
filed 1997-11-14
CIK 707674

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x]          QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 1997

[ ]          TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _______________

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

           546,045 SHARES OF CLASS A COMMON STOCK, NO PAR VALUE, AS OF
                               SEPTEMBER 30, 1997

         Transitional Small Business Disclosure Format (check one); Yes__  No_X_
Exhibit index on page 10                                      Page 1 of 18 pages

                         Independent Accountants' Report


Board of Directors

Capital Reserve Corporation



The accompanying consolidated balance sheet of Capital Reserve Corporation as of September 30, 1997, and the related consolidated statements of operations for the three months and nine months ended September 30, 1997, and cash flows for the nine months ended September 30, 1997, were not audited by us, and accordingly, we do not express an opinion on them. The 1996 consolidated financial statements of Capital Reserve Corporation were compiled by other accountants whose report dated October 18, 1996, stated that they did not express an opinion or any other form of assurance on those statements.

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




/s/BRADEEN, CAMPBELL & CLAAR, CPA'S
Bradeen, Campbell & Claar, CPA's


Denver, Colorado

October 23, 1997

                                       CAPITAL RESERVE CORPORATION

                                        Consolidated Balance Sheet

                                            September 30, 1997

                                               (Unaudited)



ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                                    $         24,831
  Accounts receivable                                                                                        93
  Marketable securities                                                                                  83,165
                                                                                                    -----------
   Total currents assets                                                                                108,089


EQUIPMENT - AT COST
  Furniture and equipment                                                                                34,701

  Less accumulated depreciation                                                                    (     13,321)
                                                                                                    -----------

                                                                                                         21,380
  OTHER ASSETS

  TOTAL ASSETS                                                                                  $       129,469
                                                                                                     ==========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                                     $         65,529
                                                                                                    -----------
      Total current liabilities                                                                          65,529
                                                                                                    -----------

  STOCKHOLDERS' EQUITY
  Class A common stock                                                                                3,138,102
  Class B preferred stock                                                                                50,000

  Accumulated deficit                                                                                (3,124,162)



                                                                                                         63,940

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $      129,469
                                                                                                     ==========


See accountants report and notes to financial statements



                                       CAPITAL RESERVE CORPORATION

                                  Consolidated statements of operations

                                               (Unaudited)



                                                       Three months ended                        Nine months ended
                                                         September 30,                             September 30,
                                                --------------------------------        ------------------------------------


                                                    1997               1996                     1997                1996
                                                    ----               ----                                         ----
Revenues
  Insurance residuals                             $        4,759      $     4,532        $           13,314    $         13,648
  Consulting revenues                                          -                -                     2,500                   -
  Interest and dividends                                     168              878                     1,941               5,941
  Investment gains (Loss)                               (12,275)         (17,284)                    57,083              32,332
  Loss on sales of vehicles                                    -                -                  (16,168)                   -
  Other                                                    1,888              240                    13,838                 945
                                                         -------        ---------                                    ----------

    Total revenues                                      ( 5,460)         (11,634)                    72,508              52,866
                                                         ------           ------                                       --------

Expenses
  General and administrative                              13,936           89,150                   184,286             275,974
  Interest                                                     -                -                         -               1,294
  Other                                                        -                -                         -              12,462
                                                     -----------      -----------                                      --------

    Total expenses                                        13,936           89,150                   184,286             289,730
                                                          ------           ------                                       -------

Net (loss) from continuing                              (19,396)        (100,784)                 (111,778)           (236,864)
operation

Gain on sale of building                                       -          122,042                         -             122,042
Loss  from discontinued rental
  operations                                                   -         (11,135)                         -          (  13,006)
                                                     -----------          ------                                      --------

Net income (loss)                                 $     (19,396)       $   10,123        $        (111,778)    $      (127,828)
                                                     -----======           ======                  =======             =======


Net (loss) per common share
  Continuing operations                           $        (.04)   $        (.18)        $            (.21)    $          (.42)
  Discontinued operations                                      -              .20                         -                 .19
                                                     -----------        ---------              ------------         -----------

Net (loss) per common share                       $        (.04)    $         .02        $            (.21)    $          (.23)
                                                      =========         =========              ===========         ===========


See accountants report and notes to financial statements


                                       CAPITAL RESERVE CORPORATION

                                  Consolidated Statements of Cash Flows

                                               (Unaudited)



                                                                                Nine months ended
                                                                                  September 30,
                                                               ---------------------------------------------------

                                                                         1997                          1996
                                                               -------------------------     ------------------------
Operations activities:
  Net loss                                                        $            (111,778)            $       (127,828)
  Reconciling adjustments:
     Depreciation and amortization                                                 6,218                       14,591
     Gain on Investment                                                         (57,083)                     (32,332)
     Loss on sale of assets                                                       16,168                    (122,042)
     Loss (gain) on extinguishment of debt                                             -                       12,462

Changes in assets and liabilities:
  Other current assets                                                            32,511                       27,546
  Accounts payable and accrued liabilities                                     (180,451)                   (  35,134)
                                                                                -------                     --------

     Total adjustments                                                         (182,637)                    (134,909)
                                                                                -------                      -------

Net cash used for operating activities                                         (294,415)                    (262,737)

Investing activities:
  Investments in common stock                                                   (17,767)                    (184,766)
  Sales of investments in common stock                                            91,138                      174,550
  Proceeds from sale of assets                                                    16,500                      501,275
  Proceeds from other investments                                                      -                        8,637
  Purchase of property                                                                 -                   (  28,564)
                                                                            ------------                    --------

    Net  cash provided by investing activities                                    89,871                      471,132
                                                                                --------                     --------

Financing activities:
  Payment on note payable - related party                                              -                    (196,000)
  Purchase of treasury stock                                                           -                  (    2,000)
                                                                            ------------                   ---------

    Net  cash used for financing activities                                            -                    (198,000)
                                                                            ------------                     -------

Net change in cash and cash equivalents                                        (204,544)                       10,395
Cash and cash equivalents at beginning of period                                 229,375                      346,304
                                                                                 -------                      -------

Cash and cash equivalents at end of period                        $               24,831            $         356,699
                                                                                ========                      =======


See accountants report and notes to financial statements

                           CAPITAL RESERVE CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 1997

                                   (Unaudited)

NOTE A - MANAGEMENT'S STATEMENT

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Capital Reserve Corporation as of September 30, 1997, and the results of operations for the three months and nine months ended September 30, 1997, and 1996, and cash flows for the nine months ended September 30, 1997, and 1996. The Notes to the Consolidated Financial Statements which are contained in the Form 10-K should be read in conjunction with these consolidated financial statements.

NOTE B - NOTE PAYABLE

In May 1996, the Company settled a disputed note payable to a stockholder. The Company paid the stockholder $73,000 cash and issued a new $123,000 note payable in settlement of the $183,538 recorded payable balance. A settlement expense of $12,462 was recorded. The new $123,000 note was paid upon the sale of the building on July 3, 1996.

NOTE C - BUILDING SALE

On July 3, 1996, the Company sold the building which was the source of its rental revenue. The Company has a gain on sale of $122,042 in the third quarter of 1996. Net rental revenues and expenses have been classified as discontinued operations in these financial statements.

The Company has leased space from the new owners of the building through July 1998 for an average rate of $1,375 per month.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (ITEM 303)

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 1997, was $42,560, as compared to $99,254 at December 31, 1996. Since the Company has no significant source of revenue, working capital will continue to be depleted by operating expenses. Furthermore, if the Company should generate an operating loss for the current year comparable to the loss incurred for the year ended December 31, 1996, a substantial portion of the Company's remaining cash and working capital will be depleted.

Current liabilities were $65,529 at September 30, 1997 as compared to $245,890 at December 31, 1996. The change in current liabilities is primarily due to the payment of a note payable to a shareholder, expenses incurred with the settlement of a lawsuit regarding a former subsidiary of the Company and the indemnification expenses associated therewith.

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

The Company had total revenues of $72,508 and $52,866 for the nine months ended September 30, 1997 and 1996, respectively. For the three months ended September 30, 1997, the Company's revenues were ($5,460). As the result of the sale of marketable securities, for the nine months ended September 30, 1997, the Company recorded investment gains of $57,083, as compared to $32,332 for the same period during 1996. The Company also generated other revenues of $13,838 in 1997, which was largely due to the recognition of partnership income received during 1996 from the Company's 2.25% interest in Andrews Partners I, Ltd. ("Andrews"), a Colorado limited partnership, engaged in real estate transactions.

General and administrative expenses for the nine months ended September 30, 1997, include legal expenses of $57,339, the majority of which have been incurred in connection with a lawsuit regarding a former subsidiary of the Company initiated in September, 1995, which was dismissed on April 10, 1997.

General and administrative expenses for the nine months ended September 30, 1997, also include salaries of $49,500 and related payroll tax expenses of $4,484. Also included in general and administrative expenses for the nine months ended September 30, 1997, are accounting and auditing expenses of $11,730, entertainment and development expenses of $4,149, and insurance expenses of $18,406.

As compared to the nine months ended September 30, 1996, operating expenses for the current period were 36% lower. The net loss from continuing operations for the nine months ended September 30, 1997, decreased by 53%, generally attributable to a decrease in expenses.

The Company's present business operations do not generate sufficient revenues to cover its operating expenses. The Company, through a subsidiary named Wall Street Investment Corp. ("Wall Street"), is attempting to start a financial consulting company. Whether Wall Street will prove to be viable and a source of revenue is unknown. For the nine months ended September 30, 1997, Wall Street contributed $2,500 in revenue to the Company's operations; however, for the three months ended September 30, 1997, Wall Street did not contribute any revenue to the Company's operations.

On October 22, 1997, Wall Street entered into a sub-contracting agreement with Columbia Financial Group ("Columbia") pursuant to which Wall Street has agreed to provide public relations services in connection with Columbia's contract with Winner's Internet Network, Inc. ("Winners"). In consideration for Wall Street's services, Columbia has agreed to transfer to Wall Street stock purchase warrants for 50,000 shares of Winner's stock, with a purchase price of $2.50 per share, exercisable for 12 months. As of November 13, 1997, the Company had not received the stock purchase warrants from Columbia. Columbia has transferred 5,000 shares of free trading Winner's common stock to Wall Street, with another 5,000 shares to be transferred by November 20, 1997. Columbia must also transfer an additional 6,000 shares of Winner's common stock to Wall Street, at a rate of 1,000 shares every thirty days, beginning December 6, 1997. As of November 5, 1997, Winner's common stock (quoted on the Over-the-Counter Bulletin Board System, operated by the National Association of Securities Dealers, under the symbol "WINR") had bid and ask prices of $1.875 and $2.125, respectively.


                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS (ITEM 103)

                  Not Applicable.

ITEM 2.           CHANGES IN SECURITIES

                  Not Applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable

ITEM 5.           OTHER INFORMATION

                  On November 10, 1997, the Company engaged the services of Bradeen, Campbell & Claar CPA's, P.C. to audit its financial statements for the fiscal year ending December 31, 1997. During the Company's two most recent fiscal years and the subsequent interim period preceding the engagement of this firm, the Company did not consult this firm regarding any of the matters identified in Item 304(a)(2) of Regulation S-K.

                  The engagement of Bradeen, Campbell & Claar CPA's, P.C. coincided with the announcement by John M. Hanson & Company, P.C. of its resignation on November 10, 1997.

                  John M. Hanson & Company, P.C. audited the Company's financial statements for each of the years ending December 31, 1995 and 1996. For the fiscal year ended December 31, 1995, John M.
                  Hanson & Company, P.C. issued a qualified report on the Company's financial statements. The first qualification related to the scope of the audit and the lack of audited financial statements for First West Life Insurance Company and the inability to verify the information pertaining thereto. The second qualification related to an uncertainty in connection with the calculation of life insurance reserves and actuarial items, which may not have been calculated according to generally accepted accounting principles. A third qualification related to the Company's not separately disclosing the loss from operations and the loss from the disposal of the life insurance segment, along with the exclusion of all footnote disclosures related to the discontinued life insurance operations, all of which were required by generally accepted accounting principles.

                  For the fiscal year ended December 31, 1996, the report on the financial statements contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

                  The decision to change auditors was approved by the board of directors. During the two most recent fiscal years and the subsequent period preceding the engagement of Bradeen, Campbell & Claar CPA's, P.C., there were no disagreements with John M. Hanson & Company, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of that firm, would have caused it to make reference to the subject matter of the disagreements in connection with its report, other than as set forth above.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K (ITEM 601)

                  A)       EXHIBITS

         REGULATION S-B                                                                     CONSECUTIVE
              NUMBER                        EXHIBIT                                        PAGE NUMBER
                   2       Plan of purchase, sale, reorganization
                           arrangement, liquidation, succession                                  N/A
                  3(i)     Articles of Incorporation as Amended(1)                               N/A
                  3(ii)    Bylaws as Amended(2)                                                  N/A
                   4       Instruments defining the rights of security
                           holders, including indentures                                         N/A
                  10.1     Settlement Agreement(3)                                               N/A
                  10.2     Sub-Contracting Agreement with Columbia
                           Financial Group                                                        12
                  11       Statement re computation of per share earnings(4)                     N/A
                  15       Letter on unaudited financial information(5)                          N/A
                  16.1     Letter from John M. Hanson  & Company, P.C.
                           regarding change in certifying accountants                             15
                  18       Letter on change in accounting principles                             N/A
                  19       Report furnished to security holders                                  N/A
                  22       Published report regarding matters submitted
                           to vote of security holders                                           N/A
                  23       Consents of experts and counsel                                       N/A
                  24       Power of Attorney                                                     N/A
                  27       Financial Data Schedule                                                17
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

                                              CAPITAL RESERVE CORPORATION
                                              (Registrant)

Date:    NOVEMBER 14, 1997                    By: /S/RALPH W. NEWTON, JR.
         -----------------                        -----------------------
                                              Ralph W. Newton, Jr.
                                              Principal Financial and Accounting
                                              Officer and President

93097.10Q