Form 10KSB40
period 1997-12-30
CAPITAL RESERVE CORP
filed 1998-03-30
CIK 707674

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

          6732 WEST COAL MINE AVENUE, #504, LITTLETON, COLORADO 80128 (Address of principal executive offices including zip code)

         Issuer's telephone number, including area code: (303) 794-3155

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
               Title of class: CLASS A COMMON STOCK, NO PAR VALUE
                         COMMON STOCK PURCHASE WARRANTS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes No X

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

           Issuer's revenues for its most recent fiscal year. $53,770

    Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1998: $0.00 (See Item 5)

Number of shares outstanding of registrant's Class A Common Stock, no par value, as of March 20, 1998: 546,045

                    Documents incorporated by reference: NONE

       Transitional Small Business Disclosure Format (check one): Yes No X

Exhibit index on consecutive page 12                          Page 1 of 29 Pages

                                     PART I

ITEM 1.               DESCRIPTION OF BUSINESS.

GENERAL

            Capital Reserve Corporation (the "Company") was incorporated under the laws of the State of Colorado on August 3, 1982, for the purpose of operating as a financial services holding company.

            Effective June 29, 1988, the Company acquired 100% of the outstanding stock of First West Financial Services, Inc. and its subsidiary, First West Life Insurance Company ("First West Life"), in exchange for 100,000 shares of the Company's Common Stock with an estimated fair market value of $10.00 per share, $931,304 cash, and a liability to the former shareholders of First West Life of $459,000 (the "Exchange"). In addition, in connection with the acquisition of First West Life, the Company agreed to pay the former shareholders of First West Life an additional $150,000 ($50,000 to each of the three shareholders) if a certain price ($20.00 per share) and marketability of the stock issued in the Exchange was not attained at the end of two years after the date of the Exchange (June 29, 1990). See Item 3. Legal Proceedings, Item
12. Certain Relationships and Related Transactions, and Item 7. Financial Statements herein and the Notes included therein. The Company also incurred acquisition costs of $26,585 for legal and actuarial fees. This transaction was accounted for using the purchase method of accounting. See "Sale of First West Life" below.

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

CURRENT OPERATIONS

            During 1995 through June, 1996, the Company's primary business was the rental of real property. On July 3, 1996, the Company sold its only property, located at 7860 East Berry Place, Englewood, Colorado, for net proceeds of $501,276. See Item 2. Description of Property.

            Presently, the Company has no principal business. As of March 20, 1998, the Company was seeking a merger or acquisition opportunity. See Item 1. Description of Business.

            At December 31, 1997, the Company had one wholly-owned subsidiary, Wall Street Investment Corp. ("WSIC"). WSIC (as Capital Reserve Marketing Corp.) formerly offered a cancer policy. The Company, through WSIC, is attempting to start a financial consulting services company. Whether WSIC will prove to be viable and a source of revenue is unknown. For the year ended December 31, 1997, Wall Street contributed $21,935 in gross revenue to the Company, but the Company incurred an operating loss of $6,615 from Wall Street operations.

            On October 22, 1997, Wall Street entered into a sub-contracting agreement with Columbia Financial Group ("Columbia") pursuant to which Wall Street has agreed to provide public relations services in connection with Columbia's contract with Winner's Internet Network, Inc. ("Winners"). In consideration for Wall Street's services, Columbia agreed to transfer to Wall Street stock purchase warrants for 50,000 shares of Winner's stock, with a purchase price of $2.50 per share, exercisable for 12 months. As of March 25, 1998, the Company had not received the stock purchase warrants from Columbia. Columbia transferred 10,000 shares of free trading Winner's common stock to Wall Street, but failed to make any subsequent transfers. As of March 25, 1998, the Company had sold all of the Winner's shares it received from Columbia. Management does not anticipate receiving any additional shares from Columbia.

EMPLOYEES

            As of December 31, 1997, the Company and its subsidiaries had no full-time employees. As of March 20, 1998, Ralph Newton, the Company's president was serving without compensation.

ITEM 2.               DESCRIPTION OF PROPERTY.

            On November 7, 1991, First West Life purchased the building and land at 7860 East Berry Place, Englewood, Colorado (the "East Berry Property"), for $361,285. The land was comprised of .934 acres, more or less, and the building contained approximately 13,479 square feet of rentable office space. First West Life transferred the property to the Company on October 14, 1994 as an extraordinary dividend to the Company by special warranty deed. On July 3, 1996, the Company sold the East Berry Property, in an arms-length transaction, to Westminster Associates, Ltd. ("Westminster"). Westminster is not affiliated with the Company, any of the Company's affiliates, or any director or officer of the Company. Subsequent to the sale, the Company moved its offices from suite 120 and began leasing suite 215 in the East Berry Property. The Company had leased this space through July, 1998, at an average rate of $1,375 per month. During December 1997, the Company terminated its lease with Westminster. As of March 20, 1998, the Company was using the residence of Mr. Newton, a director and President of the Company, as its principal offices.

ITEM 3.               LEGAL PROCEEDINGS.

            On March 10, 1995, Joseph T. Flynn initiated a lawsuit in the District Court in the City and County of Denver, State of Colorado, against the Company and Ralph W. Newton, Jr. The suit pertained to the Stock Exchange Agreement, pursuant to which the Company acquired First West Life in 1988. See
Item 13. Certain Relationships and Related Transactions. Mr. Flynn alleged that the Company breached its contract with him by failing to pay him $150,000, and further alleged that there were shares owed to him pursuant to the contract. Mr. Flynn further alleged against the Company a claim for specific performance, deceit based on fraud, breach of duty of good faith and fair dealing, unjust enrichment, and conversion. Mr. Flynn sought appointment of a receiver for the Company, compensatory and consequential damages, punitive damages, interest, and an award of his costs and attorney's fees. The Company filed an answer to the complaint, as well as a counterclaim against Mr. Flynn. The Company alleged misrepresentation by Mr. Flynn in the negotiation for the sale of First West Life, fraudulent concealment of certain liabilities, breach of fiduciary duty, a constructive trust of certain funds, negligent misrepresentation during the course of Mr. Flynn's employment as an actuary for the Company, and negligence in the performance of his duties as an actuary for the Company. Trial was scheduled for June 24, 1996; however, in May 1996, the Company settled the dispute with Mr. Flynn for $73,000 in cash and the issuance of a $123,000 note payable. The Company had previously recorded a payable balance of $183,538, and recorded an additional $12,462 expense as a result of the settlement. The
$123,000 note was paid from the proceeds received upon the sale of the East Berry Property.

            On September 29, 1995, various individuals filed a suit in the United States District Court for the District of Nebraska against Premier Capital Investment Corporation, Capital Reserve Corporation, Ralph W. Newton, Jr., Henry W. Hall, Philip A. Bates, Donald Yee, Linda M. Opfer, and Dennis G. Haley (the "Premier Lawsuit"). The lawsuit related to the offer and sale of securities of Premier, which was formerly a subsidiary of the Company, during the period of approximately 1988 through 1992. The complaint generally alleged fraud in connection with the sale of the securities of Premier and asserted liability under the Racketeering Influenced and Corrupt Organizations Act ("RICO"), as well as several common law theories. The Company vigorously defended the suit and a settlement was reached with all of the plaintiffs in February 1997. The Company made an initial cash payment in the amount of $100,000, and has made monthly payments to the plaintiffs totaling $45,000. As of December 31, 1997, the Company owed an additional $35,000 to the plaintiffs, which is to be paid in seven monthly installments of $5,000. No interest will be due on any outstanding installment payments; however, the Company has entered into a Consent to Entry of Judgment in the then outstanding amount of installment payments.

            In connection with the Premier Lawsuit, the Company agreed to indemnify various defendants for their legal fees and expenses. Prior to December 31, 1996, the Company agreed to settle any indemnification claims Mr. Bates had against the Company, in return for the Company's payment of one-half of Mr. Bates expenses, up to a maximum of $20,000. During 1997, the Company agreed to indemnify Mr. Newton and Ms. Opfer for the full amount of their legal fees and expenses incurred in connection with the Premier Lawsuit. The Company also agreed to indemnify Mr. Hall for one-half of his legal fees, up to a maximum of $20,000 in settlement of any claims of indemnification he had against the Company. The Company's financial statements for the for the fiscal years ending December 31, 1997, and

December 31, 1996, reflect a liability of $35,000 and $210,000, respectively, relating to the settlements and with Messrs. Bates and Hall, the indemnification of Mr. Newton and Ms. Opfer, and the settlement in the Premier Lawsuit. See Item
6. Management's Discussion and Analysis or Plan of Operation and Item 7. Financial Statements, including the Notes thereto.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.


                                     PART II

ITEM 5.               MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            The Company's Common Stock traded on the over-the-counter market from July 25, 1988 until April 4, 1997. From May 30, 1989 to July 13, 1992, the Company's Common Stock was traded on NASDAQ, under the symbol "CRCOA". The range of high and low bid prices for each fiscal quarter for 1997 and 1996, as reported by the OTC Bulletin Board, is as follows:

                                                                                              BID OR TRADE PRICES
1997 FISCAL YEAR                                                                      HIGH                             LOW

Quarter Ending 03/31/97.......................................................       $0.001                            $0.001
Quarter Ending 06/30/97.......................................................       $0.001                            $0.001
Quarter Ending 09/30/97.......................................................        N/A                               N/A
Quarter Ending 12/31/97.......................................................        N/A                               N/A

1996 FISCAL YEAR                                                                      HIGH                             LOW

Quarter Ending 03/31/96.......................................................     $ 0.015625                      $ 0.015625
Quarter Ending 06/30/96.......................................................     $ 0.015625                      $ 0.015600
Quarter Ending 09/30/96.......................................................     $ 0.015625                      $ 0.015625
Quarter Ending 12/31/96.......................................................     $ 0.015625                      $ 0.001000


            As of March 25, 1998, there were no market makers in the Company's shares. The last reported trade by the OTC Bulletin Board was on November, 19, 1996 at $ $0.015625 per share.

            The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

            As of March 18, 1998, there were 655 record holders of the Company's Common Stock, including shares held by the Company as treasury shares.

            During the last two fiscal years, no cash dividends have been declared on the Company's Common Stock.

ITEM 6.               MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

            Due to the sale of the East Berry Property, the Company's financial statements for the fiscal year ending December 31, 1996 reflect the Company's rental operations as discontinued operations. See Note 5 of the Notes to Financial Statements included with this report.

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

            As of December 31, 1997, the Company had recorded a liability of $35,000 relating to the Premier Lawsuit for settlement expenses and indemnification as compared to $210,000 at December 31, 1996. Prior to December 31, 1996, the Company agreed to settle any indemnification claims Mr. Bates had against the Company, in return for the Company's payment of one-half of Mr. Bates expenses, up to a maximum of $20,000. During 1997, the Company agreed to indemnify Mr. Newton and Ms. Opfer for the full amount of their legal fees and expenses incurred. Also, the Company agreed to indemnify Mr. Hall for one-half of his legal fees, up to a maximum of $20,000, in settlement of any claims of indemnification which he had against the Company. The Company's financial statements for the year ending December 31, 1996, reflect a liability of $30,000, relating to the settlements with Messrs. Bates and Hall. See Item 3. Legal Proceedings and Item 7. Financial Statements, including the Notes thereto.

            Cash flows from continuing operations during 1997 and 1996 reflect net cash used of $(278,176) and $(363,240), respectively, while cash flows provided by (used for) investing activities for the same periods were $57,499 and $(33,733), respectively.

            At December 31, 1997, and 1996 the Company had working capital of $(9,996) and $99,254, respectively. This decrease is primarily due to insufficient revenue and payments relating to the settlement of the Premier Lawsuit. If the Company should generate an operating loss for 1998 comparable to the loss incurred for 1997, virtually all of the Company's remaining cash and working capital will be depleted. See " Results of Operations" below. The Company presently has no external sources of cash.

ASSETS

            At December 31, 1997 the Company had total assets of $70,812, compared to total assets of $421,607 at December 31, 1996. This represents a decrease of $350,795, which is attributable to the Company's loss for the fiscal year.

RESULTS OF OPERATIONS

            The Company's net operating loss for 1997 decreased by approximately 71% due to decreases in litigation and settlement expenses and employee related expenses. This resulted in a $153,917 loss from continuing operations before discontinued operations and extraordinary items in 1997, as compared to a loss of $633,459 in 1996. In 1996, the Company recorded a $122,042 gain on the sale of the East Berry Property and a loss from rental operations of $9,818. Accordingly, the overall net loss for 1997 decreased significantly as compared to 1996. See "Liquidity" above.

            The Company's operating expenses were comprised primarily of salaries, payroll taxes, and employee benefits ($76,744); legal expenses ($64,055); and accounting and actuarial expenses ($7,355). While the Company has continued to received income (and losses) from insurance residuals, interest and dividends, and investments, these items are not a significant source of income compared to the Company's operating expenses. Since the Company currently has no significant source of revenue, the Company's working capital will continue to be depleted by operating expenses.

            During 1997, the Company took significant measures to lower its operating expenses. The Company terminated its lease and relocated its offices to reduce its administrative expenses. In addition, as of June, 1997, Mr. Newton no longer received compensation for his services. See Item 1. Description of Business and Item 2. Description of Property.

            The Independent Auditors' Report and Note 8 of the Notes to Financial Statements accompanying this report state that substantial doubt has been raised about the Company's ability to continue as a going concern. The Company's present business operations do not generate sufficient revenues to cover its operating expenses. The Company would have to obtain other business operations or severely reduce its operating expenses to remain viable, and there can be no assurance that the Company will be able to do so. As of March 20, 1998, the Company was seeking a merger or acquisition opportunity. See Item 1. Description of Business.

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

            Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

            The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company held by each such person:



           NAME           AGE                             POSITION
Ralph W. Newton, Jr.       70       Chairman of the Board of Directors, President, and Class B
                                    Director
Linda M. Opfer             48       Class B Director


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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            No directors, officers, or beneficial owners of more than ten percent of securities of the Company reported to the Company any transactions involving the securities during the fiscal year ended December 31, 1997. Accordingly, there is no disclosure of any such transactions contained in this report.

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

                                                                              LONG TERM COMPENSATION
                                    ANNUAL COMPENSATION                     AWARDS                      PAYOUTS
                                                 OTHER          RESTRICTED
NAME AND                                         ANNUAL           STOCK           OP-           LTIP              ALL OTHER
PRINCIPAL                                        COMPEN-         AWARD(S)     TIONS/SARS      PAYOUTS ($)          COMPEN-
POSITION       YEAR        SALARY      BONUS     SATION ($)         ($)           ($)                              SATION ($)
Ralph W.       1997        $26,000      -0-          -0-            -0-           -0-            -0-                 -0-
Newton, Jr.    1996       $100,000      -0-          -0-            -0-           -0-            -0-                 -0-
Chairman       1995        $96,000     $4,000        -0-            -0-           -0-            -0-                 -0-
and Presi-
dent

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

ITEM 11.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT.

            The following table sets forth information, as of March 20, 1998, with respect to the beneficial ownership of the Company's Common Stock and Preferred Stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock and Preferred Stock, by each of the Company's officers and directors, and by the officers and directors of the Company as a group. Information is also provided regarding beneficial ownership of Common Stock if the Preferred Stock is converted to Common Stock (at a ratio of .8 shares of Common Stock for every share of Preferred Stock):


                                                                                                   IF ALL SHARES OF PREFERRED
                                                                                                  STOCK ARE CONVERTED TO COM-
                                      COMMON STOCK                       PREFERRED STOCK                  MON STOCK (1)<F1>
                                NUMBER OF     PERCENT OF          NUMBER OF        PERCENT OF       NUMBER OF      PERCENT OF
BENEFICIAL OWNER                 SHARES        CLASS (2)<F2>       SHARES           CLASS (3)<F3>     SHARES        CLASS (4)<F4>
Ralph W. Newton, Jr.              -0-            --               70,000 (5)<F5>     28.00%           56,000          7.51%
One Cleek Way
Littleton, CO  80123

Patricia L. Newton                -0-            --               70,000 (5)<F5>      28.00%          56,000          7.51%
One Cleek Way
Littleton, CO  80123





                                                                                                   IF ALL SHARES OF PREFERRED
                                                                                                  STOCK ARE CONVERTED TO COM-
                                      COMMON STOCK                       PREFERRED STOCK                  MON STOCK (1)<F1>
                                NUMBER OF     PERCENT OF          NUMBER OF        PERCENT OF       NUMBER OF      PERCENT OF
BENEFICIAL OWNER                 SHARES        CLASS (2)<F2>       SHARES           CLASS (3)<F3>     SHARES        CLASS (4)<F4>
Harding, Shultz & Downs(6)<F6>    -0-            --                74,125            29.65%           59,300          7.95%
800 Lincoln Square
121 South 13th Street
Lincoln, Nebraska 68501

Linda M. Opfer                    -0-            --                  -0-               --               -0-            --

Officers and Directors as a       -0-            --                70,000            28.00%           56,000          7.51%
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


<F6>
(6) Shares transferred from Mr. Hall and Mr. Bates pursuant to the Settlement Agreement. See Item 3. Legal Proceedings.


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

          10.2             Supplemental Agreement dated June 17, 1988, between the Company and                       N/A
                           the selling shareholders of First West Financial Services, Inc. (4)<F4>

          10.3             Order of John Kezer, Insurance Commissioner of the State of Colorado                      N/A
                           dated June 29, 1988 (4)<F4>

          10.4             Supplemental  Agreement  (A)  dated  June  21,  1988,                                     N/A
                           between the Company N/A and the selling  shareholders
                           of First West Financial (4)<F4>

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

         10.10             Contract to Buy and Sell Real Estate for sale of 7860 East Berry Place. (10)<F10>         N/A

         10.11             Office Lease (10)<F10>                                                                    N/A

         10.12             Settlement Agreement (11)<F11>                                                            N/A

         10.13             Sub-Contracting Agreement with Columbia Financial Group (12)<F12>                         N/A

           27              Financial Data Schedule                                                                   28

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

<F11>
(11) Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10- KSB/A Amendment No. 1 for the fiscal year ended December 31, 1996.

<F12>
(12) Incorporated by reference to the Exhibits previously filed with the Company's Quarterly Report on Form 10- QSB for the quarter ended September 30, 1997.


            (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:
                        None

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CAPITAL RESERVE CORPORATION



Dated: March 27, 1998           By:/s/Ralph W. Newton, Jr.
                                        Ralph W. Newton, Jr., President

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Ralph W. Newton, Jr.        March 27, 1998
Ralph W. Newton, Jr., Chairman of the Board of
Directors and President (Principal Executive,
Financial and Accounting Officer)



/s/Linda M. Opfer               March 27, 1998
Linda M. Opfer, Director


14:1997.10K

                             FINANCIAL STATEMENTS

                                     AND

                         INDEPENDENT AUDITORS' REPORT

                         CAPITAL RESERVE CORPORATION

                              December 31, 1997

                               C O N T E N T S



                                                                         PAGE

INDEPENDENT AUDITORS' REPORT                                             F-3

CONSOLIDATED FINANCIAL STATEMENTS

      BALANCE SHEET                                                      F-4

      STATEMENTS OF OPERATIONS                                           F-5

      STATEMENTS OF STOCKHOLDERS' EQUITY                                 F-6

      STATEMENTS OF CASH FLOWS                                           F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-8 TO F-13

                         INDEPENDENT AUDITORS' REPORT


Board of Directors
Capital Reserve Corporation


      We have audited the accompanying consolidated balance sheet of Capital Reserve Corporation as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated statements of Capital Reserve Corporation as of December 31, 1996, were audited by other auditors whose report dated February 25, 1997, expressed an unqualified opinion on those statements.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Reserve Corporation as of December 31, 1997, and the results of its operations and its cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss from continuing operations of $153,917 for 1997 and it has incurred substantial net losses for each of the past three years. As of December 31, 1997, the Company had no source of operating revenues. These factors and the others discussed in Note 8, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                       /S/BRADEEN, CAMPBELL & CLARR CPA'S, P.C.
Denver, Colorado
February 25, 1998


                         CAPITAL RESERVE CORPORATION
                          CONSOLIDATED BALANCE SHEET
                              DECEMBER 31, 1997

                                     ASSETS


CURRENT ASSETS (NOTE 7)
  CASH AND CASH EQUIVALENTS (NOTE 1)                                     $  8,748
  MARKETABLE SECURITIES (NOTE 1)                                           29,917
  OTHER CURRENT ASSETS                                                        351
                                                                      -----------

      TOTAL CURRENT ASSETS                                                 39,016
                                                                      -----------


EQUIPMENT - AT COST
  FURNITURE AND FIXTURES                                                   34,901
      LESS ACCUMULATED DEPRECIATION (NOTE 1)                             (14,280)
      NET EQUIPMENT                                                        20,621
                                                                      -----------


OTHER ASSETS
  INVESTMENTS                                                              11,175
                                                                      -----------

      TOTAL ASSETS                                                       $ 70,812
                                                                      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                                       $ 13,293
  ACCRUED LIABILITIES                                                         719
  OTHER (NOTE 3)                                                           35,000
                                                                      -----------

      TOTAL CURRENT LIABILITIES                                            49,012
                                                                      -----------


COMMITMENTS AND CONTINGENCIES (NOTE 3)


STOCKHOLDERS' EQUITY (NOTES 1 AND 4)
  CLASS A COMMON STOCK - AUTHORIZED 20,000,000 SHARES
   OF NO PAR VALUE; ISSUED AND OUTSTANDING
   546,045 SHARES                                                       3,138,102
  CLASS B PREFERRED STOCK - AUTHORIZED 250,000 SHARES
   OF NO PAR VALUE; ISSUED AND OUTSTANDING
   250,000 SHARES                                                          50,000
  ACCUMULATED DEFICIT                                                 (3,166,302)
                                                                      -----------

      TOTAL STOCKHOLDERS' EQUITY                                           21,800
                                                                      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 70,812

                                                                      ===========



       The accompanying notes are an integral part of these statements.

                         CAPITAL RESERVE CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 YEAR ENDED DECEMBER 31,
                                                 ------------------------

                                                    1997           1996
                                                 -----------    -----------

REVENUE
  INSURANCE RESIDUALS                               $ 17,938       $ 18,293
  INTEREST AND DIVIDENDS                               1,776          7,052
  INVESTMENT GAIN (LOSSES)                            27,565       (17,256)
  LOSS ON SALE OF FIXED ASSETS                      (13,397)              -
  OTHER                                               19,888            179
                                                 -----------    -----------

      TOTAL REVENUES                                  53,770          8,268
                                                 -----------    -----------

EXPENSES
  GENERAL AND ADMINISTRATIVE                         207,687        449,265
  OTHER (NOTES 2 AND 3)                                    -        192,462
                                                 -----------    -----------

      TOTAL EXPENSES                                 207,687        641,727
                                                 -----------    -----------

      NET (LOSS) FROM CONTINUING OPERATIONS        (153,917)      (633,459)
                                                 -----------    -----------

(LOSS) FROM DISCONTINUED RENTAL
  OPERATIONS (NOTES 1 AND 5)                               -        (9,818)
GAIN ON SALE OF BUILDING (NOTE 5)                          -        122,042
                                                 -----------    -----------

      NET INCOME FROM DISCONTINUED OPERATIONS              -        112,224
                                                 -----------    -----------

NET (LOSS)                                       $ (153,917)    $ (521,235)
                                                 ===========    ===========

NET (LOSS) PER COMMON SHARE (NOTE 1)
  CONTINUING OPERATIONS                                (.28)         (1.13)
  DISCONTINUED OPERATIONS                                  -            .20
                                                 -----------    -----------

NET (LOSS) PER COMMON SHARE                      $     (.28)    $     (.93)
                                                 ===========    ===========



       The accompanying notes are an integral part of these statements.


                         CAPITAL RESERVE CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 1997, AND 1996


                                 Class A                     CLASS B
                                  Stock                       STOCK
                                 Common                     PREFERRED
                        -------------------------    ------------------------

                                                                                    ACCUMULATED
                          Shares         AMOUNT          SHARES        AMOUNT         DEFICIT

December 31, 1995           579,378     $ 3,140,102       250,000      $ 50,000    $ (2,491,150)
Redemption of common
  stock (Note 1)           (33,333)         (2,000)             -             -                -
Net (loss)                        -               -             -             -        (521,235)
                        -----------   -------------    ----------    ----------    -------------

December 31, 1996           546,045       3,138,102       250,000        50,000      (3,012,385)
Net (loss)                        -               -             -             -        (153,917)
                        -----------   -------------    ----------    ----------    -------------

December 31, 1997           546,045     $ 3,138,102       250,000      $ 50,000    $ (3,166,302)
                        ===========   =============    ==========    ==========    =============

       The accompanying notes are an integral part of these statements.


                         CAPITAL RESERVE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                       YEAR ENDED DECEMBER 31,
                                                      -------------------------

                                                          1997           1996
                                                      ------------    -----------

OPERATING ACTIVITIES:
  NET (LOSS) FROM CONTINUING OPERATIONS                $ (153,917)    $ (633,459)
                                                      ------------    -----------
  RECONCILING ADJUSTMENTS
   DEPRECIATION AND AMORTIZATION                             9,947          7,678
   LOSS ON EQUIPMENT SALES                                  13,397              -
   (GAIN) LOSS ON INVESTMENTS                             (27,565)         17,256

   CHANGES IN OPERATING ASSETS AND LIABILITIES
     CURRENT ASSETS                                         76,840         24,437
     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES            (196,878)        220,848
                                                      ------------    -----------

      TOTAL ADJUSTMENTS                                  (124,259)        270,219
                                                      ------------    -----------

      NET CASH (USED FOR) CONTINUING OPERATIONS          (278,176)      (363,240)
                                                      ------------    -----------

DISCONTINUED OPERATIONS:
  NET CASH PROVIDED BY DISCONTINUED OPERATIONS
   AND SALE THEREOF                                              -        465,582
                                                      ------------    -----------

INVESTING ACTIVITIES:
  PURCHASE OF INVESTMENTS                                 (47,545)      (209,216)
  PROCEEDS FROM SALE OF INVESTMENTS                         96,653        185,118
  PURCHASE OF PROPERTY AND EQUIPMENT                       (8,109)        (9,635)
  PROCEEDS FROM SALE OF EQUIPMENT                           16,500              -
                                                      ------------    -----------

   NET CASH (USED FOR) PROVIDED BY
     INVESTING ACTIVITIES                                   57,499       (33,733)
                                                      ------------    -----------


FINANCING ACTIVITIES:
  REDEMPTION OF COMMON STOCK (NOTE 2)                            -        (2,000)
  PAYMENT ON NOTES PAYABLE - RELATED PARTY
   (NOTE 2)                                                      -      (183,538)
                                                      ------------    -----------

      NET CASH (USED FOR) FINANCING ACTIVITIES                   -      (185,538)
                                                      ------------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                  (220,677)      (116,929)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             229,375        346,304
                                                      ------------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR              $      8,748      $ 229,375
                                                      ============    ===========

       The accompanying notes are an integral part of these statements.

                         CAPITAL RESERVE CORPORATION
                  Notes to Consolidated Financial Statements
                              December 31, 1997

Note 1 - Summary of Significant Accounting Policies

This summary of significant  accounting  policies of Capital Reserve Corporation
(CRC) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

ORGANIZATION

The Company was incorporated in Colorado in 1982, and operated an insurance agency and a life insurance company. The insurance business was sold in 1994. The life insurance agency was retained, but is currently inactive. The Company owned rental property until July 3, 1996 (see Note 5).

The Company has no source of operating revenues after the sale of its rental property. Management has started a financial consulting and public relations firm under the name Wall Street Investment Corp. The new venture has no revenues as of December 31, 1996. The Company entered into its first consulting agreement in January 1997. Management is also exploring various other future business opportunities.

USE OF ESTIMATES

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

BASIS OF CONSOLIDATION

The consolidated financial statements include CRC, and its wholly owned subsidiary, Wall Street Investment Corporation (Wall Street). All significant intercompany accounts and transactions have been eliminated.

COMPARABILITY OF FINANCIAL STATEMENTS

Discontinued operations in the statements of operations and cash flows have been reclassified for the year ended December 31, 1997, in order to make them comparable to the current financial statements. There is no effect on the net loss.

DEPRECIATION

Depreciation has been provided in amounts sufficient to relate the costs of depreciable assets to operations over their estimated useful lives principally on the straight-line method. Real estate is depreciated over thirty to thirty-nine years, and other property is depreciated over three to seven years.

                         CAPITAL RESERVE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                              DECEMBER 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share of common stock is computed based on 546,045 and 558,522 weighted average number of common shares outstanding during the years ended December 31, 1997, and 1996 respectively. Fully diluted earnings per share are not presented because they are anti-dilutive.

NOTE 2 - TRANSACTIONS - RELATED PARTY

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

The Company paid two of these stockholders with a recorded liability of $325,077, $245,000 during the year ended December 31, 1995, in full satisfaction of all obligations and to acquire their stock in the Company. Four thousand dollars was recorded as the cost of this stock redemption. An extraordinary gain of $84,077 was recorded related to this settlement in 1995.

The Company paid the third stockholder with a recorded liability at December 31, 1995, of $183,538, $198,000 during the year ended December 31, 1996, in full satisfaction of all obligations and to acquire his stock in the Company. Two thousand dollars was recorded as the cost of this stock redemption, and other expense of $12,462 was recorded in 1996 related to this settlement.

During 1997, the Company sold an automobile to an officer of the Company and recognized a loss on this transaction.

                         CAPITAL RESERVE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                              DECEMBER 31, 1997

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company leased office space under a non-cancellable operating lease which was to expire July 1998. In December 1997, the Company and the landlord agreed to terminate the lease on February 28, 1998. Rent expense for the year ended December 31, 1997, is $15,757.

The Company was a defendant in a lawsuit filed by stockholders of a former subsidiary corporation for alleged securities violations. The suit asks for damages totaling $2.4 million. A settlement agreement of the litigation has been reached with all of the plaintiffs. As of December 31, 1996, the Company has accrued other expenses of $180,000 to be paid to the plaintiffs, and $30,000 of legal expense for indemnification claims. At December 31, 1997, the total amount due to the plaintiffs was $35,000.

NOTE 4 - STOCKHOLDERS' EQUITY

The holders of the shares of Class A common stock and Class B preferred stock are entitled to one vote per share, and each class shares equally in any dividends declared. Neither class of stock has preemptive rights. In the event of dissolution or liquidation of the Company, the holders of shares of Class A common stock shall be paid a liquidation price of $.10 per share before any assets are distributed to the holders of shares of Class B preferred stock. Any remaining amount shall be distributed pro rata to the holders of shares of both Class A common stock and Class B preferred stock. The holders of shares of Class B preferred stock shall have the right to elect a converted into .8 share of Class A common stock (with appropriate adjustment of the conversion ratio for any stock splits, stock dividends, or recapitalization) at the option of the holders of the majority of the Class B preferred stock.

NOTE 5 - DISCONTINUED OPERATIONS

On July 3, 1996, the Company sold the office building from which it conducted its business and rented out space. The net proceeds received by the Company were $501,276.

Discontinued operations are summarized as follows:


                                         1996
                                      ----------

Revenues                                $ 48,946
Expenses                                (58,764)
                                      ----------

Net loss (earnings)                    $ (9,818)
                                      ==========

                         CAPITAL RESERVE CORPORATION
            Notes to Consolidated Financial Statements, Continued
                              December 31, 1997

Note 6 - Income Taxes

There is no federal or state income tax expense related to continuing operations of the Company for the years ended December 31, 1997, and 1996. Capital loss carryforwards of $20,000 were used for 1997 and 1996. The Company has loss carryforwards as follows:


                                                           Net
                                        Capital         Operating
                                         Losses           Losses
                                      ------------     ------------

Expiration Years

      1999                             $ 1,100,000     $          -
      2000-2004                                  -          900,000
      2005-2009                                  -          200,000
      2010                                       -          200,000
      2011                                       -          400,000
      2012                                       -          150,000
                                      ------------     ------------

                                       $ 1,100,000      $ 1,850,000
                                      ============      ===========



The net deferred tax assets due to loss carryforwards are as follows:


                                          1997             1996
                                      ------------     ------------

Deferred tax asset                     $ 1,055,000      $ 1,009,000
Valuation allowance                    (1,055,000)      (1,009,000)
                                      ------------     ------------

                                      $          -     $          -
                                      ============     ============

                         CAPITAL RESERVE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                              DECEMBER 31, 1997

NOTE 7 - FINANCIAL INSTRUMENTS

MARKETABLE SECURITIES

The carrying amount of marketable trading securities in common stocks is equal to its fair value. Cost, for purposes of calculating gains or losses, is determined by specific identification.


                                                        1997          1996
                                                     ----------    ----------

Investment (losses) gains are detailed as follows:

Realized gains (losses) on common stock                $ 24,384     $  18,370
Increase in unrealized gains (losses)
  on common stock                                         4,181      (35,626)
                                                     ----------    ----------

Investment gains (losses)                              $ 27,565    $ (17,256)
                                                     ==========    ==========

OTHER INVESTMENTS

The carrying amount of other investments approximates fair value as estimated by management.

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has no sources of operating revenues as of December 31, 1997. As stated in Note 1 "Organization," management has started a financial consulting and public relations firm, and is also exploring other future business opportunities. (See Note 9.)

NOTE 9 - SUBCONTRACTING AGREEMENT

On October 22, 1997, Wall Street entered into a sub-contracting agreement with Columbia Financial Group (Columbia) pursuant to which Wall Street has agreed to provide public relations services in connection with Columbia's contract with Winner's Internet Network, Inc. (Winners). In consideration for Wall Street's services, Columbia has agreed to transfer to Wall Street stock purchase warrants for 50,000 shares of Winner's stock, with a purchase price of $2.50 per share, exercisable for 12 months. The Company has not received the stock purchase warrants from Columbia. Columbia has transferred 10,000 shares of free trading Winner's common stock to Wall Street. Columbia must also transfer an additional 6,000 shares of Winner's common stock to Wall Street, at a rate of 1,000 shares every thirty days, beginning December 6, 1997.

                         CAPITAL RESERVE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                              DECEMBER 31, 1997

NOTE 9 - SUBCONTRACTING AGREEMENT, CONTINUED

As of the date of this report, Wall Street has received only 10,000 shares of Winner's Common Stock.

                                   Exhibit 27

                             Financial Data Schedule