Form 10QSB
period 1998-03-31
CAPITAL RESERVE CORP
filed 1998-05-13
CIK 707674

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x]            QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 1998

[ ]           TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

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

           6732 WEST COAL MINE AVENUE, #504, LITTLETON, COLORADO 80128
                    (Address of principal executive offices)

                                 (303) 794-3155
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

           546,045 SHARES OF CLASS A COMMON STOCK, NO PAR VALUE, AS OF
                                  MAY 11, 1998

    Transitional Small Business Disclosure Format (check one);  Yes___  No _X_
Exhibit index on page 9                                       Page 1 of 12 pages

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Capital Reserve Corporation


The accompanying consolidated balance sheet of Capital Reserve Corporation as of March 31, 1998, and the related consolidated statements of operations for the three months ended March 31, 1998, and cash flows for the three months ended March 31, 1998, were not audited by us, and accordingly, we do not express an opinion on them. The March 31, 1997, consolidated financial statements of Capital Reserve Corporation were compiled by other accountants whose report dated April 24, 1997, stated that they did not express an opinion or any other form of assurance on those statements.

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





/s/Bradeen, Campbell & Claar, CPA's
Bradeen, Campbell & Claar, CPA's











Denver, Colorado
May 2, 1998


                           CAPITAL RESERVE CORPORATION
                           Consolidated Balance Sheet
                                 March 31, 1998

                                   (Unaudited)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                                          $   3,624
   Accounts receivable                                                                                    5,258
   Marketable securities                                                                                 17,154
                                                                                              -----------------
     Total current assets                                                                                26,036

Investments                                                                                              11,166
                                                                                              -----------------

TOTAL ASSETS                                                                                           $ 37,202
                                                                                              =================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                                            $ 33,173
     Total current liabilities                                                                           33,173
                                                                                              -----------------

   STOCKHOLDERS' EQUITY
     Class A common stock                                                                             3,138,102
     Class B preferred stock                                                                             50,000
     Accumulated deficit                                                                            (3,184,073)
                                                                                              -----------------

                                                                                                          4,029
                                                                                              -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                             $ 37,202
                                                                                              =================



            See accountants' report and notes to financial statements



                           CAPITAL RESERVE CORPORATION
                      Consolidated Statements of Operations

                                   (Unaudited)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                             -----------------------------------

                                                                                  1998                 1997
                                                                             ---------------     -----------------
Revenues
   Insurance residuals                                                               $ 1,877               $ 4,036
   Consulting revenues                                                                     -                 2,500
   Interest and dividends                                                                 15                 1,247
   Investment (loss) gains                                                           (8,080)                79,856
   Loss on sale of assets                                                           (13,813)                     -
   Other                                                                              15,035                 9,950
                                                                             ---------------     -----------------

     Total revenues                                                                  (4,966)                97,589

Expenses
   General and administrative                                                         12,806               124,776
                                                                             ---------------     -----------------

Net (loss)                                                                        $ (17,772)            $ (27,187)
                                                                             ===============     =================

Net (loss) per common share                                                    $       (.03)         $       (.05)
                                                                             ===============     =================


            See accountants' report and notes to financial statements


                                       CAPITAL RESERVE CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               (Unaudited)


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                        ---------------------------------------

                                                                               1998                   1997
                                                                        -------------------     -----------------

Operations activities:
   Net loss                                                                      $ (17,772)            $ (27,187)
                                                                        -------------------     -----------------
   Reconciling adjustments:
     Depreciation and amortization                                                      964                 2,636
     Loss (gain) on investments                                                       8,080              (79,856)
     Loss on sale of assets                                                          13,813                     -
     Partnership (loss) income                                                            9               (9,144)
     Other                                                                          (4,654)                     -
Changes in assets and liabilities:
   Other current assets                                                                  93                 3,848
   Accounts payable and accrued liabilities                                        (15,839)             (104,858)
                                                                        -------------------     -----------------

     Total adjustments                                                                2,466             (187,374)
                                                                        -------------------     -----------------

Net cash used for operating activities                                             (15,306)             (214,561)
                                                                        -------------------     -----------------

Investing activities:
   Investments in common stock                                                      (1,893)              (38,674)
   Sales of investments in common stock                                               6,232               136,859
   Proceeds from sale of assets                                                       5,843                     -
   Purchase of property                                                                   -               (8,109)
                                                                        -------------------     -----------------

     Net cash provided by investing activities                                       10,182                90,076
                                                                        -------------------     -----------------

Net change in cash and cash equivalents                                             (5,124)             (124,485)
Cash and cash equivalents at beginning of period                                      8,748               229,375
                                                                        -------------------     -----------------

Cash and cash equivalents at end of period                                          $ 3,624             $ 104,890
                                                                        ===================     =================

            See accountants' report and notes to financial statements

                           CAPITAL RESERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

                                   (Unaudited)

NOTE 1 - MANAGEMENT'S STATEMENT

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Capital Reserve Corporation as of March 31, 1998, and the results of operations for the three months ended March 31, 1998, and 1997 and cash flows for the three months ended March 31, 1998, and 1997. The Notes to Consolidated Financial Statements which are contained in the Form 10-K should be read in conjunction with these consolidated financial statements.

NOTE 2 - RELATED PARTY TRANSACTION

In March 1998, a corporation which an officer of the Corporation is affiliated with purchased the Company's insurance residual for $15,000. This amount is included in other revenue in the accompanying financial statements. At March 31, 1998, the Company had received $10,000 in cash and the remaining balance is included in accounts receivable in the accompanying financial statements.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (ITEM 303)

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 1998, was ($7,137), as compared to ($9,996) at December 31, 1997. Since the Company has no significant source of revenue, working capital will continue to be depleted by operating expenses. Furthermore, if the Company should generate an operating loss for the current year comparable to the loss incurred for the year ended December 31, 1997, a substantial portion of the Company's remaining cash and working capital will be depleted.

Current liabilities were $33,173 at March 31, 1998 as compared to $49,012 at December 31, 1997.

RESULTS OF OPERATIONS

Due to the sale of the Company's rental real estate, the Company no longer receives rental revenues. While the Company has continued to receive income (and losses) from insurance residuals, interest and dividends, and investments, these items are not a significant source of income compared to the Company's operating expenses.

The Company had total revenues of ($4,966) and $97,589 for the three months ended March 31, 1998 and 1997, respectively. As the result of the sale of marketable securities, for the three months ended March 31, 1998, the Company recorded an investment loss of $8,080, as compared to an investment gain of $79,856 for the same period during 1997. The Company also generated other revenues of $15,035 for the three months ended March 31, 1998, which was largely due to the sale of the Company's insurance residual to a related party. See "Item 1. Financial Statements - Note 2." During the three months ended March 31, 1998, the Company incurred a loss on the sale of assets, attributable to the sale of the Company's furniture and fixtures to an unrelated party, in the amount of $13,813. See "Item 1. Financial Statements."

General and administrative expenses for the three months ended March 31, 1998, include legal expenses of $1,990.

General and administrative expenses for the three months ended March 31, 1998, also include: (i) rent expenses of $2,806; (ii) accounting and auditing expenses of $5,250, entertainment and development expenses of $697, and insurance expenses of $658.

As compared to the three months ended March 31, 1997, operating expenses for the current period decreased by 90%. The net loss from continuing operations for the three months ended March 31, 1998, decreased by 35%, generally attributable to a decrease in expenses and total revenues.


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

                  Not Applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K (ITEM 601)

                  A)       EXHIBITS

            REGULATION S-B                                                                  CONSECUTIVE
                NUMBER                      EXHIBIT                                         PAGE NUMBER
                   2       Plan of purchase, sale, reorganization
                           arrangement, liquidation, succession                                  N/A
                  3(i)     Articles of Incorporation as Amended(1)<F1>                           N/A
                  3(ii)    Bylaws as Amended(2)<F2>                                              N/A
                   4       Instruments defining the rights of security
                           holders, including indentures                                         N/A
                  10.1     Settlement Agreement(3)<F3>                                           N/A
                  10.2     Sub-Contracting Agreement with Columbia
                           Financial Group(6)<F6>                                                N/A
                  11       Statement re computation of per share earnings(4)<F4>                 N/A
                  15       Letter on unaudited financial information(5)<F5>                      N/A
                  16.1     Letter from John M. Hanson  & Company, P.C.
                           regarding change in certifying accountants(6)<F6>                     N/A
                  18       Letter on change in accounting principles                             N/A
                  19       Report furnished to security holders                                  N/A
                  22       Published report regarding matters submitted
                           to vote of security holders                                           N/A
                  23       Consents of experts and counsel                                       N/A
                  24       Power of Attorney                                                     N/A
                  27       Financial Data Schedule                                                12

--------------------------------

<F1>
(1) Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
<F2>
(2) Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
<F3>
(3) Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-KSB/A Amendment No. 1 for the fiscal year ended December 31, 1996.
<F4>
(4)      See Part I - Financial Statements.
<F5>
(5)      See Part I - Financial Statements.
<F6>
(6) Incorporated by reference to the Exhibits previously filed with the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

         B)       REPORTS ON FORM 8-K:  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CAPITAL RESERVE CORPORATION
                                  (Registrant)

Date:    MAY      , 1998          By: /S/RALPH W. NEWTON, JR.
         ---------------              -----------------------
                                  Ralph W. Newton, Jr.
                                  Principal Financial and Accounting
                                  Officer and President

33198.10Q

                                   Exhibit 27

                             Financial Data Schedule