Form 10QSB
period 1998-06-30
CAPITAL RESERVE CORP
filed 1998-08-14
CIK 707674

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: June 30, 1998

[ ]     TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to ________

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

        Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YesNo _X_

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

                     546,045 SHARES OF CLASS A COMMON STOCK, NO PAR VALUE, AS OF
                                 AUGUST 14, 1998

        Transitional Small Business Disclosure Format (check one);  Yes__ No _X_
Exhibit index on page 9                                       Page 1 of 12 pages

                            Independent Accountants' Report


Board of Directors

Capital Reserve Corporation



The accompanying consolidated balance sheet of Capital Reserve Corporation as of June 30, 1998, and the related consolidated statements of operations for the three months and six months ended June 30, 1998, and cash flows for the six months ended June 30, 1998, were not audited by us, and accordingly, we do not express an opinion on them.

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




/s/Miller and McCollom, CPA's
Miller and McCollom, CPA's









Denver, Colorado
August 5, 1998



                              CAPITAL RESERVE CORPORATION
                              CONSOLIDATED BALANCE SHEET
                                     JUNE 30, 1998

                                      (Unaudited)



ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                        $   1,476
  Accounts receivable                                                                  5,000
                                                                            ----------------
    Total currents assets                                                              6,476

                                                                                           -
                                                                            ----------------
Investments

TOTAL ASSETS                                                                       $   6,476
                                                                            ================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued liabilities                                           $  5,875
    Total current liabilities                                                          5,875
                                                                            ----------------

STOCKHOLDERS' EQUITY
 Class A common stock                                                              3,138,102
 Class B preferred stock                                                              50,000
 Accumulated deficit                                                             (3,187,501)
                                                                            ----------------

                                                                                         601
                                                                            ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 6,476
                                                                            ================


              See accountants' report and notes to financial statements.



                              CAPITAL RESERVE CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                      (Unaudited)



                                     Three Months Ended             Six Months Ended
                                          June 30,                      June 30,
                                 --------------------------   ----------------------------


                                    1998             1997            1998            1997
                               ---------------   ------------   --------------   -------------

Revenues
  Insurance residuals                 $    434    $     4,519      $     2,311     $     8,555
  Consulting revenues                        -              -                -           2,500
  Interest and dividends                     -            526               15           1,773
  Investment (loss) gains                5,778       (10,498)          (2,302)          69,358
  Loss on sale of assets                     -       (16,168)         (13,813)        (16,168)
  Other                                (6,166)          2,000            8,869          11,950
                               ---------------   ------------   --------------   -------------

    Total revenues                          46       (19,621)          (4,920)          77,968

Expenses
  General and administrative             3,473         45,574           16,279         170,350
                               ---------------   ------------   --------------   -------------

Net (loss)                          $  (3,427)     $ (65,195)       $ (21,199)      $ (92,382)
                               ===============   ============   ==============   =============

Net (loss) per common share        $     (.01)   $       (.12)   $       (.04)   $       (.17)
                               ===============   ============   ==============   =============








              See accountants' report and notes to financial statements.



                              CAPITAL RESERVE CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Unaudited)


                                                                      Six Months Ended
                                                                          June 30,
                                                               ---------------------------------

                                                                    1998               1997
                                                               ---------------     -------------
Operations activities:
  Net loss                                                          $ (21,199)        $ (92,382)
                                                               ---------------     -------------
  Reconciling adjustments:
     Depreciation and amortization                                         964             5,313
     Loss (gain) on investments                                          2,302          (69,358)
     Loss on sale of assets                                             13,813            16,168
     Partnership (loss) income                                          11,175                 -
   Other                                                                 8,047                 -
Changes in assets and liabilities:
  Other current assets                                                 (4,649)             8,927
  Accounts payable and accrued liabilities                            (43,137)         (155,504)
                                                               ---------------     -------------

     Total adjustments                                                (11,485)         (194,454)
                                                               ---------------     -------------

Net cash used for operating activities                                (32,684)         (286,836)
                                                               ---------------     -------------

Investing activities:
  Investments in common stock                                          (1,893)          (38,674)
  Sales of investments in common stock                                  21,462           143,382
  Proceeds from sale of assets                                           5,843            16,500
  Purchase of property                                                       -           (8,109)
                                                               ---------------     -------------

    Net  cash provided by investing activities                          25,412           113,099
                                                               ---------------     -------------

Net change in cash and cash equivalents                                (7,272)         (173,737)
Cash and cash equivalents at beginning of period                         8,748           229,375
                                                               ---------------     -------------

Cash and cash equivalents at end of period                         $     1,476          $ 55,638
                                                               ===============     =============


              See accountants' report and notes to financial statements.

                              CAPITAL RESERVE CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     JUNE 30, 1998

                                      (Unaudited)

NOTE 1 - MANAGEMENT'S STATEMENT

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Capital Reserve Corporation as of June 30, 1998, and the results of operations for the three months and six months ended June 30, 1998, and 1997 and cash flows for the six months ended June 30, 1998, and 1997. The Notes to Consolidated Financial Statements which are contained in the Form 10-KSB should be read in conjunction with these consolidated financial statements.

NOTE 2 - RELATED PARTY TRANSACTION

In March 1998, a corporation with which an officer of the Corporation is affiliated, purchased the Corporation's insurance residual for $15,000. This amount is included in other revenue in the accompanying financial statements. At June 30, 1998, the Corporation had received $10,000 in cash and the remaining balance is included in accounts receivable in the accompanying financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (ITEM 303)

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 1998, was $601, as compared to ($9,996) at December 31, 1997. Since the Corporation has no significant source of revenue, working capital will continue to be depleted by operating expenses. Furthermore, if the Corporation should generate an operating loss for the current year comparable to the loss incurred for the year ended December 31, 1997, a substantial portion of the Corporation's remaining cash and working capital will be depleted.

Current liabilities were $8,875 at June 30, 1998 as compared to $49,012 at December 31, 1997.

RESULTS OF OPERATIONS

The Corporation is in the process of suspending its operations. As such, the Corporation has disposed of most of its assets and applied the proceeds from the sale of those assets to decreasing the Corporation's outstanding liabilities. While the Corporation has continued to receive income (and losses) from insurance residuals, interest and dividends, and investments, these items are not a significant source of income compared to the Corporation's operating expenses.

The Corporation had total revenues of ($4,920) and $77,968 for the six months ended June 30, 1998 and 1997, respectively. As the result of the sale of marketable securities, for the six months ended June 30, 1998, the Corporation recorded an investment loss of $2,302, as compared to an investment gain of $69,358 for the same period during 1997. The Corporation also generated other revenues of $8,869 for the six months ended June 30, 1998, which was largely due to the sale of the Corporation's insurance residual to a related party. See "Item 1. Financial Statements - Note 2." During the six months ended June 30, 1998, the Corporation incurred a loss on the sale of assets, attributable to the sale of the Corporation's furniture and fixtures to an unrelated party, in the amount of $13,813, compared to a loss of $16,168 for the same period during 1997. See "Item 1. Financial Statements."

General and administrative expenses for the six months ended June 30, 1998, include legal expenses of $3,732. General and administrative expenses for the six months ended June 30, 1998, also include: (i) rent expenses of $2,806; (ii) accounting and auditing expenses of $5,875, entertainment and development expenses of $697, and insurance expenses of $836.

As compared to the six months ended June 30, 1997, operating expenses for the current period decreased by 91%. The net loss from continuing operations for the six months ended June 30, 1998, decreased by 77% compared to 1997, generally attributable to a decrease in expenses and total revenues.


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
                      regarding change in certifying accountants(6)<F6>         N/A
              18      Letter on change in accounting principles                 N/A
              19      Report furnished to security holders                      N/A
              22      Published report regarding matters submitted
                      to vote of security holders                               N/A
              23      Consents of experts and counsel                           N/A
              24      Power of Attorney                                         N/A
              27      Financial Data Schedule                                    11
--------------------------------

<F1>
(1) Incorporated by reference to the Exhibits previously filed with the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
<F2>
(2) Incorporated by reference to the Exhibits previously filed with the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
<F3>
(3) Incorporated by reference to the Exhibits previously filed with the Corporation's Annual Report on Form 10-KSB/A Amendment No. 1 for the fiscal year ended December 31, 1996.
<F4>
(4)     See Part I - Financial Statements.
<F5>
(5)     See Part I - Financial Statements.
<F6>
(6) Incorporated by reference to the Exhibits previously filed with the Corporation's Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

        B)     REPORTS ON FORM 8-K:  None

                                      SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CAPITAL RESERVE CORPORATION
                                            (Registrant)

Date:   AUGUST 14, 1998                     By: /S/RALPH W. NEWTON, JR.
        ---------------                         -----------------------
                                            Ralph W. Newton, Jr.
                                            Principal Financial and Accounting
                                            Officer and President

63098.10Q

                                      Exhibit 27

                                Financial Data Schedule