Form 10QSB
period 1998-09-30
CAPITAL RESERVE CORP
filed 1998-11-17
CIK 707674

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x]             QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 1998

[ ]           TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _____________

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

        #11-1861 Beach Avenue, Vancouver, British Columbia V6G 1Z1 Canada
                    (Address of principal executive offices)

                                 (604) 687-4828
                           (Issuer's telephone number)

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

  546,045 shares of Class A Common Stock, no par value, as of November 12, 1998

        Transitional Small Business Disclosure Format (check one); Yes___ No _X_

Exhibit index on page 9                                       Page 1 of 12 pages

                         Independent Accountants' Report


Board of Directors

Capital Reserve Corporation



The accompanying consolidated balance sheet of Capital Reserve Corporation as of September 30, 1998, and the related consolidated statements of operations for the three months and nine months ended September 30, 1998, and 1997 and cash flows for the nine months ended September 30, 1998, and 1997 were not audited by us, and accordingly, we do not express an opinion on them.

Consistent with the requirements of Item 310(b) of Regulation S-B management has elected to omit substantially all of the disclosures required by generally accepted accounting principles. If the omitted disclosures were included in the financial statements, they might influence the reader's conclusions about the Company's financial position, results of operations, and its cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.




/s/Miller and McCollom, CPA's
Miller and McCollom, CPA's









Denver, Colorado
November 3, 1998



                                                 CAPITAL RESERVE CORPORATION
                                                 Consolidated Balance Sheet
                                                     September 30, 1998

                                                         (Unaudited)


ASSETS


CURRENT ASSETS
  Cash and cash equivalents                                                                                   $ 293
                                                                                             ------------------------


TOTAL ASSETS                                                                                                  $ 293
                                                                                             ========================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                                                  $     -
                                                                                             ------------------------
     Total current liabilities                                                                                    -
                                                                                             ------------------------

STOCKHOLDERS' EQUITY
  Class A common stock                                                                                    3,138,102
  Class B preferred stock                                                                                    50,000
  Accumulated deficit                                                                                   (3,187,809)
                                                                                             ------------------------

                                                                                                                293
                                                                                             ------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                                    $ 293
                                                                                             ========================


           See accountants' report and notes to financial statements.




                                                 CAPITAL RESERVE CORPORATION
                                            Consolidated statements of operations

                                                         (Unaudited)

                                                    Three Months Ended                                Nine Months Ended
                                                       September 30,                                    September 30,
                                          -------------------------------------------       -------------------------------------

                                                 1998                      1997                    1998                1997
                                          ---------------------    ------------------       ------------------    ---------------
Revenues
  Insurance residuals                                    $ 381           $     4,759              $     2,692        $    13,314
  Consulting revenues                                       -                     -                        -               2,500
  Interest and dividends                                    22                   168                       37              1,941
  Investment (loss) gains                                   -                (12,275)                  (2,302)            57,083
  Loss on sale of assets                                    -                     -                   (13,813)           (16,168)
  Other                                                    450                 1,888                    9,319             13,838
                                          ---------------------    ------------------       ------------------    ---------------

    Total revenues                                         853                (5,460)                  (4,067)            72,508

Expenses
  General and administrative                             1,161                13,936                   17,440            184,286
                                          ---------------------    ------------------       ------------------    ---------------

Net (loss)                                              $ (308)            $ (19,396)               $ (21,507)        $ (111,778)
                                          =====================    ==================       ==================    ===============

Net (loss) per common share                           $      *          $       (.04)            $       (.04)           $  (.21)
                                          =====================    ==================       ==================    ===============




* Less than $.01



           See accountants' report and notes to financial statements.



                                                 CAPITAL RESERVE CORPORATION
                                            Consolidated Statements of Cash Flows

                                                         (Unaudited)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                            ------------------------------------------
                                                                                     1998                     1997
                                                                            ----------------------    ---------------------
Operations activities:
  Net loss                                                                            $ (21,507)              $ (111,778)
                                                                            ----------------------    ---------------------
  Reconciling adjustments:
     Depreciation and amortization                                                           964                    6,218
     Loss (gain) on investments                                                            2,302                 (57,083)
     Loss on sale of assets                                                               13,813                   16,168
     Partnership (loss) income                                                            11,175                        -
    Other                                                                                  8,047                        -
Changes in assets and liabilities:
  Other current assets                                                                       351                   32,511
  Accounts payable and accrued liabilities                                              (49,012)                (180,451)
                                                                            ----------------------    ---------------------

     Total adjustments                                                                  (12,360)                (182,637)
                                                                            ----------------------    ---------------------

Net cash used for operating activities                                                  (33,867)                (294,415)
                                                                            ----------------------    ---------------------

Investing activities:
  Investments in common stock                                                            (1,893)                 (17,767)
  Sales of investments in common stock                                                    21,462                   99,247
  Proceeds from sale of assets                                                             5,843                   16,500
  Purchase of property                                                                         -                  (8,109)
                                                                            ----------------------    ---------------------

    Net  cash provided by investing activities                                            25,412                   89,871
                                                                            ----------------------    ---------------------

Net change in cash and cash equivalents                                                  (8,455)                (204,544)
Cash and cash equivalents at beginning of period                                           8,748                  229,375
                                                                            ----------------------    ---------------------

Cash and cash equivalents at end of period                                            $      293             $     24,831
                                                                            ======================    =====================



           See accountants' report and notes to financial statements.

                           CAPITAL RESERVE CORPORATION
                   Notes to Consolidated Financial Statements
                               September 30, 1998

                                   (Unaudited)

Note 1 - Management's Statement

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Capital Reserve Corporation as of September 30, 1998, and the results of operations for the three months and nine months ended September 30, 1998, and 1997 and cash flows for the nine months ended September 30, 1998, and 1997. The Notes to Consolidated Financial Statements which are contained in the Company's Form 10-KSB should be read in conjunction with these consolidated financial statements.

Note 2 - Related Party Transaction

In March 1998, a corporation with which an officer of the Corporation is affiliated, purchased the Corporation's insurance residual for $15,000. This amount is included in other revenue in the accompanying financial statements.

Item 2.  Management's Discussion And Analysis or Plan of Operation (Item 303)

Liquidity and Capital Resources

Our working capital at September 30, 1998, was $293, as compared to ($9,996) at December 31, 1997. Since we have no significant source of revenue, working capital will continue to be depleted by operating expenses. Furthermore, if we should generate an operating loss for the current year comparable to the loss incurred for the year ended December 31, 1997, we will have very little, if any, cash and working capital remaining.

We had no current liabilities at September 30, 1998. At December 31, 1997, our current liabilities were $49,012.

As of November 12, 1998, we were in the process of conducting a private placement of up to 5,000,000 shares of the Corporation's Class A Common Stock, no par value (the "Shares") pursuant to Rule 506 of Regulation D. We are offering the shares at $0.10 per share, or an aggregate offering price of $500,000. There is no guaranty that we will be able to sell any or all of the Shares being offered.

Results of Operations

We have essentially suspended all of the Corporation's operations. We have disposed of most of our assets and applied the proceeds from the sale of those assets to decreasing our outstanding liabilities. As of November 12, 1998, we had no source of income.

We had total revenues of ($4,067) and $72,508 for the nine months ended September 30, 1998 and 1997, respectively. As the result of the sale of marketable securities, for the nine months ended September 30, 1998, we recorded an investment loss of $2,302, as compared to an investment gain of $57,083 for the same period during 1997. We also generated other revenues of $9,319 for the nine months ended September 30, 1998, which was largely due to the sale of our insurance residual to a related party. See "Item 1. Financial Statements - Note 2." During the nine months ended September 30, 1998, we incurred a loss on the sale of assets, attributable to the sale of the our furniture and fixtures to an unrelated party, in the amount of $13,183, compared to a loss of $16,168 for the same period during 1997. See "Item 1. Financial Statements."

General and administrative expenses for the nine months ended September 30, 1998, include legal expenses of $4,257. General and administrative expenses for the nine months ended September 30, 1998, also include: (i) rent expenses of $2,806; (ii) accounting and auditing expenses of $5,875, and outside services expenses of $1,121.

As compared to the nine months ended September 30, 1997, operating expenses for the current period decreased by 91%. The net loss from continuing operations for the nine months ended September 30, 1998, decreased by 81% compared to 1997, generally attributable to a decrease in expenses and total revenues.

We are in the process of seeking a viable company to acquire or with which to merge. Until such a company can be identified, we have no source of income and no viable operations. There is no guaranty that we will be able to locate any such company.


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

                                    CAPITAL RESERVE CORPORATION
                                    (Registrant)

Date:    November 12, 1998          By:/s/Glen C. Loder
                                    Glen C. Loder
                                    Principal Financial and Accounting
                                    Officer and President


93098.10Q

                                   Exhibit 27

                             Financial Data Schedule