Form 10KSB40
period 1998-12-31
CAPITAL RESERVE CORP
filed 1999-04-15
CIK 707674

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

        #11-1861 BEACH AVENUE, VANCOUVER, BRITISH COLUMBIA V6G 1Z1 CANADA
          (Address of principal executive offices including zip code)

         Issuer's telephone number, including area code: (604) 687-4828

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
               Title of class: CLASS A COMMON STOCK, NO PAR VALUE
                         COMMON STOCK PURCHASE WARRANTS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

           Issuer's revenues for its most recent fiscal year. $(4,068)

        Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 14, 1999: $0.00 (See Item 5)

Number of shares outstanding of registrant's Class A Common Stock, no par value, as of April 14, 1999: 1,411,045

                    Documents incorporated by reference: NONE

       Transitional Small Business Disclosure Format (check one): Yes__ No X

Exhibit index on consecutive page 10                          Page 1 of 35 Pages

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

RENTAL OPERATIONS AND WALL STREET INVESTMENT CORP.

         During 1995 through June, 1996, the Company's primary business was the rental of real property. On July 3, 1996, the Company sold its only property, located at 7860 East Berry Place, Englewood, Colorado, for net proceeds of $501,276.

         At December 31, 1998, the Company had one wholly-owned subsidiary, Wall Street Investment Corp. ("WSIC"). WSIC (as Capital Reserve Marketing Corp.) formerly offered a cancer policy. The Company, through WSIC, had attempted to start a financial consulting services company.

         On October 22, 1997, WSIC entered into a sub-contracting agreement with Columbia Financial Group ("Columbia") pursuant to which WSIC agreed to provide public relations services in connection with Columbia's contract with Winner's Internet Network, Inc. ("Winners"). In consideration for WSIC's services, Columbia agreed to transfer to WSIC stock purchase warrants for 50,000 shares of Winner's stock, with a purchase price of $2.50 per share, exercisable for 12 months. As of April 10, 1999, WSIC had not received the stock purchase warrants from Columbia. Columbia transferred 10,000 shares of free trading Winner's common stock to WSIC, but failed to make any subsequent transfers. As of April 10, 1999, the Company had sold all of the Winner's shares it received from Columbia. The agreement with Columbia has been terminated and management does not anticipate receiving any additional shares from Columbia.

         As of April 10, 1999, WSIC was no longer conducting operations.

CURRENT OPERATIONS

         As of the date of this report, the Company has no principal business and the Company is seeking a merger or acquisition opportunity. The Company has not identified any potential acquisition targets, but it is anticipated that in the future the Company will engage in an extraordinary corporate transaction, such as a merger, reorganization or liquidation. Any such transaction would result in a change of the Company's business and/or corporate structure.

EMPLOYEES

         As of December 31, 1998, the Company and its subsidiaries had no full-time employees. Effective October, 6, 1998, the Company entered into a Management Agreement with Glen C. Loder, an officer and director of the Company, pursuant to which Mr. Loder has agreed to serve as President and Chairman of the Board of Directors of the Company. In addition, Mr. Loder has agreed to provide the Company with office space and necessary office equipment.

The Company pays Mr. Loder a consulting fee of $5,000 per month in exchange for his services, plus reimbursement of reasonable expenses. Mr. Loder devotes as much of his time to the Company as is reasonably needed.

ITEM 2.           DESCRIPTION OF PROPERTY.

         As of April 20, 1999, the Company was using the offices of Mr. Loder, a director and President of the Company, as its principal offices, as set forth in the Management Agreement between the Company and Mr. Loder dated October 6, 1999. See Item 1. Description of Business - Employees.

ITEM 3.           LEGAL PROCEEDINGS.

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock traded on the over-the-counter market from July 25, 1988 until April 4, 1997. From May 30, 1989 to July 13, 1992, the Company's Common Stock was traded on NASDAQ, under the symbol "CRCOA". The range of high and low bid prices for each fiscal quarter for 1998 and 1997, as reported by the OTC Bulletin Board, is as follows:


                                                                               BID OR TRADE PRICES
1998 FISCAL YEAR                                                       HIGH                           LOW

Quarter Ending 03/31/98...................................              N/A                           N/A
Quarter Ending 06/30/98...................................              N/A                           N/A
Quarter Ending 09/30/98...................................              N/A                           N/A
Quarter Ending 12/31/98...................................              N/A                           N/A


1997 FISCAL YEAR                                                       HIGH                           LOW

Quarter Ending 03/31/97...................................            $0.001                        $0.001
Quarter Ending 06/30/97...................................            $0.001                        $0.001
Quarter Ending 09/30/97...................................              N/A                           N/A
Quarter Ending 12/31/97...................................              N/A                           N/A


         As of April 10, 1999, there were no market makers in the Company's shares. The last reported trade by the OTC Bulletin Board was on November, 19, 1996 at $ $0.015625 per share.

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         As of April 12, 1999, there were 662 record holders of the Company's Common Stock, including shares held by the Company as treasury shares.

         During the last two fiscal years, no cash dividends have been declared on the Company's Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

         From November 1998 through February 1999, the Company conducted a private placement of shares of the Company's Class A Common Stock, no par value (the "Shares") pursuant to Rule 506 of Regulation D. Sales were made to a total of ten (10) Canadian citizens. A total of 865,000 shares were sold at a price of $0.10 per share, for gross proceeds of $86,500. The Company paid commissions of 10% to persons assisting the Company with sales. As of December 31, 1998, Kerry Loder, the son of Glen C. Loder, an officer and director of the Company, had received commissions of $2,000 in connection with the sale of shares. See Item
12. Certain Relationships and Related Transactions.

         The Company is in the process of offering rescission to the purchasers of shares in the private placement based upon statements by the Company that it would not pay commissions on sales of shares and that the Company would terminate the offering if it had not received subscriptions for $50,000 by December 31, 1998.

         The Company did not sell the minimum subscription amount of $50,000 by December 31, 1998, and did not terminate the offering by such date. The Company continued to offer the shares and utilized funds from the sale of shares prior to receiving the minimum subscription amount of $50,000. In addition, the Company paid commissions of approximately 10% to persons selling shares in the offering.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

         The Company has essentially suspended all of its operations. Management has disposed of most of the Company's assets and applied the proceeds from the sale of those assets to decreasing the Company's outstanding liabilities. As of the date of this report the Company had no source of income. The Company must rely entirely upon the sale of stock to pay any expenses the Company incurs. Therefore, the financial statements included in this report for the fiscal years ended December 31, 1998 and 1997, are not necessarily indicative of the Company's future operations.

LIQUIDITY

         Cash flows from continuing operations during 1998 and 1997 reflect net cash used of $(42,703) and $(278,176), respectively, while cash flows provided by investing activities for the same periods were $25,412 and $57,549, respectively.

         At December 31, 1998, and 1997 the Company had working capital of $(1,471) and $(9,996), respectively. Since the Company has no significant source of revenue, working capital will continue to be depleted by operating expenses. If the Company should generate an operating loss for 1999 comparable to the loss incurred for 1998, it will have no cash or working capital remaining. See " Results of Operations" below. The Company presently has no external sources of cash.

         During the last quarter of fiscal 1998 and the first quarter of fiscal 1999 the Company conducted a private placement of shares of the Corporation's Class A Common Stock, no par value pursuant to Rule 506 of Regulation D. A total of 865,000 shares were sold at a price of $0.10 per share, for gross proceeds of $86,500.

ASSETS

         At December 31, 1998 the Company had total assets of $11,517, compared to total assets of $70,812 at December 31, 1997. This represents a decrease of $59,295, which is attributable to the Company's loss for the fiscal year and the sale of assets. As of the date of this report, management has disposed of most of the Company's assets and applied the proceeds from the sale of those assets to decreasing the Company's outstanding liabilities.

RESULTS OF OPERATIONS

         The Company has essentially suspended all of its operations. As of the date of this report the Company had no source of income. The Company must rely entirely upon the sale of stock to pay any expenses the Company incurs.

         The Company's net operating loss for 1998 decreased by approximately 72% due to decreases in salaries, rent, insurance, entertainment, legal expenses and depreciation. The Company's loss from continuing operations in 1998 was $43,331, compared to a loss of $153,917 in 1997.

         The Company's operating expenses were comprised primarily of consulting expenses ($15,000); legal expenses ($6,981); accounting and actuarial expenses ($6,325); and office expenses ($3,620). Since the Company currently has no source of revenue, the Company's working capital will continue to be depleted by operating expenses.

         Management is in the process of seeking a viable company to acquire or with which to merge. Until such a company can be identified, the Company has no source of income and no viable operations. There is no guaranty that management will be able to locate any such company. If the Company is able to find a suitable merger or acquisition candidate, any such merger or acquisition would most likely result in our having to issue a substantial amount of stock to consummate the transaction.

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

         Not Applicable.

                                    PART III

ITEM 9.           DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company held by each such person:


                 NAME                      AGE                                  POSITION
Glen C. Loder                              64     Chairman of the Board, President, Treasurer and Class B
                                                  Director.

Sharon M. Patmore                          58     Secretary and Class B Director


         Sharon M. Patmore is the wife of Glen C. Loder.

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

         GLEN C. LODER has been the Chairman of the Board of Directors of the Company, President and Treasurer since October 6, 1998. Mr. Loder's principal occupation is as a promoter. Mr. Loder is self-employed through Western Depository Corp. whose address is the same as the Company's.

         SHARON M. PATMORE has been a director of the Company and the Secretary since October 6, 1998. Ms. Patmore is the sole employee and President of Sharon Patmore Agencies, which is located at the same address as the Company. Ms. Patmore's responsibilities with Sharon Patmore Agencies include sales and corporate management. Ms. Patmore is the common law wife of Glen C. Loder.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         No directors, officers, or beneficial owners of more than ten percent of securities of the Company reported to the Company any transactions involving the securities during the fiscal year ended December 31, 1998. Accordingly, there is no disclosure of any such transactions contained in this report.

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


                                                                                LONG TERM COMPENSATION
                                        ANNUAL COMPENSATION                      AWARDS               PAYOUTS
                                                                                      SECURITIES
                                                             OTHER      RESTRICTED    UNDERLYING
NAME AND                                                    ANNUAL         STOCK          OP-                       ALL OTHER
PRINCIPAL                                                   COMPEN-      AWARD(S)     TIONS/SARS        LTIP         COMPEN-
POSITION           YEAR       SALARY($)      BONUS($)     SATION ($)        ($)           ($)       PAYOUTS ($)    SATION ($)

Glen C.            1998          -0-            -0-         15,000          -0-           -0-           -0-            -0-
Loder,
Chairman,
President
and
Treasurer
(1)<F1>

Ralph W.           1998          -0-            -0-           -0-           -0-           (3)<F3>       -0-            -0-
Newton, Jr.        1997        $26,000          -0-           -0-           -0-           -0-           -0-            -0-
Chairman           1996        $100,000         -0-           -0-           -0-           -0-           -0-            -0-
and Presi
dent (2)<F2>

<F1>
(1) Pursuant to the Management Agreement between the Company and Glen C. Loder dated October 6, 1998. See Item 12. Certain Relationships and Related Transactions.

<F2>
(2) Ralph W. Newton resigned effective October 6, 1998, pursuant to the terms of the Stock Purchase Agreement between Mr. Newton, Patricia L. Newton and Glen C. Loder. See Item 12. Certain Relationships and Related





         Transactions.  On  February  3, 1999,  Mr. and Mrs.  Newton  sold their
         140,000 shares of Class B Preferred Stock to Mr. Loder, giving Mr. Loder control over the Company's Board of Directors. See Item 12. Certain Relationships and Related Transactions and Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
         Section 16(a) of the Exchange Act.

<F3>
(3) The Company has issued options to Ralph W. Newton and Patricia L. Newton to acquire up to 200,000 shares of the Company's Common Stock at a price of $0.25 per share on or before February 3, 2001. See Item 10. Executive Compensation - Options.


         The Company does not pay non-officer directors for their services as such, with the exception of Mr. Loder (See Item 1. Description of Business - Employees) nor does it pay any director's fees for attendance at meetings. Direc tors are reimbursed for any expenses incurred by them in their performance as directors.

OPTIONS

         On February 3, 1999, the Company issued stock options to Ralph W. Newton and Patricia L. Newton to acquire up to 200,000 shares of the Company's Common Stock at a price of $0.25 per share on or before February 3, 2001 (the "Options"). Patricia L. Newton is the wife of Ralph W. Newton. The Options were issued in connection with the Stock Purchase Agreement between the Newtons and Glen C. Loder, the President and CEO of the Company. See Item 12. Certain Relationships and Related Transactions. The value of the Options has not been included in the Executive Compensation Table, above, because i) the Options were issued during 1999, and ii) there is no established value for the shares of Common Stock. Therefore, the value of the Options is unknown.

STOCK OPTION PLANS

         The Company has adopted an Incentive Stock Option Plan ("ISOP") and Non-Qualified Stock Option Plan ("Non-Qualified Plan"). Both the ISOP and the Non-Qualified Plans permit the Board of Directors or a committee of directors (the "Committee") to grant stock options to key management employees of the Company. Such individuals will be selected from employees (excluding directors who are not full-time employees of the Company) who have techni cal, managerial, supervisory, or professional responsibilities.

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

COMPENSATION OF DIRECTORS

         Effective October, 6, 1998, the Company entered into a Management Agreement with Glen C. Loder, an officer and director of the Company, pursuant to which Mr. Loder has agreed to serve as President and Chairman of the Board of Directors of the Company. The Company pays Mr. Loder a consulting fee of $5,000 per month in exchange for his services, plus reimbursement of reasonable expenses. During 1998, Mr. Loder earned $15,000, of which $5,000 is still owed to Mr. Loder, and has been accounted for as Accounts Payable - Related Party, on the Company's Balance Sheet. See Item 7. Financial Statements.

ITEM 11.          SECURITY   OWNERSHIP   OF   CERTAIN   BENEFICIAL   OWNERS  AND
                  MANAGEMENT.

         The following table sets forth information, as of April 12, 1999, with respect to the beneficial ownership of the Company's Common Stock and Preferred Stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock and Preferred Stock, by each of the Company's officers and directors, and by the officers and directors of the Company as a group. Information is also provided regarding beneficial ownership of Common Stock if the Preferred Stock is converted to Common Stock (at a ratio of .8 shares of Common Stock for every share of Preferred Stock):


                                                                                               IF ALL SHARES OF PREFERRED
                                                                                               STOCK ARE CONVERTED TO COM-
                                       COMMON STOCK                  PREFERRED STOCK                 MON STOCK (1)

                                 NUMBER OF      PERCENT OF      NUMBER OF       PERCENT OF      NUMBER OF      PERCENT OF
BENEFICIAL OWNER                  SHARES        CLASS (2)         SHARES        CLASS (3)        SHARES        CLASS (4)

Glen C. Loder                       -0-             --         140,000 (5)        56.0%          112,000          7.0%
#11-1861 Beach Avenue
Vancouver, British Columbia
V6G 1Z1, CANADA

Harding, Shultz & Downs             -0-             --            74,125          29.7%           59,300          3.7%
800 Lincoln Square
121 South 13th Street
Lincoln, Nebraska 68501

Ralph W. Newton and               200,000         12.4%            -0-              --           200,000         11.0%
Patricia L. Newton (6)
One Cleek Way
Littleton, Colorado 80123

Officers and Directors as a         -0-             --           140,000          56.0%          112,000          7.0%
  group (2 persons)
---------------

<F1>
(1) As of the date of this Annual Report, no shares of Preferred Stock have been converted.

<F2>
(2)      Based on 1,411,045 shares of Common Stock outstanding.

<F3>
(3)      Based on 250,000 shares of Preferred Stock outstanding.

<F4>
(4) Based on 1,611,045 shares of Common Stock outstanding, which assumes the conversion of all shares of Preferred Stock at a ratio of .8 shares of Common Stock for every share of Preferred Stock.

<F5>
(5) Sharon M. Patmore is the wife of Glen C. Loder. Mr. Loder has sole voting and dispositive power with respect to his 140,000 shares of Preferred Stock. For this reason, the shares of Mr. Loder have not been attributed to Ms. Patmore.

<F6>
(6) On February 3, 1999, the Company issued stock options to Ralph W. Newton and Patricia L. Newton to acquire up to 200,000 shares of the Company's Common Stock at a price of $0.25 per share on or before February 3, 2001 (the "Options"). Patricia L. Newton is the wife of Ralph W. Newton. The Options were issued in connection with the Stock Purchase Agreement between the Newtons and Glen C. Loder, the President and CEO of the Company. See Item 12. Certain Relationships and Related Transactions. The value of the Options has not been included in the Executive Compensation Table, above, because i) the Options were issued during 1999, and ii) there is no established value for the shares of Common Stock. Therefore, the value of the Options is unknown.


CHANGES OF CONTROL

         Management is in the process of seeking a viable company to acquire or with which to merge. Until such a company can be identified, the Company has no source of income and no viable operations. There is no guaranty that management will be able to locate any such company. If the Company is able to find a suitable merger or acquisition candidate, any such merger or acquisition would most likely result in the Company having to issue a substantial amount of stock to consummate the transaction.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On October 6, 1998, Ralph P. Newton, Jr., and Patricia L. Newton, the wife of Ralph P. Newton, Jr., entered into a Stock Purchase Agreement to sell their combined 140,000 shares of Class B Preferred Stock to Glen C. Loder. At the time of the transaction, Mr. Newton was a director and President of the Company. Mr. Loder paid the Newtons $40,000 for the shares ($0.35 per share).

         Pursuant to the terms of the Stock Purchase Agreement, the Company conducted a private placement of 865,000 shares of the Company's Class A Common Stock, no par value (the "Shares"), pursuant to Rule 506 of Regulation D at a price of $0.10 per share. The first $40,000 from the sale of the Shares was paid by the Company to Mr. Loder. On February 3, 1999, Mr. Loder paid the Mr. and Mrs. Newton $40,000 to complete the acquisition of their shares. Mr. Loder also has caused the Company to grant the Newtons stock options, pursuant to which the Newtons may acquire up to 200,000 shares of the Company's Class A Common Stock at a price of $0.25 per share on or before February 3, 2001.

         In connection with the agreement by Mr. and Mrs. Newton to sell their shares, Mr. Newton and Linda M. Opfer resigned as officers and directors of the Company. On October 6, 1998, Mr. Loder was appointed as the President, Treasurer and a director, and Sharon M. Patmore was appointed as the Secretary and a director of the Company.

         From November 1998 through February 1999, the Company conducted a private placement of shares of the Company's Class A Common Stock, no par value (the "Shares") pursuant to Rule 506 of Regulation D. A total of 865,000 shares were sold at a price of $0.10 per share, for gross proceeds of $86,500. The Company paid commissions of 10% to persons assisting the Company with sales. Kerry Loder, the son of Glen C. Loder, an officer and director of the Company, had received commissions of $2,000 in connection with the sale of shares.


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





    REGULATION                                                                                        CONSECUTIVE
    S-B NUMBER                                         EXHIBIT                                        PAGE NUMBER
       10.5         Promissory Note payable to Joseph T. Flynn, Dennis G. Haley, and Donald               N/A
                    Yee (5)<F5>
       10.6         Promissory Note payable to the Company from Joseph T. Flynn and                       N/A
                    Jacqueline M. Flynn (5)<F5>
       10.7         Real estate conveyance documents for purchase of 7860 E. Berry Place (6)<F6>          N/A
       10.8         Stock Purchase Agreement with Philip A. Bates dated December 1, 1993                  N/A
                    (7)<F7>
       10.9         Settlement Agreement and Mutual General Release by and between Joseph                 N/A
                    T. Flynn, Jacqueline M. Flynn, Capital Reserve Corporation,  and Ralph
                    Newton (8)<F8>
      10.10         Contract to Buy and Sell Real Estate for sale of 7860 East Berry Place.               N/A
                    (10)<F10>
      10.11         Settlement Agreement (11)<F11>                                                        N/A
      10.12         Sub-Contracting Agreement with Columbia Financial Group (12)<F12>                     N/A
      10.13         Management Agreement with Mr. Loder                                                    27
        27          Financial Data Schedule                                                                34
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


         (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

                  1. Form 8-K dated October 6, 1998 reporting the Stock Purchase Agreement between Mr. Loder, Mr. Newton and Mrs. Newton, under Item 1. Changes in Control of the Registrant.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CAPITAL RESERVE CORPORATION



Dated: April 14, 1999                   By:/S/GLEN C. LODER
                                               Glen C. Loder, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/S/GLEN C. LODER                                              April 14, 1999
Glen C. Loder, Chairman of the Board of
Directors and President (Principal Executive,
Financial and Accounting Officer)



/S/SHARON M. PATMORE                                          April 14, 1999
Sharon M. Patmore, Director and Secretary


20397.1

                            FINANCIAL STATEMENTS

                                    AND

                        INDEPENDENT AUDITORS' REPORT

                        CAPITAL RESERVE CORPORATION

                             December 31, 1998

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

      Statements of Cash Flows                                      F-7

Notes to Consolidated Financial Statements                          F-8 to F-13

                        INDEPENDENT AUDITORS' REPORT


Board of Directors
Capital Reserve Corporation


      We have audited the accompanying consolidated balance sheet of Capital Reserve Corporation as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Reserve Corporation as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss from operations of $43,331 for 1998 and it has incurred substantial net losses for each of the past two years. As of December 31, 1998, the Company had no source of operating revenues. These factors and the others discussed in Note 8, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.





                                             /S/MILLER AND MCCOLLOM


Denver, Colorado
March 31, 1999

                           CAPITAL RESERVE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             DECEMBER 31, 1998

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents (Note 1)                                  $ 11,517

      Total current assets                                              11,517
                                                                    ------------

      Total assets                                                    $ 11,517
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                     $ 4,614
  Accounts payable - related party (Note 2)                              8,374
                                                                    ------------

      Total current liabilities                                         12,988
                                                                    ------------


COMMITMENTS AND CONTINGENCIES (Note 3)


STOCKHOLDERS' DEFICIT (Notes 1, 4 and 5)
  Class A common stock - authorized 20,000,000 shares
   of no par value; issued and outstanding
   796,045 shares                                                    3,158,162
  Class B preferred stock - authorized 250,000 shares
   of no par value; issued and outstanding
   250,000 shares                                                       50,000
  Accumulated deficit                                               (3,209,633)
                                                                    ------------

      Total stockholders' deficit                                       (1,471)
                                                                    ------------

Total liabilities and stockholders' deficit                           $ 11,517
                                                                    ============

      The accompanying notes are an integral part of these statements.

                           CAPITAL RESERVE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year Ended December 31,
                                                 -------------------------
                                                    1998         1997
                                                 -----------  ------------

Revenue
  Insurance residuals                              $ 2,692      $ 17,938
  Interest and dividends                                28         1,776
  Investment gain (losses)                          (2,294)       27,565
  Loss on sale of fixed assets                     (13,813)      (13,397)
  Other                                              9,319        19,888
                                                 -----------  ------------

      Total revenues                                (4,068)       53,770
                                                 -----------  ------------

Expenses
  General and administrative (Notes 2 and 3)        39,263       207,687
                                                 -----------  ------------

      Total expenses                                39,263       207,687
                                                 -----------  ------------

      (Loss) before income taxes                   (43,331)     (153,917)
      Income taxes                                       -             -
                                                 -----------  ------------


Net (loss)                                       $ (43,331)   $ (153,917)
                                                 ===========  ============

Net (loss) per common share (Note 1)
  Continuing operations                           $  (.05 )     $   (.28)
                                                 ===========  ============


        The accompanying notes are an integral part of these statements.


                           CAPITAL RESERVE CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998, AND 1997


                                Class A                    Class B
                                 Stock                      Stock
                                 Common                   Preferred
                        -------------------------  ------------------------
                                                                             Accumulated
                          Shares       Amount       Shares       Amount        Deficit

December 31, 1996          546,045   $  3,138,102     250,000     $ 50,000    $(3,012,385)
Net (loss)                       -              -           -            -       (153,917)
                        -----------  -------------  ----------  -----------  --------------

December 31, 1997          546,045      3,138,102     250,000       50,000     (3,166,302)
Issuance of common
  stock net of
offering
    cost of $4,940         250,000         20,060           -            -              -
Net (loss)                       -              -           -            -        (43,331)
                        -----------  -------------  ----------  -----------  --------------

December 31, 1998          796,045    $ 3,158,162     250,000     $ 50,000    $(3,209,633)
                        ===========  =============  ==========  ===========  ==============

        The accompanying notes are an integral part of these statements.

                           CAPITAL RESERVE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                       Year Ended December 31,
                                                      --------------------------
                                                         1998          1997
                                                      ------------  ------------

Operating activities:
  Net (loss) from continuing operations                $ (43,331)   $ (153,917)
                                                      ------------  ------------
  Reconciling adjustments
   Depreciation and amortization                             964         9,947
   Loss on equipment sales                                13,813        13,397
   (Gain) loss on investments                              2,294       (27,565)
   Partnership loss                                       11,175             -

   Changes in operating assets and liabilities
     Current assets                                          351        76,840
     Accounts payable and accrued liabilities            (27,969)     (196,878)
                                                      ------------  ------------

      Total adjustments                                      628      (124,259)
                                                      ------------  ------------

      Net cash (used for) continuing operations          (42,703)     (278,176)
                                                      ------------  ------------

Investing activities:
  Purchase of investments                                 (1,893)      (47,545)
  Proceeds from sale of investments                       21,462        96,703
  Purchase of property and equipment                           -        (8,109)
  Proceeds from sale of equipment                          5,843        16,500
                                                      ------------  ------------

   Net cash (used for) provided by
     investing activities                                 25,412        57,549
                                                      ------------  ------------

Financing activities:
  Issuance of common stock                                25,000             -
  Offerring costs                                         (4,940)
                                                      ------------  ------------

      Net cash (used for) financing activities            20,060             -
                                                      ------------  ------------

Net change in cash and cash equivalents                    2,769      (220,627)
Cash and cash equivalents at beginning of year             8,748       229,375
                                                      ------------  ------------

Cash and cash equivalents at end of year                $ 11,517      $  8,748
                                                      ============  ============

        The accompanying notes are an integral part of these statements.

                           CAPITAL RESERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant  accounting  policies of Capital Reserve Corporation
(CRC) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

ORGANIZATION

The Company was incorporated in Colorado in 1982, and operated an insurance agency and a life insurance company. The insurance business was sold in 1994. The life insurance agency was retained, but is currently inactive.

The Company has minimal operating revenues after the sale of its rental property. Management had attempted to start a financial consulting and public relations business. The Company entered into its first consulting agreement in January 1997. (See Note 9.) Management is also exploring various other future business opportunities.

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

                           CAPITAL RESERVE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share of common stock is computed based on 796,045 and 546,045 weighted average number of common shares outstanding during the years ended December 31, 1998, and 1997 respectively. Fully diluted earnings per share are not presented because they are anti-dilutive.

NOTE 2 - TRANSACTIONS - RELATED PARTY

CHANGE IN CONTROL

On October 6, 1998, Glen C. Loder entered into an agreement with Ralph W. Newton, Jr., the former president and director of the Company, and Patricia L. Newton, Mr. Newton's wife to purchase their ownership of 140,000 Class B Preferred Stock for $40,000 plus options to purchase up to 200,000 shares of the Company's common stock at a price of $.25 per share which Mr. Loder will cause the Company to issue. The option was issued in 1999. Mr. Loder agreed to cause the Company to engage in a private placement of its common stock, of which the first $40,000 raised would be used to pay a management fee to Mr. Loder. Mr. Loder then used the management fee to pay the purchase price. This amount was paid in 1999. (See Note 5.)

On October 6, 1998, the Company entered into a management agreement with Mr. Loder. The agreement provides that Mr. Loder shall serve as Chairman of the Board of Directors and President of the Company, until terminated by the Company or Mr. Loder. Under the terms of the agreement, Mr. Loder will receive $5,000 per month plus expenses.

During 1997, the Company sold an automobile to a former officer of the Company and recognized a loss on this transaction.

                           CAPITAL RESERVE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 1998

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company leased office space under a non-cancellable operating lease which was to expire July 1998. In December 1997, the Company and the landlord agreed to terminate the lease on February 28, 1998. Rent expense for the years ended December 31, 1998, and 1997 was $2,806 and $15,757.

NOTE 4 - STOCKHOLDERS' EQUITY

The holders of the shares of Class A common stock and Class B preferred stock are entitled to one vote per share, and each class shares equally in any dividends declared. Neither class of stock has preemptive rights. In the event of dissolution or liquidation of the Company, the holders of shares of Class A common stock shall be paid a liquidation price of $.10 per share before any assets are distributed to the holders of shares of Class B preferred stock. Any remaining amount shall be distributed pro rata to the holders of shares of both Class A common stock and Class B preferred stock. The holders of shares of Class B preferred stock shall have the right to elect a conversion into .8 share of Class A common stock (with appropriate adjustment of the conversion ratio for any stock splits, stock dividends, or recapitalization) at the option of the holders of the majority of the Class B preferred stock.

NOTE 5 - PRIVATE PLACEMENT OF COMMON STOCK

The Company offerred for sale up to 5,000,000 shares of its Class A common stock at $0.10 per share. The offering provided for a $50,000 minimum on a best efforts basis through its officers and directors on such sales. As of December 31, 1998, the Company had sold 250,000 shares for $25,000 and incurred $4,940 in commission and offering expense. As of March 1999, the Company had sold a total of 865,000 shares. The Company used the proceeds of the stock sales prior to meeting the $50,000 minimum as provided for the private placement summary and therefore certain buyers have the right to rescind their purchase of stock.

                           CAPITAL RESERVE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 1998

NOTE 6 - INCOME TAXES

There is no federal or state income tax expense related to the continuing operations of the Company for the years ended December 31, 1998, and 1997. Capital loss carryforwards of $20,000 were used for 1997 and 1996.
The Company has loss carryforwards as follows:

                                                         Net
                                        Capital       Operating
                                        Losses         Losses
                                      ------------   ------------

Expiration Years

      1999                            $ 1,100,000      $       -
      2000-2004                                 -        900,000
      2005-2009                                 -        200,000
      2010                                      -        200,000
      2011                                      -        400,000
      2012                                      -        150,000
      2013                                      -         43,000
                                      ------------   ------------

                                      $ 1,100,000    $ 1,893,000
                                      ============   ===========

As discussed in Note 2, the Company had a change in ownership in 1999. This change could limit the amount of net operating losses that could be utilized by the Company.

The net deferred tax assets due to loss carryforwards are as follows:

                                         1998           1997
                                      ------------   ------------

Deferred tax asset                    $1,070,000     $1,055,000
Valuation allowance                   (1,070,000)    (1,055,000)
                                      ------------   ------------

                                         $     -        $     -
                                      ============   ============

                           CAPITAL RESERVE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 1998

NOTE 7 - FINANCIAL INSTRUMENTS

MARKETABLE SECURITIES

The carrying amount of marketable trading securities in common stocks is equal to their fair value. Cost, for purposes of calculating gains or losses, is determined by specific identification.

                                                       1998         1997
                                                     ----------  -----------

Investment (losses) gains are detailed as follows:

Realized gains (losses) on common stock              $ (2,294)     $ 24,384
Increase in unrealized gains (losses)
  on common stock                                           -         3,181
                                                     ----------  -----------

Investment gains (losses)                            $ (2,294)     $ 27,565
                                                     ==========  ===========

OTHER INVESTMENTS

The carrying amount of other investments approximates fair value as estimated by management.

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has no sources of operating revenues as of December 31, 1998. Management is currently looking for an operating company to merge with and raising funds by selling stock via a private placement. (See Note 5.)

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

                           CAPITAL RESERVE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 1998

NOTE 9 - SUBCONTRACTING AGREEMENT, CONTINUED

Wall Street has received only 10,000 shares of Winner's Common Stock, the agreement was terminated and the Company later sold the stock.

NOTE 10 - YEAR 2000 COMPLIANCE

The only software program the Company utilizes is a general ledger program. The Company does not anticipate any compliance problems with its software programs or vendors.