Form 10QSB
period 1999-03-31
CAPITAL RESERVE CORP
filed 1999-05-17
CIK 707674

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x]           QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1999

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

          1,411,045 SHARES OF CLASS A COMMON STOCK, NO PAR VALUE, AS OF
                                  MAY 14, 1999

     Transitional Small Business Disclosure Format (check one); Yes___ No _X_

Exhibit index on page 11                                      Page 1 of 14 pages

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Capital Reserve Corporation


The accompanying consolidated balance sheet of Capital Reserve Corporation as of March 31, 1999, and the related consolidated statements of operations for the three months ended March 31, 1999, and 1998 and cash flows for the three months ended March 31, 1999, and 1998 were not audited by us, and accordingly, we do not express an opinion on them.

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





/s/Miller and McCollom, CPA's
Miller and McCollom, CPA's












Denver, Colorado
May 8, 1999



                           CAPITAL RESERVE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999

                                   (Unaudited)


ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                                          $   9,538
   Accounts receivable                                                                                    2,500
   Prepaid consulting - related party                                                                    25,000
                                                                                              -----------------
     Total current assets

TOTAL ASSETS                                                                                           $ 37,038
                                                                                              =================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                                   $   7,769
   Accounts payable - related party                                                                         261
                                                                                              -----------------
     Total current liabilities                                                                            8,030
                                                                                              -----------------

   STOCKHOLDERS' EQUITY
     Class A common stock                                                                             3,216,012
     Class B preferred stock                                                                             50,000
     Accumulated deficit                                                                            (3,237,004)
                                                                                              -----------------

                                                                                                         29,008
                                                                                              -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                             $ 37,038
                                                                                              =================




            See accountants' report and notes to financial statements


                           CAPITAL RESERVE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                             -----------------------------------

                                                                                  1999                 1998
                                                                             ---------------     -----------------
Revenues
   Insurance residuals                                                        $            -           $     1,877
   Interest and dividends                                                                  -                    15
   Investment (loss) gains                                                                 -               (8,080)
   Loss on sale of assets                                                                  -              (13,813)
   Other                                                                                   -                15,035
                                                                             ---------------     -----------------

     Total revenues                                                                        -               (4,966)

Expenses
   General and administrative                                                         27,371                12,806
                                                                             ---------------     -----------------

Net (loss)                                                                        $ (27,371)           $  (17,772)
                                                                             ===============     =================

Net (loss) per common share                                                    $       (.02)        $        (.03)
                                                                             ===============     =================

Weighted average shares outstanding                                                1,261,045               546,045
                                                                             ===============     =================



            See accountants' report and notes to financial statements

                           CAPITAL RESERVE CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                             Class A                                     CLASS B
                                              Stock                                       STOCK
                                             Common                                     PREFERRED
                              -------------------------------------      ---------------------------------------

                                                                                                                    ACCUMULATED
                                    Shares             AMOUNT                SHARES            AMOUNT                 DEFICIT

December 31, 1997                       546,045         $ 3,138,102              250,000          $ 50,000             $ (3,166,302)
Issuance of common
  stock net of offering
    cost of $4,940                      250,000              20,060                    -                 -                         -
Net (loss)                                    -                   -                    -                 -                  (43,331)
                               ----------------   -----------------      ---------------   ---------------      --------------------

December 31, 1998                       796,045           3,158,162              250,000            50,000               (3,209,633)

Issuance of common
  stock net of offering
    cost of $3,650                      615,000              57,850                    -                 -                         -
Net (loss)                                    -                   -                    -                 -                  (27,371)
                               ----------------   -----------------      ---------------   ---------------      --------------------
                                      1,411,045         $ 3,216,012              250,000          $ 50,000             $ (3,237,004)
                               ================   =================      ===============   ===============      ====================


            See accountants' report and notes to financial statements



                           CAPITAL RESERVE CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                        ---------------------------------------

                                                                               1999                   1998
                                                                        -------------------     -----------------
Operations activities:
   Net loss                                                                      $ (27,371)            $ (17,772)
                                                                        -------------------     -----------------
   Reconciling adjustments:
     Depreciation and amortization                                                        -                   964
     Loss (gain) on investments                                                           -                 8,080
     Loss on sale of assets                                                               -                13,813
     Other                                                                                -               (4,645)
Changes in assets and liabilities:
   Other current assets                                                            (27,500)                    93
   Accounts payable                                                                 (4,958)              (15,839)
                                                                        -------------------     -----------------

     Total adjustments                                                             (32,458)                 2,466
                                                                        -------------------     -----------------

Net cash used for operating activities                                             (59,829)              (15,306)
                                                                        -------------------     -----------------

Investing activities:
   Investments in common stock                                                            -               (1,893)
   Sales of investments in common stock                                                   -                 6,232
   Proceeds from sale of assets                                                           -                 5,843
                                                                        -------------------     -----------------

     Net cash provided by investing activities                                            -                10,182
                                                                        -------------------     -----------------

Financing activities:
   Issuance of common stock                                                          61,500                     -
   Offering costs                                                                   (3,650)                     -
                                                                        -------------------     -----------------

     Net cash provided by financing activities                                       57,850                     -
                                                                        -------------------     -----------------

Net change in cash and cash equivalents                                             (1,979)               (5,124)
Cash and cash equivalents at beginning of period                                     11,517                 8,748
                                                                        -------------------     -----------------

Cash and cash equivalents at end of period                                      $     9,538            $    3,624
                                                                        ===================     =================



            See accountants' report and notes to financial statements

                           CAPITAL RESERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

                                   (Unaudited)

NOTE 1 - MANAGEMENT'S STATEMENT

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Capital Reserve Corporation as of March 31, 1999, and the results of operations for the three months ended March 31, 1999, and 1998 and cash flows for the three months ended March 31, 1999, and 1998. The Notes to Consolidated Financial Statements which are contained in the Form 10-K should be read in conjunction with these consolidated financial statements.

NOTE 2 - RELATED PARTY TRANSACTION

CHANGE IN CONTROL

On October 6, 1998, Glen C. Loder entered into an agreement with Ralph W. Newton, Jr., the former president and director of the Company, and Patricia L. Newton, Mr. Newton's wife to purchase their ownership of 140,000 Class B Preferred Stock for $40,000 plus options to purchase up to 200,000 shares of the Company's common stock at a price of $.25 per share which Mr. Loder would cause the Company to issue. The option was issued in 1999. Mr. Loder agreed to cause the Company to engage in a private placement of its common stock, of which the first $40,000 raised would be used to pay a management fee to Mr. Loder. Mr. Loder then used the management fee to pay the purchase price. This amount was paid in 1999. (See Note 3.)

On October 6, 1998, the Company entered into a management agreement with Mr. Loder. The agreement provides that Mr. Loder shall serve as Chairman of the Board of Directors and President of the Company, until terminated by the Company or Mr. Loder. Under the terms of the agreement, Mr. Loder will receive $5,000 per month plus expenses.

In March 1998, a Corporation which a former officer of the Corporation is affiliated with purchased the Company's insurance residual for $15,000. This amount is included in other revenue in the accompanying financial statements.

NOTE 3 - PRIVATE PLACEMENT OF COMMON STOCK

The Company offerred for sale up to 5,000,000 shares of its Class A common stock at $0.10 per share. The offering provided for a $50,000 minimum on a best efforts basis through its officers and directors on such sales. As of March 31, 1999, the Company had sold 865,000 shares for $86,500 and incurred $8,590 in commission and offering expense. The Company used the proceeds of the stock sales prior to meeting the $50,000 minimum as provided for the private placement summary and therefore certain buyers have the right to rescind their purchase of stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (ITEM 303)

GENERAL

The Company has essentially suspended all of its operations. Management has disposed of most of the Company's assets and applied the proceeds from the sale of those assets to decreasing the Company's outstanding liabilities. As of the date of this report the Company had no source of income. The Company must rely entirely upon the sale of stock to pay any expenses the Company incurs. Therefore, the financial statements included in this report for the three months ended March 31, 1999 and 1998, are not necessarily indicative of the Company's future operations.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's working capital at March 31, 1999, was $29,008, as compared to $(1,471) at December 31, 1998. Since the Corporation has no significant source of revenue, working capital will continue to be depleted by operating expenses. Furthermore, if the Corporation should generate an operating loss for the current year comparable to the loss incurred for the year ended December 31, 1998, a substantial portion of the Corporation's remaining cash and working capital will be depleted.

The Corporation had current liabilities of $8,030 at March 31, 1999, as compared to $12,988 at December 31, 1998.

RESULTS OF OPERATIONS

The Corporation had no revenues for the three months ended March 31, 1999. For the three months ended March 31, 1998 the Corporation had total revenues of $(4,966).

Management is in the process of seeking a viable company to acquire or with which to merge. Until such a company can be identified, the Corporation has no source of income and no viable operations. There is no guaranty that management will be able to locate any such company. If the Corporation is able to find a suitable merger or acquisition candidate, any such merger or acquisition would most likely result in the Corporation having to issue a substantial amount of stock to consummate the transaction.

General and administrative expenses for the three months ended March 31, 1999, include consulting fees to Mr. Loder, the President and a director of the Corporation, of $15,000. General and administrative expenses for the nine months ended March 31, 1999, also include: (i) office expenses of $5,684 and (ii) accounting and auditing expenses of $3,000.

As compared to the three months ended March 31, 1998, operating expenses for the current period increased by 114%. The net loss from continuing operations for the three months ended March 31, 1999, increased by 54% compared to 1998. The increases in expenses and the Corporation's net loss are attributable to the consulting fees paid to Mr. Loder, pursuant to the Management Agreement between the Corporation and Mr. Loder.

During the last quarter of fiscal 1998 and the first quarter of fiscal 1999 the Corporation conducted a private placement of shares of the Corporation's Class A Common Stock, no par value pursuant to Rule 506 of Regulation D. A total of 865,000 shares were sold at a price of $0.10 per share, for gross proceeds of $86,500. The net loss per common share for the three months ended March 31, 1999, decreased by $0.01 per share due to the increase the number of outstanding shares.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Not Applicable.

ITEM 2.           CHANGES IN SECURITIES

                  From November 1998 through February 1999, the Corporation conducted a private placement of shares of the Corporation's Class A Common Stock, no par value (the "Shares") pursuant to Rule 506 of Regulation D. Sales were made to a total of ten
                  (10) Canadian citizens. A total of 865,000 shares were sold at a price of $0.10 per share, for gross proceeds of $86,500. The Company paid commissions of 10% to persons assisting the Corporation with sales. As of March 31, 1998, Kerry Loder, the son of Glen C. Loder, an officer and director of the Corporation, had received commissions of $3,650 in connection with the sale of shares.

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

                  Pursuant to the terms of the Stock Purchase Agreement between Mr. Loder, Ralph W. Newton and Patricia L. Newton, the Company issued an option to Mr. and Mrs. Newton on February 3, 1999. The option entitles Mr. and Mrs. Newton to acquire up to 200,000 shares of the Corporation's Class A Common Stock at a price of $0.25 per share at any time on or before February 3, 2001. The option was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable

ITEM 5.           OTHER INFORMATION

                  Not Applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A)       EXHIBITS

           REGULATION S-B                                                                 CONSECUTIVE
               NUMBER                        EXHIBIT                                      PAGE NUMBER
                2       Plan of purchase, sale, reorganization
                        arrangement, liquidation, succession                                  N/A
                3(i)    Articles of Incorporation as Amended(1)<F1>                           N/A
                3(ii)   Bylaws as Amended(2)<F2>                                              N/A
                4       Instruments defining the rights of security
                        holders, including indentures                                         N/A
               10.1     Settlement Agreement(3)<F3>                                           N/A
               10.2     Sub-Contracting Agreement with Columbia
                        Financial Group(6)<F6>                                                N/A
               10.3     Management Agreement with Mr. Loder(7)<F7>                            N/A
               11       Statement re computation of per share earnings(4)<F4>                 N/A
               15       Letter on unaudited financial information(5)<F5>                      N/A
               16.1     Letter from John M. Hanson  & Company, P.C.
                        regarding change in certifying accountants(6)<F6>                     N/A
               18       Letter on change in accounting principles                             N/A
               19       Report furnished to security holders                                  N/A
               22       Published report regarding matters submitted
                        to vote of security holders                                           N/A
               23       Consents of experts and counsel                                       N/A
               24       Power of Attorney                                                     N/A
               27       Financial Data Schedule                                               ___
--------------------------------

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


<F7>
(7) Incorporated by reference to the Exhibits previously filed with the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

         B)       REPORTS ON FORM 8-K:

                  1. Form 8-K dated February 3, 1999, reporting the closing of the stock purchase transaction between Mr. Loder, Mr. Newton and Mrs. Newton, under Item 1. Changes in Control of the Registrant.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAPITAL RESERVE CORPORATION
                                   (Registrant)

Date:    MAY 17, 1999              By:/S/GLEN C. LODER
                                   President

33199.10Q

                                   Exhibit 27

                             Financial Data Schedule