Form 10QSB
period 1999-06-30
CAPITAL RESERVE CORP
filed 1999-08-20
CIK 707674

U.S. SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. z20549

              FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 1999

[ ] TRANSITION REPORT PURSUANT SECTION 13 OF 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
_____________________ to __________________

Commission file number 0-17232

      CAPITAL RESERVE CORPORATION
(Exact name of small business issuer as specified in its charter)

COLORADO                       84-0888594
(State or other            (IRS Employer
jurisdiction of            Identification No.)
incorporation or
organization)

#11-1861 BEACH AVENUE
VANCOUVER, BRITISH COLUMBIA V6G 1Z1 CANADA
  (Address of principal executive offices)

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

1,411,045 SHARES OF CLASS A COMMON STOCK, NO PAR
VALUE, AS OF AUGUST 18, 1999
250,000 SHARES OF CLASS PREFERRED STOCK, NO PAR
VALUE, AS OF AUGUST 18, 1999

Transitional Small Business Disclosure Format
(check one); Yes___ No _X_

Exhibit index on page ______

          PART I FINANCIAL INFORMATION

ITEM I FINANCIAL STATEMENTS

Independent Accountants' Report

Board of Directors

Capital Reserve Corporation

The accompanying consolidated balance sheet of Capital Reserve Corporation as of June 30, 1999, and the related consolidated statements of operations for the three months and six months ended June 30, 1999, and 1998 and cash flows for the six months ended June 30, 1999, and 1998 were not audited by us, and accordingly, we do not express an opinion on them.

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

Miller and McCollom, CPA's





Denver, Colorado
July 19, 1999

CAPITAL RESERVE CORPORATION
Consolidated Balance Sheet
June 30, 1999

(Unaudited)


ASSETS




CURRENT ASSETS

  Cash and cash equivalents                          $  1,326
  Accounts receivable                                   2,500
  Prepaid consulting - related party                   15,000

  Total currents assets                               $18,826


LIABILITIES AND STOCKHOLDERS' EQUITY




CURRENT LIABILITIES

  Accounts payable - related party                   $11,382
  Accounts payable and accrued liabilities             5,166
    Total current liabilities                         16,548


STOCKHOLDERS' EQUITY

  Class A common stock                             3,216,012
  Class B preferred stock                             50,000
  Accumulated deficit                             (3,263,734)
                                                  ----------
                                                       2,278

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   18,826




CAPITAL RESERVE CORPORATION
Consolidated Statement of Operations

(Unaudited)



                          Three Months Ended         Six Months Ended
                             June 30,                   June 30,

                         1999           1998          1999        1998


Revenues
  Insurance residuals    $ -            $434           $ -     $ 2,311
  Interest and dividends   -               -             -          15
  Investment (loss) gains  -           5,778             -      (2,302)
  Loss on sale of assets   -               -             -     (13,813)
  Other                    -          (6,166)            -       8,869

    Total revenues         -              46             -      (4,920)


Expenses
General and
administrative             26,730      3,473          54,101     16,279

Net (loss)               $(26,730)   $(3,427)       $(54,101)  $(21,199)

Net (loss) per common
share                     $  (.02)    $ (.01)       $   (.04)   $  (.04)

Weighted average shares
outstanding              1,411,045    546,045       1,311,295    546,045




CAPITAL RESERVE CORPORATION
Consolidated Statements of Stockholders' Equity



                          Class A                     Class B
                       Common Stock               Preferred Stock
                                                                       Accumulated
                 Shares          Amount       Shares      Amount          Deficit




December 31,
1997              546,045      $3,138,102    250,000      $50,000      $(3,166,302)

Issuance of
common stock
net of
offering cost
of $4,940         250,000          20,060       -              -            -

Net (loss)            -                -        -             -            (43,331)

December 31,
1998              796,045       3,158,162     250,000      50,000       (3,209,633)

Issuance of
common stock
net of
offering cost
of $3,650         615,000          57,850       -             -              -

Net (loss)            -               -         -             -            (54,101)

                1,411,045       $3,216,012    250,000      $50,000     $(3,263,734)


CAPITAL RESERVE CORPORATION
Consolidated Statements of Cash Flows

(Unaudited)



                                                    Six Months Ended
                                                         June 30,
                                                    1999         1998


Operations activities:

Net loss$                                          (54,101)     $(21,199)

  Reconciling adjustments:
     Depreciation and amortization                    ---            964
     Loss (gain) on investments                       ---          2,302
     Loss on sale of assets                           ---         13,813
     Partnership (loss) income                        ---         11,175
  Other                                               ---          8,047
Changes in assets and liabilities:
  Other current assets                              (17,500)      (4,649)
  Accounts payable and accrued
  liabilities                                         3,560      (43,137)

     Total adjustments                              (13,940)     (11,485)

Net cash used for operating activities              (68,041)     (32,684)

Investing activities:
  Investments in common stock                         ---         (1,893)
  Sales of investments in common stock                ---         21,462
  Proceeds from sale of assets                        ---          5,843

    Net cash provided by investing activities         ---         25,412

Financing activities:
  Issuance of common stock                           61,500         ---
  Offering costs                                     (3,650)        ---

Net cash provided by financing activities            57,850         ---

Net change in cash and cash equivalents             (10,191)       (7,272)
Cash and cash equivalents at beginning of period     11,517         8,748

Cash and cash equivalents at end of period            1,326         1,476


          CAPITAL RESERVE CORPORATION
Notes to Consolidated Financial Statements June 30, 1999

(Unaudited)

Note 1 - Management's Statement

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Capital Reserve Corporation as of June 30, 1999, and the results of operations for the three months and six months ended June 30, 1999, and 1998 and cash flows for the six months ended June 30, 1999, and 1998. The
Notes to Consolidated Financial Statements which are contained in the Form
10-K should be read in conjunction with these consolidated financial statements.

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

          CAPITAL RESERVE CORPORATION
    Notes to Consolidated Financial Statements
                June 30, 1999

                 (Unaudited)

Note 3 - Private Placement of Common Stock

The Company offered for sale up to 5,000,000 shares of its Class A common stock at $0.10 per share. The offering provided for a $50,000 minimum on a best efforts basis through its officers and directors on such sales. As of March 31, 1999, the Company had sold 865,000 shares for $86,500 and incurred $8,590 in commission and offering expense. The Company used the proceeds of the stock sales prior to meeting the $50,000 minimum as provided for the private placement summary and therefore certain buyers have the right to rescind their purchase of stock. The Company offered the buyers the right to rescind their stock purchase and no stock buyers requested their shares be redeemed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The Company has essentially suspended all of its operations. Management has disposed of most of the Company's assets and applied the proceeds from the sale of those assets to decreasing the Company's outstanding liabilities. As of the date of this report the Company had no source of income. The Company must rely entirely upon the sale of stock to pay any expenses the Company incurs. Therefore, the financial statements included in this report for the six months ended June 30, 1999 and 1998, are not necessarily indicative of the Company's future operations.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's working capital at June 30, 1999, was $2,282, as compared to $(1,471) at December 31, 1998. Since the Corporation has no significant source of revenue, working capital will continue to be depleted by operating expenses. Furthermore, if the Corporation should generate an operating loss for the current year comparable to the loss incurred for the year ended December 31, 1998, a substantial portion of the Corporation's remaining cash and working capital will be depleted.

The Corporation had current liabilities of $16,548 at June 30, 1999, as compared to $12,988 at December 31, 1998.

RESULTS OF OPERATIONS

The Corporation had no revenues for the six months ended June 30, 1999. For the six months ended June 30, 1998 the Corporation had total revenues of $(4,920).

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

General and administrative expenses for the six months ended June 30, 1999, include consulting fees to Mr. Loder, the President and a director of the Corporation, of $30,000 General and administrative expenses for the six months ended June 30, 1999, also include: (i) office expenses of $6,970; (ii) legal fees of $6,768; (iii) outside consulting fees of $4,000 and (vi) accounting and auditing expenses of $4,500.

As compared to the six months ended June 30, 1998, operating expenses for the current period increased by 232%%. The net loss from continuing operations for the six months ended June 30, 1999, increased by 155% compared to 1998. The increases in expenses and the Corporation's net loss are attributable to the consulting fees paid to Mr. Loder, pursuant to the Management Agreement between the Corporation and Mr. Loder and legal expenses.

During the last quarter of fiscal 1998 and the first quarter of fiscal 1999 the Corporation conducted a private placement of shares of the Corporation's Class A Common Stock, no par value pursuant to Rule 506 of Regulation D. A total of 865,000 shares were sold at a price of $0.10 per share, for gross proceeds of $86,500. The net loss per common share for the six months ended June 30, 1999, remained at $0.04 as it was for the sam six month period from the previous despite greater total losses, due to the increase the number of outstanding shares.

         PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.      CHANGES IN SECURITIES

From November 1998 through February 1999, the Corporation conducted a private placement of shares of the Corporation's Class A Common
Stock, no par value (the "Shares") pursuant to Rule 506 of Regulation D. Sales were made to a total of ten (10) Canadian citizens. A total of 865,000 shares were sold at a price of $0.10 per share, for gross proceeds of $86,500. The Company paid commissions of 10% to persons assisting the Corporation with sales. As of June 30, 1998, Kerry Loder, the son of Glen
C. Loder, an officer and director of the Corporation, had received commissions of $3,650 in connection with the sale of shares.

During the first quarter of 1999, the Company was in the process of offering rescission to the purchasers of shares in the private placement based upon statements by the Company that it would not pay commissions on sales of shares and that the Company would terminate the offering if it had not received subscriptions for $50,000 by December 31, 1998.

The Company did not sell the minimum subscription amount of $50,000 by December 31, 1998, and did not terminate the offering by such date. The Company continued to offer the shares and utilized funds from the sale of shares prior to receiving the minimum subscription amount of $50,000.
In addition, the Company paid commissions of approximately 10% to persons selling shares in the offering.

Pursuant to the terms of the Stock Purchase Agreement between Mr. Loder, Ralph W. Newton and Patricia L. Newton, the Company issued an option to Mr. and Mrs. Newton on February 3, 1999. The option entitles Mr. and Mrs. Newton to acquire up to 200,000 shares of the Corporation's Class
A Common Stock at a price of $0.25 per share at any time on or before February 3, 2001. The option was issued pursuant to Section 4(2) of the Securities Act of 1933.

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

27    Financial Data Schedule
-----------------------------------------------

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


(B)    REPORTS ON FORM 8-K:

        NONE



         SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          CAPITAL RESERVE CORPORATION
(Registrant)

Date: August ____, 1999   By:/S/GLEN C. LODER
                            President