Form 10QSB
period 1999-09-30
CAPITAL RESERVE CORP
filed 1999-11-12
CIK 707674

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

                                (Mark One)

          [x] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended: September 30, 1999

         [ ] TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to _________

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

             1,411,045 Shares of Class A Common Stock, no par value,
                           as of November 11, 1999.

             250,000 Shares of Class B Preferred Stock, no par value,
                           as of November 11, 1999.

           Transitional Small Business Disclosure Format (check one);

                                  Yes___ No _X_

                          PART I FINANCIAL INFORMATION

ITEM I FINANCIAL STATEMENTS

CAPITAL RESERVE CORPORATION
Consolidated Financial Statements (Management prepared)
For the Nine Month Periods ended September 30, 1999 and 1998

     Index

     Consolidated Balance Sheet

     Consolidated Statement of Operations and Deficit

     Consolidated Statement of Changes in Shareholders Equity

     Consolidated Statement of Cash Flows

     Notes to Consolidated Financial Statements

CAPITAL RESERVE CORPORATION

Consolidated Balance Sheet

ASSETS

Current
    Cash                                       $       574
    Receivables                                      2,500
    Prepaid consulting-related party                15,000
    Loans Receivable                                54,500

TOTAL  CURRENT ASSETS                          $    72,574

LIABILITIES

Current
    Accounts payable and accrued liabilities   $    26,650
    Loans payable                                   70,000

TOTAL CURRENT LIABILITIES                           96,650

STOCKHOLDER'S EQUITY
Class A common stock                           $ 3,216,012
Class B preferred stock                             50,000
Accumulated deficit                             (3,290,088)
                                               $   (24,076)
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                           $    72,574

CAPITAL RESERVE CORPORATION
Consolidated Statement of Operations

(Unaudited)


                                    Three Months Ended     Nine Months Ended
                                       September 30           September 30
                                     1999         1998     1999         1998

Revenues                          $              $         $          $
 Insurance residuals                   -            381         -       2,692
 Interest and dividends                -             22         -          37
 Investment (loss) gains               -              -         -      (2,302)
 Loss on sale of assets                -              -         -     (13,813)
 Other                                 -            450         -       9,319
Total revenues                    $    -         $  853    $    -    $ (4,067)

Expenses

General and  administrative       $ 26,354       $ 1,161   $80,455   $ 17,440

Net (loss)                        $(26,354)        $(30)  $(80,455)  $(21,507)

Net (loss) per common share       $  (.02)       $    *    $  (.06)  $   (.04)

Weighted average shares
outstanding                      1,411,045       546,045  1,411,045    546,045


*Less than $0.01

CAPITAL RESERVE CORPORATION
Consolidated Statements of Stockholders' Equity

(Unaudited)

                           Class A Common         Class B Common   Accumulated
                         Shares      Amount     Shares     Amount     Deficit

December 31, 1997       546,045   $3,138,102   250,000   $50,000  $(3,166,302)

Issuance of common
stock net of offering
cost of $4,940          250,000   $   20,060      -           -          -

Net (loss)                 -      $     -         -      $    -    $  (43,331)

December 31, 1998       796,045   $ 3,158,162  250,000   $50,000  $(3,209,633)

Issuance of common
stock net of offering
cost of $3,650          615,000   $  57,850       -      $    -    $     -

Net (loss)                 -             -        -           -    $  (80,455)
                      1,411,045  $3,216,012    250,000   $50,000  $(3,290,088)

CAPITAL RESERVE CORPORATION
Consolidated Statements of Cash Flows

(Unaudited)

                                            Nine Months Ended September 30,

                                                 1999             1998

Operations Activities:
   Net loss                                  $  (80,455)       $(21,507)
   Reconciling adjustments
     Depreciation and amortization                  -               964
     Loss (gain) on investments                     -             2,302
     Loss on sale of assets                         -            13,813
     Partnership (loss) income                      -            11,175
     Other                                          -             8,047
Changes in assets and liabilities:
   Other current assets                         (72,000)            351
   Accounts payable and
    accrued liabilities                          13,662         (49,012)
       Total adjustments                        (58,338)        (12,360)
Net cash used for operating activities         (138,793)        (33,867)

Investing activities:
   Investments in common stock                      -            (1,893)
   Sales of investments
    in common stock                                 -            21,462
   Proceeds from sale of assets                     -             5,843
Net cash provided by investing activities           -            25,412

Financing activities:
   Issuance of common stock                      61,500             -
   Loans Payable                                 70,000             -
   Offering costs                                (3,650)            -

Net cash provided by financing activities       127,850             -

Net change in cash and cash equivalents         (10,943)         (8,455)
Cash and cash equivalents
 at beginning of period                          11,517           8,748

Cash and cash equivalents
 at end of period                                   574             293

CAPITAL RESERVE CORPORATION

Notes to Consolidated Financial Statements
September 30, 1999

(Unaudited)

Note 1 - Management's Statement

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Capital Reserve Corporation as of September 30, 1999, and the results of operations for the three months and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999, and 1998. The Notes to Consolidated Financial Statements which are contained in the Form 10-KSB for the period ending December 31, 1998, should be read in conjunction with these consolidated financial statements.

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

Note 3 - Private Placement of Common Stock

The Company offered for sale up to 5,000,000 shares of its Class A common stock at $0.10 per share. The offering provided for a $50,000 minimum on a best efforts basis through its officers and directors on such sales. As of March 31, 1999, the Company had sold 865,000 shares for $86,500 and incurred $8,590 in commission and offering expense. The Company used the proceeds of the stock sales prior to meeting the $50,000 minimum as provided for in the private placement summary and therefore certain buyers had the right to rescind their purchase of stock. The Company offered the buyers the right to rescind their stock purchase and no stock buyers requested their shares be redeemed.

Note 4 - Private Placement of Common Stock

The Company offered for sale up to 2,000,000 units of its Class A common stock at $0.50 per unit, each unit consisting of one share and one warrant to acquire a like number of additional shares of common stock at $1.00 per share. As of September 30,1999, and also through the date of this report, the Company had not sold any shares.

Note 5 - Loans Payable

During the quarter ended September 30, 1999, the Company negotiated loans totaling $70,000. The loans are interest bearing at 10% per annum, payable upon demand. The Company expects to retire the debt from the Private Placement of Common Stock presently offered.

Note 6 - Subsequent Events

Subsequent to September 30, 1999, Mr. Glen Loder, Chairman of the Board, President and Director of the Company passed away unexpectedly. His position was filled by W. Scott Lawler, legal counsel for the Company. Mr. Lawler will maintain the position of President and Director until such time as a replacement can be found.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

GENERAL

The Company has essentially suspended all of its operations. Management has disposed of most of the Company's assets and applied the proceeds from the sale of those assets to decreasing the Company's outstanding liabilities. As of the date of this report the Company had no source of income. The Company must rely entirely upon the sale of stock to pay any expenses the Company incurs. Therefore, the financial statements included in this report for the nine months ended September 30, 1999 and 1998, are not necessarily indicative of the Company's future operations.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's working capital at September 30, 1999, was ($24,076), as compared to $(1,471) at December 31, 1998. Since the Corporation has no significant source of revenue, working capital will continue to be depleted by operating expenses. Furthermore, if the Corporation should generate an operating loss for the current year comparable to the loss incurred for the year ended December 31, 1998, a substantial portion of the Corporation's remaining cash and working capital will be depleted.

The Corporation had current liabilities of $96,650 at September 30, 1999, as compared to $12,988 at December 31, 1998.

RESULTS OF OPERATIONS

The Corporation had no revenues for the nine months ended September 30, 1999. For the nine months ended September 30, 1998 the Corporation had total revenues of $(9,319).

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

General and administrative expenses for the nine months ended September 30, 1999, include consulting fees to Mr. Loder, the President and a director of the Corporation, of $45,000. General and administrative expenses for the nine months ended June 30, 1999, also include: (i) office expenses of $9,010;
(ii) legal fees of $16,550; (iii) outside consulting fees of $4,000 and (vi) accounting and auditing expenses of $4,975.

As compared to the nine months ended September 30, 1998, operating expenses for the current period increased by 361%. The net loss from continuing operations for the nine months ended September 30, 1999 increased by 274% compared to 1998. The increases in expenses and the Corporation's net loss are attributable to the consulting fees paid to Mr. Loder, pursuant to the Management Agreement between the Corporation and Mr. Loder, and legal expenses.

During the last quarter of fiscal 1998 and the first quarter of fiscal 1999, the Corporation conducted a private placement of shares of the Corporation's Class A Common Stock, no par value pursuant to Rule 506 of Regulation D. A total of 865,000 shares were sold at a price of $0.10 per share, for gross proceeds of $86,500. The net loss per common share for the six months ended September 30, 1999, increased to $0.06 as compared to $0.04 for the same nine month period from the previous year.

                        PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.      CHANGES IN SECURITIES

From November 1998 through February 1999, the Corporation conducted a private placement of shares of the Corporation's Class A Common Stock, no par value (the "Shares"), pursuant to Rule 506 of Regulation D promulgated under the federal Securities Act of 1933. Sales were made to a total of ten (10) Canadian citizens. A total of 865,000 shares were sold at a price of $0.10 per share, for gross proceeds of $86,500. The Company paid commissions of 10% to persons assisting the Corporation with sales. Kerry Loder, the son of Glen C. Loder, an officer and director of the Corporation, had received commissions of $3,650 in connection with the sale of shares.

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

10.3   Management Agreement with Mr.Loder(7)<F7>                N/A

11     Statement re computation of per share earnings(4)<F4>    N/A

15     Letter on unaudited financial information(5)<F5>         N/A

16.1   Letter from John M. Hanson & Company, P.C. regarding
        change in certifying accountants(6)<F6>                 N/A

27     Financial Data Schedule


-----------------------------------------------
[FN]
<F1>
(1) Incorporated by reference to the Exhibits previously filed with the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
<F2>
(2) Incorporated by reference to the Exhibits previously filed with the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
<F3>
(3) Incorporated by reference to the Exhibits previously filed with the Corporation's Annual Report on Form 10-KSB/A Amendment No. 1 for the fiscal year ended December 31, 1996.
<F4>
(4)  See Part I - Financial Statements.
<F5>
(5)  See Part I - Financial Statements.
<F6>
(6) Incorporated by reference to the Exhibits previously filed with the Corporation's Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

<F7>
(7) Incorporated by reference to the Exhibits previously filed with the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(B)    REPORTS ON FORM 8-K:

Form 8-K dated November 1, 1999 reporting the death of Mr. Glen C. Loder, president and a director of the Registrant, under Item 5 - Other Events.


                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CAPITAL RESERVE CORPORATION
                                 (Registrant)

Date: November 11, 1999


By:/S/  W. Scott Lawler
President