Form 10KSB
period 1999-12-31
CAPITAL RESERVE CORP
filed 2000-03-31
CIK 707674

SECURITIES AND EXCHANGE COMMISSION
	                        WASHINGTON, D.C. 20549

                                    FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                         Commission file number: 0-17232

                           CAPITAL RESERVE CORPORATION
                (Name of small business issuer in its charter)

             COLORADO                                84-0888594
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

             335 25TH STREET, S.E., CALGARY, ALBERTA, CANADA T2A 7H8 (Address of principal executive offices including zip code)

          Issuer's telephone number, including area code: (403) 204-0260

      Securities registered under Section 12(b) of the Exchange Act: NONE
          Securities registered under Section 12(g) of the Exchange Act:

                 Title of class: COMMON STOCK, NO PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes     X      No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year.           $0.00

Aggregate market value of the voting stock held by non-affiliates of the
registrant as of March 23, 2000:  $	7,383,378.80	 (See Item 5).

Number of shares outstanding of registrant's Class A Common Stock, no par value,
as of March 23, 2000:       2,684,865

Exhibit Index on page 13.

                    Documents incorporated by reference: NONE
      Transitional Small Business Disclosure Format (check one): Yes__ No X

Exhibit Index on page 13.

                                    PART I

ITEM 1.            DESCRIPTION OF BUSINESS.

GENERAL

Capital Reserve Corporation (the "Company") was incorporated under the laws of the State of Colorado on August 3, 1982, for the purpose of operating as a financial services holding company.

From 1988 through October 1994, the Company and its subsidiaries solicited various life, accident and health insurance policies in the states of Colorado, New Mexico and Arizona. In October 1994, the Company determined it could no longer maintain capital and surplus requirements for its insurance operations.

From 1995 through June 1996, the Company's primary business was the rental of real property. On July 3, 1996, the Company sold its only property for net proceeds of $501,276.

In 1997, the Company, through its wholly-owned subsidiary, Wall Street Investment Corp. (WSIC), attempted to start a financial consulting services business. However, as of April 10, 1999, WSIC was no longer conducting operations.

As of December 31, 1999, the Company had and, as of the date of this filing, still has two (2) wholly-owned subsidiaries, WSIC and Capital Reserve Canada Limited ("Capital Canada").

Capital Reserve Canada Limited was incorporated on December 8, 1999 and is in the business of locating and acquiring oil and gas properties.

As of December 31, 1999, the Company had funded, by way of repayable loans, $127,841 for the development of a heavy-oil upgrading technology. The Company made these funds available to Texas T. Petroleum Ltd., a Colorado corporation, of which Mr. James F. Marsh is president and a director; Mr. Marsh is also the president and a director of Capital Reserve Canada. See Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

CURRENT OPERATIONS

The Company concluded two transactions during fiscal year 1999, as described below.

Prior to the year ended December 31, 1999 the Company incorporated a wholly owned subsidiary, Capital Reserve Canada Limited, an Alberta corporation ("Capital Canada"). In January 2000, Capital Canada acquired approximately 14,107 square feet of office and laboratory space in the City of Calgary pursuant to a written lease agreement with a purchase option. The agreement is more particularly described below. See Item 2. Description of Property. Subsequent to the year ended December 31, 1999, Capital Canada sub-let a portion of the laboratory and office space at a rate which will allow Capital Canada to pay minimal rent for the space which they will occupy for their own business purposes.

Subsequent to the year ended December 31, 1999, Capital Canada arranged a stand by operating line of credit with the Alberta Treasury Branch ("ATB")in the amount of $1,000,000 CDN (approximately $690,000 US based on then-prevailing exchange rates) for the purpose of oil and gas acquisitions and operating expenses. The line has an annual interest rate of prime plus one percent and an annual standby fee of 1/2 of 1% of the amount not drawn down on the line of credit.

Subsequent to the year ended December 31, 1999, Capital Canada acquired the following interests in a producing oil and gas field in Alberta known as
Chestermere:

- a 5% interest in the Cross 10-21 well;
 -a 5% interest in three additional wells; and
- a 5% interest in the Cross 10-21 Battery.

The cost of the acquisition was $900,000.00 CDN (approximately $621,000 U.S.) to be paid in cash and the balance in shares of Common Stock of Capital Reserve Corporation, at a deemed price of $0.50 U.S. per share. The shares have not yet been issued. The cash payment was made from the draw down of $300,000.00(approximately $207,000 U.S.) from the operating line of credit provided by the ATB.

This acquisition will provide the basis of an initial oil and gas acquisition upon which the Company can build its oil and gas division. The Company is presently negotiating another acquisition of oil and gas assets. Management expects, during the second quarter of fiscal year 2000, to acquire sufficient oil and gas properties to generate revenues to meet the operating expenses of the Company for the year 2000, including the interest expense associated with the ATB line of credit.

Subsequent to the year ended December 31, 1999, the Company completed its private placement of securities begun in the fall of 1999. See Item 5. Recent Sales of Unregistered Securities. This offering was over-subscribed and the Company has offered the subscribers the opportunity to use subscription funds to exercise options. The Company expects to raise a minimum of $1.5 million from the subscriptions during the second quarter of fiscal year 2000. This funding will allow the Company to source other acquisitions.

EMPLOYEES

As of December 31, 1999, the Company and its subsidiaries had one (1) full-time employee and one (1) part-time employee. Both employees are responsible for the Company's and its subsidiaries' bookkeeping and accounting needs.

ITEM 2.     DESCRIPTION OF PROPERTY.

From April 20, 1999, until Mr. Loder's death in October 1999, the Company was using the offices of Mr. Loder as its principal offices, as set forth in the Management Agreement between the Company and Mr. Loder. Since that time, the Company has used the law offices of Mr. W. Scott Lawler as its principal offices. See Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The Company's wholly-owned subsidiary, Capital Canada acquired approximately 14,107 square feet of office and laboratory space in Calgary, Alberta, Canada pursuant to a written five (5) year lease agreement. Capital Canada will make lease payments totaling $160,915 U.S> during the fiscal year ending December 31, 2000, and $178,094 U.S. each fiscal year thereafter. Capital Canada has the right to renew the lease for an additional five (5) years following the initial term. Capital Canada also has the right to purchase the premises (consisting of total of approximately 22,507 square feet) at a price of $1,556,550 U.S. Such option to purchase must be exercised by delivering written notice to the owner of the building no later than June 30, 2000. In the event Capital Canada elects to purchase the premises, fifty percent (50%) of six months of its basic rent payments would be credited towards the purchase price. The portion of the building currently not occupied by Capital Canada is subject to a lease agreement between the landlord and Toshiba, to which the purchase of the building would be subject. It is Capital Canada's understanding that such lease is to expire in fiscal year 2000 but that the parties have agreed to extend the lease for an additional five years. The landlord and Toshiba have also agreed that Toshiba will surrender 1,835 square feet of its space in connection with the renewal. Capital Canada and the landlord have agreed that Capital Canada shall take over such 1,835 square feet of space.

Capital Canada has reached a verbal agreement to sublet 4,345 square feet of its office space and 3,950 square feet of its laboratory facilities at the Calgary facilities at the monthly rate of $12,500 U.S. Such agreement is currently undetermined as to term, security deposits and other standard commercial terms and conditions. However, such terms shall be finalized during the second quarter of fiscal year 2000. Moreover, such sublease shall meet nearly all of Capital Canada's total lease obligations during fiscal year 2000. In addition, such sublease agreement shall remain in place in the event it elects to purchase the premises.

It is Capital Canada's intention to exercise its option to purchase these premises. It has begun discussions and negotiations with financial institution(s)regarding financing for the purchase. (Note - all of the aforementioned dollar amounts are based on the prevailing conversion rate of exchange of Canadian dollars to US dollars on January 31, 2000.)

As of April 15, 2000, the Company's offices will be relocated to the premises acquired by Capital Canada.

ITEM 3.      LEGAL PROCEEDINGS.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


None.

                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

From May 30, 1989 to July 13, 1992, the Company's Common Stock was traded on NASDAQ, under the symbol "CRCOA". It then traded on OTC/BB until November 19, 1996, when it ceased trading. The Company's Common Stock recommenced trading on the OTC/BB under the symbol "CRCWA" on February 4, 2000. No report of high and low bid prices for the last two (2) fiscal years is included herein as there was no trading and there were no market makers in the stock during that time.

As of March 24, 2000, there were three (3) market makers in the Company's stock. The last available reported trade by the OTC /BB prior to the filing of this report was March 24, 2000, at $2.75 per share.

As of March 28, 2000, there were 684 record holders of the Company's stock.

During the last two fiscal years, no cash dividends have been declared on the Company's stock.

RECENT SALES OF UNREGISTERED SECURITIES

From November 1998 through February 1999, the Company conducted a private placement of shares of the Company's Common Stock, no par value (the "Shares") pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933 (the "1933 Act"). Sales were made to a total of ten (10) Canadian citizens. A total of 865,000 shares were sold at a price of $0.10 per share, for gross proceeds of $86,500. The Company paid commissions of $8,590.00 to persons assisting the Company with sales. No other discounts or commissions were paid and no underwriters were utilized.

During 1999, the Company offered each of the purchasers of shares in the private placement an opportunity to rescind their purchases based upon previous statements by the Company that it would not pay commissions on sales of shares. Each of the purchasers declined the Company's rescission offer.

In November 1999, the Company made two (2) private placements of shares of its Common Stock to off-shore entities pursuant to Regulation S promulgated by the SEC under the 1933 Act. One of the private placements was for 325,000 shares at $0.10 per share, with the Company incurring commissions and offering expenses of $3,250; the other private placement was for 113,820 units at $0.10 per unit. The units sold under the latter placement consisted of one share and a warrant to acquire a like number of additional shares of common stock at $1.00 per share. No underwriter was utilized in either of these offerings.

During the third quarter of 1999, the Company offered for sale up to 2,000,000 units at $0.50 per unit, with each unit consisting of one share and a warrant to acquire a like number of additional shares of common stock at $1.00 per share. As at December 31, 1999, the Company had sold 130,000 units for $65,000 and incurred $2,500 in commissions and offering expenses. The Company completed this offering during the first fiscal quarter of 2000. This offering was over subscribed and the Company has offered the subscribers the opportunity to use subscription funds to exercise options. The Company expects to raise a minimum of $1.5 million from the subscriptions during the second quarter of fiscal year 2000. This funding will allow the Company to source other acquisitions.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

During year ended 1999, the Company had no ongoing operations and was actively seeking investment and acquisition opportunities in the oil and gas industry. Through most of fiscal year 1998 and 1999, management disposed of most of the Company's assets and applied the proceeds from the sale of those assets to decreasing the Company's outstanding liabilities. As at the date of this report the Company had only one source of income. See Item 1. Description of Business - Current Operations. The Company conducted a number of financings during fiscal year 1999 and made investments which will allow for further acquisitions by the Company. Capital from equity issues or borrowings is required to fund future operations. Therefore, the financial statements included in this report for the fiscal years ended December 31, 1999 and 1998, are not necessarily indicative of the Company's future operations.

LIQUIDITY

Cash flows from continuing operations during 1999 and 1998 reflect new cash used of $310,818 and $42,703, respectively while cash flows provided by investing activities for the same periods were zero and $25,412 respectively.

At December 31, 1999, and 1998 the Company had working capital of $7,656 and $1,471, respectively. If the Company should generate an operating loss for 2000 comparable to the loss incurred for 1999, its working capital could be negatively impacted. See "Results of Operations" below. However, the Company anticipates that its recent acquisition of the Chestermere oil and gas properties, along with other acquisitions it intends to make this fiscal year, will generate sufficient revenues to meet operating expenses. See Item 1. Description of Business - Current Operations. Moreover, the completion of its private placement of 2,000,000 units during the first and second quarters of fiscal year 2000 shall provide the Company with more than $1 million of cash for working capital and acquisitions. See Item 5. Market for Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities. If the Company's operating expenses for fiscal year 2000 are not significantly greater than that of fiscal year 1999, the Company expects to have sufficient funds to meet its cash and operating expense requirements.

During the last quarter of fiscal 1998, the Company conducted a private placement of shares of the Company's Common Stock, no par value pursuant to Rule 506 of Regulation D. A total of 250,000 shares were sold at a price of $0.10 per share, for gross proceeds of $25,000.00

During the first quarter of fiscal 1999, the Company sold a further 615,000 shares for at a price of $0.10 per share, for gross proceeds of $61,500.00.

During the fourth quarter of fiscal 1999, the Company raised additional proceeds of $32,500.00 from an offering conducted pursuant to Regulation S promulgated by the SEC under the 1933 Act ("Reg. S")and issued 325,000 shares of its common stock. The Company further raised $11,382 under a Reg. S offering and issued 113,820 units at $0.10 per unit, each unit consisting of one share of common stock and one warrant to acquire a like number of additional shares of common stock at $1.00 per share.

During the last quarter of fiscal 1999, the Company conducted a private placement of units pursuant to Rule 506 of Regulation D, each unit consisting of one share and one warrant to acquire a like number of additional shares of common stock at $1.00 per share. As at December 31, 1999, a total of 130,000 units were sold at a price of $0.50 per unit for gross proceeds of $65,000.00.

ASSETS

As at December 31, 1999 the Company had total assets of $195,336 compared to total assets of $11,517 at December 31, 1998. This represents an increase of $183,819 which is attributable to the Company's financing activities for the fiscal year and the investments made by the Company. The Company has funded a project for the upgrading of heavy oil to light crude oil which is under development by Texas T Petroleum Ltd. by way of repayable loans totaling $127,841. The Company incorporated a Canadian wholly owned subsidiary, Capital Reserve Canada Limited. The subsidiary entered into a lease agreement and an option to purchase a commercial building located in the Province of Alberta, Canada and paid a deposit against the lease which is reflected on the balance sheet in the amount of $33,910 as a prepaid expense. The remaining assets are cash of $14,057, accounts receivable of $5,028 and prepaid expenses of $14,500.

RESULTS OF OPERATIONS

As of the date of this filing the Company has limited sources of income. During 1999, the Company relied entirely upon the sale of stock to pay its expenses. Management expects that its acquisition of the Chestermere property, along with other acquisitions it intends to make this fiscal year, will generate sufficient revenues to meet operating expenses. See Item 1. Description of Business - Current Operations.

The Company's net operating loss for 1999 increased by approximately 399% due to increases in salaries, rent, entertainment, acquisition reviews, legal expenses and consulting fees. The Company's loss from continuing operations in 1999 was $172,917, compared to a loss of $43,331 in 1998.

The Company's operating expenses were comprised primarily of consulting expenses $94,940; legal expenses $32,099; accounting and actuarial expenses $4,975: and office expenses $40,893. Since the Company currently has only one source of revenue (i.e. the Chestermere property), the Company's working capital could be negatively impacted in fiscal year 2000 by operating expenses. However, the Company's recent private placement of securities will provide sufficient cash to meet its cash and operating expense requirements. See "Liquidity" above.

Management is in the process of seeking a viable project to acquire or with which to merge. During the year ended December 31, 1999 the Company reviewed several potential acquisitions but did not finalize any agreements. Until such an acquisition or merger can be identified, the Company has only one source of income and no other viable operations. There is no guaranty that management
will be able to locate any such acquisition or merger.   If the Company is able
to find a suitable merger or acquisition candidate, any such merger or acquisition would most likely result in the Company having to issue a substantial amount of stock to consummate the transaction.

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


                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company held by each such person:

     NAME                  AGE                    POSITION

W. Scott Lawler             38               President and Director; and
                                             Director of Capital Reserve Canada
                                             Limited

Sharon M. Patmore           58               Secretary and Director

James F. Marsh              77               President and Director of
                                             Capital Reserve Canada Limited

The Company's directors are elected by the holders of the Company's Common Stock. Cumulative voting for directors is not permitted. The term of office of directors of the Company ends at the next annual meeting of the Company's shareholders or when the successors are elected and qualify. The annual meeting of shareholders is specified in the Company's bylaws to be held on the fourth Friday in August of every year and the last annual meeting was held on August 27, 1993. The term of office of each officer of the Company ends at the next annual meeting of the Company's Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his successor is elected and qualifies. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company.


W. SCOTT LAWLER has been President and a director of the Company since November 1, 1999 and a director of Capital Canada since its inception. Mr. Lawler is an attorney and is admitted in the States of California and Utah. Mr. Lawler received a Bachelor's Degree in business management in 1984 from Brigham Young University and his Juris Doctorate degree from U.S.C. Law Center in 1988. Mr. Lawler was admitted to the California State Bar in 1988 and the Utah State Bar in 1995. Mr. Lawler has been the principal of Lawler & Associates, specializing in corporate and securities matters, since 1995.

SHARON M. PATMORE has been a director of the Company and the Secretary since October 6, 1998. Ms. Patmore is the sole employee and President of Sharon Patmore Agencies, which is located at the same address as the Company. Ms. Patmore's responsibilities with Sharon Patmore Agencies include sales and corporate management.

JAMES F. MARSH has been President and a director of Capital Canada since its inception on December 8, 1999. In addition to his military accomplishments, Mr. Marsh, B.SC., M.B.A., Brig. Gen. (Ret'd.) has served as chairman, president and director of numerous public and private companies for over 30 years. Mr. Marsh presently specializes in start-up corporations and corporate re-structures. Mr. Marsh has successfully managed mineral exploration for both junior and senior mining companies and junior oil and gas exploration projects. Mr. Marsh is also a retired construction executive and developer who spent several years in the commercial building industry as an architect. Since 1996, Mr. Marsh has been the president of Texas T. Petroleum Ltd., a Colorado oil and gas corporation.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3 and 4 and all amendments thereto furnished to the Company during the most recent fiscal years and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company is not aware of any person who, at any time during the fiscal years was a director or officer of the Company that failed to filed on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934. However, the Company has noted that there appears to be certain beneficial owners of more than ten percent (10%) of the Company's common stock that have failed to file on a timely basis such required reports.

ITEM 10.      EXECUTIVE COMPENSATION.

The following table sets forth information for the individuals who served as the chief executive officer ("CEO") of the Company during any portion of the last three (3) fiscal years. No disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000. Accordingly, no other executive officers of the Company are included in the table.


                  ANNUAL COMPENSATION                                            LONG TERM COMPENSATION
                                                                             AWARDS                 PAYOUTS
                                                                                     Securities
                                                          Other      	 Restricted   	Underlying
Name and                                                  Annual       Stock         Options/        			  All Other
Principal                                                 Compen-      Award(s)     	SARS       LTIP      Compen-
Position       Year       Salary($)      Bonus($)         Sation ($)   ($)           ($)       	Payouts   ($)    	Sation ($)

W. Scott
Lawler 	       1999         -0-            -0-         	   -0-   	       -0-           -0-        -0-      -0-
(1) FN1:

Glen C.        1999         -0-           	-0-         	  61,200	        -0-           -0-        -0-      -0-
Loder,	        1998         -0-           	-0-      	     15,000	        -0-           -0-        -0-      -0-
Chairman,
President
and
Treasurer
(2) FN2:

Ralph W.       1998         -0-            -0-             -0-    	      -0-           (4) F4:    -0-      -0-
Newton, Jr.    1997        $26,000         -0-             -0-          	-0-           -0-        -0-      -0-
Chairman
and President (3) FN 3:

 FN
 F1:
(1) The Company has agreed to issue to Mr. Lawler a monthly restricted stock award of 5,000 shares of common stock in exchange for his services as president and director of the Company. For the period ending as of this report, Mr. Lawler earned 15,000 shares. As of the date of this filing, no such shares have actually been issued to Mr. Lawler. Mr. Lawler also receives compensation for his services as legal counsel to the Company. See Item 12. Certain Relationships and Related Transactions.

F2:
(2)        Pursuant to the Management Agreement between the Company and Glen C.
Loder dated October 6, 1998. See Item 12. Certain Relationships and Related Transactions.

 F3:
(3) Ralph W. Newton resigned effective October 6, 1998, pursuant to the terms of the Stock Purchase Agreement between Mr. Newton, Patricia L. Newton and Glen C. Loder. See Item 12. Certain Relationships and Related Transactions. On February 3, 1999, Mr. and Mrs. Newton sold their 140,000 shares of Class B Preferred Stock to Mr. Loder, giving Mr. Loder control over the Company's Board of Directors. See Item 12. Certain Relationships and Related Transactions and
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

 F4:
(4)        The Company has issued options to Ralph W. Newton and Patricia L.
Newton to acquire up to 200,000 shares of the Company's Common Stock at a price of $0.25 per share on or before February 3, 2001. See Item 10. Executive Compensation - Options.

The Company does not pay non-officer directors for their services as such, nor does it pay any director's fees for attendance at meetings. Directors are reimbursed for any expenses incurred by them in their performance as directors.

OPTIONS

On February 3, 1999, the Company issued stock options to Ralph W. Newton and Patricia L. Newton to acquire up to 200,000 shares of the Company's Common Stock at a price of $0.25 per share on or before February 3, 2001 (the "Options"). Patricia L. Newton is the wife of Ralph W. Newton. The Options were issued in connection with the Stock Purchase Agreement between the Newtons and Glen C. Loder, the President and CEO of the Company. See Item 12. Certain Relationships and Related Transactions. The value of the Options has not been included in the Executive Compensation Table, above, because there was no established value for the shares of Common Stock in 1999 since the Company's shares did recommence trading on OTC/BB until February 4, 2000. Therefore, the value of the Options is unknown as compensation for the fiscal year ended 1999.


STOCK OPTION PLANS

The Company has adopted an Incentive Stock Option Plan ("ISOP") and Non-Qualified Stock Option Plan ("Non-Qualified Plan"). Both the ISOP and the Non Qualified Plans permit the Board of Directors or a committee of directors (the "Committee") to grant stock options to key management employees of the Company. Such individuals will be selected from employees (excluding directors who are not full-time employees of the Company) who have technical, managerial, supervisory, or professional responsibilities.

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


COMPENSATION OF DIRECTORS

Effective October, 6, 1998, the Company entered into a Management Agreement with Glen C. Loder, an officer and director of the Company, pursuant to which Mr. Loder had agreed to serve as President and Chairman of the Board of Directors of the Company. The Company paid Mr. Loder a consulting fee of $5,000 per month in exchange for his services, plus reimbursement of reasonable expenses. During 1999, Mr. Loder was paid $61,200 for consulting fees (of which $11,200 was advanced prior earned and was written-off by the Company as a result of Mr. Loder's passing). Mr. Loder was also reimbursed $11,628.70 for other administrative costs and expenses.

As a condition of his agreement to serve as both President a member of the Board of Directors of the Company, Mr. Lawler, starting in October 1999, earns 5,000 restricted shares of common stock per month. In 1999, Mr. Lawler earned 15,000 shares; however, as of the date of this filing, no such shares have been issued. Mr. Lawler also receives compensation for his legal services to the Company.
See Item 12. Certain Relationships and Related Transactions.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information, as of March 27, 2000, with respect to the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, by each of the Company's officers and directors, and by the officers and directors of the Company as a group. The Company converted all 250,000 outstanding shares of its Class B Preferred Stock in the last quarter of 1999 in accordance with the election of the holders of a majority of such shares. The holders of shares of Class B Preferred Stock received a total of 200,000 shares of Class A Common Stock for their 250,000 preferred shares of Class B or a conversion of .8 to 1. Information is also provided regarding beneficial ownership of Common Stock if all outstanding warrants are exercised and additional shares of Common Stock are issued:

                                 COMMON STOCK
                           NUMBER OF        PERCENT OF
BENEFICIAL OWNER            SHARES           CLASS (1)

Ralph W. Newton and         200,000         	 6.93%
Patricia L. Newton (2)
One Cheek Way
Littleton, Colorado 80123

Grotto Holdings             325,000		        12.10%
25 Regent Street
Belize City, Belize, Cent. Am.

Buccaneer Holdings Ltd.     450,000          16.76%
25 Regent Street
Belize City, Belize, Cent. Am.

Bahamian Overseas           435,000          16.20%
  Investment Fund
Sociedad
P.O. Box N-4825
Nassau, Bahamas

W. Scott Lawler               	-0-  	        		--
2200 Sunrise Blvd.
Suite 240
Gold River, Calif. 95670

Sharon Patmore               		-0-           		--
#11-1861 Beach Ave.
Vancouver, British Columbia
V6G 1Z1 Canada

Officers and Directors as a   	-0-            	--
group (2 persons)
---------------

FN:
F1:
(1)      Based on 2,684,865 shares of Common Stock outstanding.

F2:
(2)       On February 3, 1999, the Company issued stock options to Ralph W.
Newton and Patricia L. Newton to acquire up to 200,000 shares of the Company's
Common Stock at a price of $0.25 per share on or before February 3, 2001 (the
"Options"). Patricia L. Newton is the wife of Ralph W. Newton. The Options were issued in connection with the Stock Purchase Agreement between the Newtons and Glen C. Loder, the President and CEO of the Company. See Item 12. Certain
Relationships and Related Transactions. The value of the Options has been included in Item 10. "Executive Compensation" based on the fact that there was no established value for the shares of Common Stock in 1999 since the Company's shares did recommence trading on OTC/BB until February 4, 2000. Therefore, the value of the Options is unknown as compensation for the fiscal year ended 1999.

CHANGES OF CONTROL

Management is in the process of seeking a viable company to acquire or with which to merge. Until such a company can be identified, the Company has only one source of income and no other viable operations. There is no guaranty that management will be able to locate any such company. If the Company is able to find a suitable merger or acquisition candidate, any such merger or acquisition would most likely result in the Company having to issue a substantial amount of stock to consummate the transaction.

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


From November 1998 through February 1999, the Company conducted a private placement of shares of the Company's Class A Common Stock, no par value (the
"Shares") pursuant to Rule 506 of Regulation D. A total of 865,000 shares were sold at a price of $0.10 per share, for gross proceeds of $86,500. The Company paid commissions of $8,590 to persons assisting the Company with sales. Kerry
Loder, the son of Glen C. Loder, an officer and director of the Company, had received commissions of $2,000 in connection with the sale of shares.

During fiscal year 1999, the Company has funded to Texas T Petroleum Ltd.
("Texas T"), a Colorado corporation, the amount of $127,841 towards the development of a heavy oil upgrading technology. Such funding has been made by way of repayable loans. Mr. Marsh, who is the president and a director of Capital Canada, is also the president and a director of Texas T.

Mr. Lawler has served as legal counsel for the Company since June 1999.  Mr.
Lawler is compensated at a combined hourly rate of $220.00, of which $170.00 per hour is payable in cash and $50.00 is payable in stock calculated at the average value of the Company's common stock for the particular month. Such arrangement shall terminate at the end of the April 2000 has Mr. Lawler has agreed to taken the position of in-house Corporate Counsel for the Company and receive monthly salaried compensation.


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

REGULATION
S-B NUMBER                        EXHIBIT                        REFERENCE

2.1    Stock Purchase Agreement dated July 29, 1994 (1) F1:            N/A
3.1    Articles of Incorporation, as amended (2) F2:                   N/A
3.2    Amended Bylaws (9) F9:                                          N/A
4.1    Form of Warrant Agreement (3) F3:                               N/A
10.1   Stock Exchange Agreement dated April 29, 1988, between the      N/A
Company and the selling shareholders of First West Financial
Services, Inc. and First West Life Insurance Company (4) F4:
10.2   Supplemental Agreement dated June 17, 1988, between the         N/A
Company and the selling shareholders of First West Financial
Services, Inc. (4) F4:
10.3   Order of John Kezer, Insurance Commissioner of the State        N/A
of Colorado dated June 29, 1988 (4) F4:
10.4   Supplemental  Agreement (A) dated June 21, 1988, between the    N/A
Company and the selling shareholders of First West Financial (4) F4:
10.5   Promissory Note payable to Joseph T. Flynn, Dennis G. Haley,    N/A
and Donald Yee (5) F5:
10.6   Promissory Note payable to the Company from Joseph T. Flynn     N/A
and Jacqueline M. Flynn (5) F5:
10.7   Real estate conveyance documents for purchase of 7860           N/A
E. Berry Place (6) F6:
10.8   Stock Purchase Agreement with Philip A. Bates dated December    N/A
1, 1993(7) F7:
10.9   Settlement Agreement and Mutual General Release by and between  N/A
Joseph T. Flynn, Jacqueline M. Flynn, Capital Reserve Corporation,
and Ralph Newton (8) F8:
10.10  Contract to Buy and Sell Real Estate for sale of 7860 East      N/A
Berry Place. (10) F10:
10.11  Settlement Agreement (11) F11:                                  N/A
10.11  Sub-Contracting Agreement with Columbia Financial Group(12)     N/A
F12:
10.13  Management Agreement with Mr. Loder (13) F13:                   N/A
10.14 Lease Agreement dated January 15, 2000 by and between
Capital Reserve Canada Limited and 319835 Alberta Ltd.            Filed herewith
10.15 Purchase and Sale Agreement dated March 1, 2000 by and between Capital Reserve Canada Limited and Stone Canyon Resources
Limited                                                           Filed herewith
23     Consent letter of Miller & McCollom                        Filed herewith
27 Financial Data Schedule                                        Filed herewith
------------------
 FN:
 F1:
(1) Incorporated by reference to the Exhibits filed with the Company's Form
8-K dated October 14, 1994.

 F2:
(2) Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

 F3:
(3)      Incorporated  by  reference to the  Exhibits filed with the Company's
Registration Statement on Form S-18, Registration No. 33-21118-D.

 F4:
(4)      Incorporated by reference to the Exhibits filed with the Company's Form
8-K dated June 30, 1988.

 F5:
(5) Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as amended by Form 8 Amendment No. 1, dated May 15, 1989.

 F6:
(6) Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

 F7:
(7) Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended
December 31, 1993.

 F8:
(8) Incorporated by reference to the Exhibits previously filed with the Company's Quarterly Report on Form 10- QSB for the quarter ended June 30,
1996.

 F9:
(9) Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December
31, 1994.

 F10:
(10) Incorporated by reference to the Exhibits previously filed with the Company's Quarterly Report on Form 10- QSB for the quarter ended
September 30, 1996.

 F11:
(11) Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10- KSB/A Amendment No. 1 for the fiscal year ended December 31, 1996.

 F12:
(12) Incorporated by reference to the Exhibits previously filed with the Company's Quarterly Report on Form 10- QSB for the quarter ended
September 30, 1997.

 F13:
(13) Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31,
1998.


 (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report.

1. Form 8-K dated October 26, 1999, reporting the death of the Company's former president and Chairman of the Board, Mr. Kelly Loder, and the appointment of Mr. W. Scott Lawler as President and a member of the Board of Directors under
Item 5. Other Events.

                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	                       CAPITAL RESERVE CORPORATION

Dated: March 29, 2000

                                         By:/s/ W. SCOTT LAWLER
                                         W. Scott Lawler, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ W. SCOTT LAWLER 						March 29, 2000
W. Scott Lawler, President and Member of the Board of Directors
(Principal Executive, Financial and Accounting Officer)



/s/SHARON M. PATMORE                                   March 29, 2000
Sharon M. Patmore, Director and Secretary












                               FINANCIAL STATEMENTS

                                      AND

                           INDEPENDENT AUDITORS' REPORT

                           CAPITAL RESERVE CORPORATION

                               December 31, 1999





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

                         Independent Auditors' Report




Board of Directors
Capital Reserve Corporation


	We have audited the accompanying consolidated balance sheet of Capital Reserve Corporation as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

	We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentations. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Reserve
Corporation as of December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

	The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss from operations of $172,917 for 1999 and it has incurred substantial net losses for each of the past two years. As of December 31, 1999, the Company had no source of operating revenues. These factors and the others discussed in Note 8, raise substantial doubt about the Company's ability to continue as a going concern.
The financial statements do not include any adjustments relating to the the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.





Denver, Colorado
March 22, 2000

CAPITAL RESERVE CORPORATION
Consolidated Balance Sheet
December 31, 1999

                                     ASSETS

CURRENT ASSETS
	Cash and cash equivalents                            $   14,057
	Accounts receivable                                       5,028
	Prepaid expense                                          48,410

    	Total current assets                                 67,495

	Advances receivable                                     127,841

    	Total assets                                      $ 195,336

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
	Accounts payable                                      $   47,992
	Advances payable                                          27,500

    	Total current liabilities                             75,492

	Advances payable                                         127,500

    	Total liabilities                                    202,992

COMMITMENTS AND CONTINGENCIES (Note 3)


STOCKHOLDERS' DEFICIT (Notes 1, 4 and 5)

	Class A common stock - authorized 20,000,000 shares
	of no par value; issued and outstanding
	2,179,865 shares                                       3,374,894
	Class B preferred stock - authorized 250,000 shares
	of no par value                                                -
	Accumulated deficit                                   (3,382,550)

    	Total stockholders' deficit                           (7,656)

Total liabilities and stockholders' deficit             $ 195,336

The accompanying notes are an integral part of these statements.

CAPITAL RESERVE CORPORATION
Consolidated Statements of Operations

                                             Year Ended December 31,
                                              1999         1998

Revenue
	Insurance residuals                     $        -     $   2,692
	Interest and dividends                           -            28
	Investment gain (losses)                         -        (2,294)
	Loss on sale of fixed assets                     -       (13,813)
	Other                                            -         9,319

    	Total revenues                               -        (4,068)

Expenses
	General and administrative (Notes 2 and 3) 172,917        39,263

    	Total expenses                         172,917        39,263

    	(Loss) before income taxes            (172,917)      (43,331)
	    Income taxes                                 -             -

Net (loss)                               $ (172,917)    $ (43,331)

Net (loss) per common share (Note 1)     $     (.12)    $    (.05)


The accompanying notes are an integral part of these financial statements.

CAPITAL RESERVE CORPORATION
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 1999, and 1998

                              Class A         Class B
                               Stock           Stock
                              Common         Preferred
                                                               Accumulated
                       Shares     Amount   Shares    Amount      Deficit

December 31, 1996     546,045 $ 3,138,102  250,000 $ 50,000  $ (3,012,385)
Net (loss)                  -           -        -        -      (153,917)

December 31, 1997     546,045   3,138,102  250,000   50,000    (3,166,302)
Issuance of common
 stock, net of offering
  cost of $4,940      250,000      20,060        -        -             -
Net (loss)                  -           -        -        -       (43,331)

December 31, 1998     796,045   3,158,162  250,000   50,000    (3,209,633)

Conversion of Class B
	preferred stock into
 	common stock        200,000      50,000 (250,000) (50,000)            -

Issuance of common
	stock, net of offering
 	cost of $3,650    1,183,820     166,732        -        -             -
Net (loss)                  -           -        -        -      (172,917)

                    2,179,865 $ 3,374,894        -  $     -  $  3,382,550



The accompanying notes are an integral part of these statements.

CAPITAL RESERVE CORPORATION
Consolidated Statements of Cash Flows

                                                 Year Ended December 31,
                                                  1999         1998

Operating activities:
	Net (loss) from continuing operations       $ (172,917)   $ (43,331)
	Reconciling adjustments
	Depreciation and amortization                        -          964
	Loss on equipment sales                              -       13,813
	(Gain) loss on investments                           -        2,294
	Partnership loss                                     -       11,175

	Changes in operating assets and liabilities
	Accounts receivable, advances
  and prepaid expenses                         (181,279)         351
	Accounts payable and accrued liabilities        43,378      (27,696)

    	Total adjustments                         (137,901)         628

    	Net cash (used for) continuing operations (310,818)     (42,703)

Investing activities:
	Purchase of investments                              -       (1,893)
	Proceeds from sale of investments                    -       21,462
	Proceeds from sale of equipment                      -        5,843

    	Net cash (used for) provided by
     	investing activities                            -       25,412

Financing activities:
	Issuance of common stock                       170,382       25,000
	Advances payable                               146,626            -
	Offering costs                                  (3,650)      (4,940)

    	Net cash (used for) financing activities   313,358       20,060

Net change in cash and cash equivalents           2,540        2,769
Cash and cash equivalents at beginning of year   11,517        8,748

Cash and cash equivalents at end of year    $    14,057    $  11,517

The accompanying notes are an integral part of these financial statements.

CAPITAL RESERVE CORPORATION
Notes to Consolidated Financial Statements
December 31, 1999

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

The Company has minimal operating revenues after the sale of its life insurance company and rental property. Management had attempted to start a financial consulting and public relations business. The Company entered into its first consulting agreement in January 1997 which terminated in 1998.
(See Note 9.) Management is also exploring various other future business opportunities.

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Consolidation

The consolidated financial statements include CRC, and its wholly owned subsidiary, Wall Street Investment Corporation (Wall Street) and Capital Reserve Canada Limited (Limited). All significant intercompany accounts and transactions have been eliminated.

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

CAPITAL RESERVE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 1999

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

Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed based on 1,416,780 and 796,045 weighted average number of common shares outstanding during the years ended December 31, 1999, and 1998 respectively. Fully diluted earnings per share are not presented because they are anti-dilutive.

Note 2 - Transactions - Related Party

Change in Control

On October 6, 1998, Glen C. Loder entered into an agreement with Ralph W. Newton, Jr., the former president and director of the Company, and Patricia
L. Newton, Mr. Newton's wife to purchase their ownership of 140,000 Class B Preferred Stock for $40,000 plus options to purchase up to 200,000 shares of the Company's common stock at a price of $.25 per share which Mr. Loder will cause the Company to issue. The option was issued in 1999. Mr. Loder agreed to cause the Company to engage in a private placement the first $40,000 raised would be used to pay a management fee to Mr. Loder. Mr. Loder then used the management fee to pay the purchase price. This amount was paid in 1999. (See Note 5.)

On October 6, 1998, the Company entered into a management agreement with Mr. Loder. The agreement provides that Mr. Loder shall serve as Chairman of the Board of Directors and President of the Company, until terminated by the Company or Mr. Loder. Under the terms of the agreement, Mr. Loder will receive $5,000 per month plus expenses. Mr. Loder ceased his involvement with the Company in 1999.

CAPITAL RESERVE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 1999

Note 3 - Commitments and Contingencies

The Company leased office space under a non-cancellable operating lease which was to expire July 1998. In December 1997, the Company and the landlord agreed to terminate the lease on February 28, 1998. Effective January 15, 2000, Limited entered into a five-year non-cancelable operating lease which provides for monthly lease payments of $14,841 (converted at 0.6918 per Canadian Dollar). Rent expense for the years ended December 31, 1999, and 1998 was $4,500 and $2,806. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year are as follows.

          2000        $ 160,915
          2001          178,094
          2002          178,094
          2004          178,094
          2005          178,094

                      $ 873,291

Note 4 - Stockholders' Equity

The holders of the shares of Class A common stock and Class B preferred stock are entitled to one vote per share, and each class shares equally in any dividends declared. Neither class of stock has preemptive rights. In the event of dissolution or liquidation of the Company, the holders of shares of Class A common stock shall be paid a liquidation price of $.10 per share before any assets are distributed to the holders of shares of Class B preferred stock. Any remaining amount shall be distributed pro rata to the holders of both Class A common stock and Class B preferred stock. The holders of shares of Class B preferred stock have the right to elect a conversion into .8 share of Class A common stock (with appropriate adjustment of the conversion ratio for any stock splits, stock dividends, or recapitalization) at the option of the holders of the majority of the Class B preferred stock. All outstanding shares of Class B preferred stock was converted by November 17, 1999.

Note 5 - Private Placement of Common Stock

In 1998 the Company offered for sale up to 5,000,000 shares of its Class A common stock at $0.10 per share. The offering provided for a $50,000 minimum on a best efforts basis through its officers and directors on such sales. During 1998 and 1999, the Company had sold 865,000 shares for $86,500 and incurred $8,590 in commission and offering expense. The Company used the proceeds of the stock sales prior to meeting the $50,000 minimum as provided for the private placement summary and therefore certain buyer have the right to rescind their purchase of stock. No stock buyers requested their shares be redeemed and have executed acknowledgements waiving redemption. Additionally, the Company sold 325,000 shares for $32,500 and incurred $3,250 in commission and offering expenses, and 113,820 units for $11,382 under two Reg S filings. The units each consist of one share and one warrant to acquire a like number of additional shares of common stock at $1.00 per share.

CAPITAL RESERVE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 1999

Note 5 - Private Placement of Stock, continued

During the third quarter of 1999, the Company offered for sale up to 2,000,000 units of its Class A common stock at $.50 per unit, each unit consisting of one share and one warrant to acquire a like number of additional shares of common stock at $1.00 per share. As of December 31, 1999, the Company had sold 130,000 units for $65,000 and incurred $2,500 in commission and offering expense.

Note 6 - Income Taxes

There is no federal or state income tax expense related to the continuing operations of the Company for the years ended December 31, 1999, and 1998. The Company has loss carryforwards as follows:

                                                    Net
                                 Capital         Operating
                                  Losses          Losses
Expiration Years
		2001                           $ 63,519      $   37,270
		2005                                  -         181,518
		2006                                  -         212,657
		2007                                  -         202,026
		2008                                  -         206,233
		2009                                  -          99,304
		2010                                  -          28,000
		2011                                  -          46,977
		2012                                  -         219,745
		2015                                  -         416,031
		2016                                  -         171,408
		2017                                  -          40,523
		2018                                 	-         172,917

                                 $ 63,519     $ 2,034,609

As discussed in Note 2, the Company had a change in ownership in 1999. This change could limit the amount of net operating losses that could be utilized by the Company.

The net deferred tax assets due to loss carryforwards are as follows:

                                  1999             1998

Deferred tax asset            $ 1,177,000     $ 1,070,000
Valuation allowance            (1,177,000)     (1,070,000)

                              $         -     $         -

CAPITAL RESERVE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 1999

Note 7 - Financial Instruments

Marketable Securities

The carrying amount of marketable trading securities in common stocks is equal to their fair value. Cost, for purposes of calculating gains or losses, is determined by specific identification.

                                                  1998

Investment (losses) gains are detailed as follows:

Realized gains (losses) on common stock        $ (2,294)
Increase in unrealized gains (losses)
	on common stock                                      -

Investment gains (losses)                      $ (2,294)

Other Investments

The carrying amount of other investments approximates fair value as estimated by management.

Note 8 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has no sources of operating revenues as of December 31, 1999. Management is currently looking for an operating company to merge with and raising funds by selling stock via a private placement. (See Note 5.)

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

CAPITAL RESERVE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 1999

Note 9 - Subscontracting Agreement, continued

Wall Street has received only 10,000 shares of Winner's Common Stock, the agreement was terminated and the Company later sold the stock.

Note 10 - Year 2000 Compliance

The only software program the Company utilizes is a general ledger program. The Company does not anticipate any compliance problems with its software programs or vendors.

                                INDEX OF EXHIBITS FILED HEREWITH
REGULATION
S-B NUMBER                        EXHIBIT                        REFERENCE

10.14  Lease Agreement dated January 15, 2000 by and between
Capital Reserve Canada Limited and 319835 Alberta Ltd.            P
10.15  Purchase and Sale Agreement dated March 1, 2000 by and between Capital Reserve Canada Limited and Stone Canyon Resources
Limited                                                           P
23     Consent letter of Miller & McCollom                        Filed herewith
27 Financial Data Schedule                                        Filed herewith

EXHIBIT 23

                          CONSENT OF INDEPENDENT ACCOUNTANTS


	We hereby consent to the incorporation by reference in this Form 10-KSB of Capital Reserve Corporation of our report dated March 22, 2000, relating to the consolidated financial statements of Capital Reserve Corporation and Subsidiaries as of December 31, 1999.




/s/ Miller and McCollom
Miller and McCollom

Denver, Colorado
March 29, 2000