Form 10QSB
period 2000-03-31
CAPITAL RESERVE CORP
filed 2000-05-18
CIK 707674

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:    MARCH 31, 2000

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

335 25TH STREET, S.E.
CALGARY, CANADA T2A 7H8
(Address of principal executive offices)

(403) 204-0260
(Issuer's telephone number)

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

4,131,362 shares of common stock, no par value, as of May 11, 2000.

Transitional Small Business Disclosure Format (check one):
Yes___ No _X_


PART I FINANCIAL INFORMATION

ITEM I FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

                                                 Page

Independent Auditors' Review                        3

Consolidated Financial Statements

     Balance Sheet                                  4

     Statements of Operations                       5

     Statements of Stockholders' Equity             6

     Statements of Cash Flows                       7


    Notes to Consolidated Financial Statements 8 to 9



Review Report of Independent Certified Public
Accountant

Board of Directors
Capital Reserve Corporation


We have reviewed the accompanying balance sheet of Capital Reserve Corporation as of March 31, 2000, and the related statements of operations and cash flows for the three months then ended in accordance with Statements of Standards for Accounting and Review
Services issued by the American Institute of Certified
Public Accountants. All information included in these financial statements is the representation of the management of Capital Reserve Corporation.

A review of interim financial statements consists principally of inquiries of Company personnel responsible for financial matters and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.




Miller and McCollom, CPA's


Denver, Colorado
May 15, 2000


The accompanying notes are an integral part of these statements.


CAPITAL RESERVE CORPORATION
Consolidated Balance Sheet
March 31, 2000

ASSETS
CURRENT ASSETS
Cash                                                   $  506,908
  Accounts receivable                                       49,780
  Loans receivable (Note 4)                                242,434
  Prepaid expense                                          55,778

     Total current assets                                 854,900

LOANS RECEIVABLE - LONG TERM (Note 4)                     543,670

FIXED ASSETS
  Oil and gas leases                                      612,630
  Leasehold improvements                                   30,417
  Office equipment and computers
    (net of accumulated depreciation of $354)              14,108

      Total fixed assets                                  657,155

      Total assets                                     $2,055,725

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable (Note 6)                            $  537,660
  Accrued expenses                                         22,719

      Total current liabilities                           560,379


  Advances payable (Note 6)                                  52,750
  Shareholders' deposits                                1,169,308
  Long-term debt  (Note 5)                                206,970

      Total liabilities                                 1,989,407

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' DEFICIT (Notes 1,3)

  Class A common stock - authorized 20,000,000 shares
    of no par value; issued and outstanding
     2,684,865 shares                                   3,627,394
  Accumulated deficit                                  (3,561,075)

      Total stockholders' equity                           66,319

  Total liabilities and stockholders' equity           $2,055,725


The accompanying notes are an integral part of these statements.

CAPITAL RESERVE CORPORATION
Consolidated Statements of Operations
Three Months Ended March 31, 2000 and 1999


                                        For the Three Months
                                          Ended March 31,
                                         2000         1999
Revenue
  Rental income                         $  25,000    $          -
  Operating costs                          15,519               -
                                                                -
   Gross Profit                             9,481               -

  Interest income                             588               -

Net Revenue                                10,069               -


Expenses
  General and administrative (Note 2)     188,594         27,371

     Total expenses                       188,594         27,371

     Income (Loss) before income taxes   (178,525)       (27,371)
     Income taxes                               -              -

Net income (loss)                      $ (178,525)     $ (27,371)

Net income (loss) per common share
           (Note 1)                    $      (.08)      $    (.02)


The accompanying notes are an integral part of these statements.

CAPITAL RESERVE CORPORATION
Consolidated Statements of Stockholders' Equity
Three Months' Ended March 31, 2000, and 1999


                     Class A            Class B
                      Stock              Stock
                     Common            Preferred

                                                     Accumulated
               Shares     Amount   Shares   Amount   Deficit
December 31,
  1997         546,045   3,138,102  250,000  50,000    (3,166,302)
Issuance of
 common
 Stock,
 net of
 offering Cost
 of $4,940     250,000      20,060       -      -              -
Net (loss)           -           -       -      -        (43,331)

December 31,
 1998          796,045    3,158,162 250,000 50,000   (3,209,633)


Conversion
 of Class B
 preferred
 stock into
 common
 stock         200,000      50,000 (250,000)(50,000)            -


Issuance of
 common
 stock, net
 of offering
 cost
 of $3,650   1,183,820     166,732         -       -             -
Net (loss)           -           -         -      -     (172,917)

December 31,
 1999        2,179,865   3,374,894         -      -   (3,382,550)

Issuance of
 common
 stock         505,000     252,500                              -

Net income
 (loss)              -           -        -        -    (178,525)


             2,684,865 $ 3,627,394        -    $   -$ (3,561,075)

CAPITAL RESERVE CORPORATION
Consolidated Statements of Cash Flows


                                       For the Three Months Ended March 31,

                                              2000        1999

Cash From Operating Activities:
  Net income (loss) from continuing
  Operations                              $ (178,525)   $ (27,371)
     Reconciling adjustments
     Depreciation and amortization               354             -


     Changes in operating assets and liabilities
     Accounts receivable                      83,089      (27,500)
     Loans receivable                       (786,105)            -
     Prepaid expenses and deposits            (7,367)            -
     Accounts payable and accrued expenses   512,387       (4,958)

     Net cash flows from operating
     Activities                             (376,166)     (59,829)


Cash From Investing Activities:
     Acquisition of oil and gas properties  (612,630)            -
     Acquisition of property and equipment   (44,880)            -
     Proceeds from (payments to) advances
     Payable                                (102,250)            -
     Proceeds from investor deposits       1,169,308             -

       Net cash flows from investing
       Activities                            409,548             -

Cash From Financing Activities:
     Long term debt                          206,970             -
     Issuance of common stock                252,500        61,500
     Offering costs                                -       (3,650)

     Net cash flows from financing
     Activities                              459,470        57,850

Net change in cash and cash equivalents      492,852       (1,979)
Cash at beginning of period                   14,057        11,517

Cash at end of period                   $    506,908      $  9,538

CAPITAL RESERVE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2000

Note 1 - Management's Statement

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Capital Reserve Corporation as of March
31, 2000, and the results of operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000, and 1999.
The Notes to Consolidated Financial Statements which are contained in the Form 10-KSB for the period ending
December 31, 1999, should be read in conjunction with these consolidated financial statements.

For the purposes of consolidation the exchange rate of
 .68890 from Canadian to U.S. dollars has been applied as at March 31,2000. Any transactions completed prior to March 31, 2000 are accounted at the then prevailing exchange rate as at the date of the transaction.

Organization

The Company was incorporated in Colorado in 1982, and operated an insurance agency and a life insurance company. The insurance business was sold in 1994.
The life insurance agency was retained, but is currently inactive.

The Company had minimal operating revenues after the sale of its life insurance company and rental property. Management had attempted to start a financial consulting and public relations business.
The Company entered into its first consulting agreement in January 1997 which terminated in 1998.
The Company virtually had no operations from the end of 1998 until late 1999. During that time, the Company attempted to located appropriate acquisition or merger candidates. In 1999, the Company's principal place of business moved to Canada. In
November 1999, the Company formed a wholly-owned subsidiary, Capital Reserve Canada Limited, an Alberta corporation ("Capital Canada"), to locate and acquire oil and gas producing assets in Canada.

During the quarter ended March 31, 2000, Capital
Canada entered into a five year lease agreement for 14,107 square feet of office and laboratory space in Calgary, Alberta. As at March 31, 2000 Capital Canada had sublet approximately 8,925 square feet of the building at the average rate of $16.81 per square foot, inclusive of operating costs, resulting in monthly payments of $12,500 (US). No written sublease agreement has been entered into as of March 31, 2000.
The lease agreement includes an option to purchase the building upon notification to the Landlord on or before June 30, 2000 with closing on or before July
31, 2000. The building is a total of 22,507 square feet and the purchase price is $1,552,275 (US). Upon exercise of the purchase option the landlord will apply to the purchase price 50% of the basic rent paid for a period of six months. Should Capital
Canada elect not to purchase the building then the landlord shall provide to Capital Canada a leasehold improvement allowance in the amount of $68,990 (US).
for leasehold improvements and shall pay to Capital
Canada the costs of any leasehold improvements which have been completed subject to the submission of invoices and any further leasehold improvements to a maximum of $68,990 US. For the purposes of this statement there has been no accrual made against commitments and contingencies to reflect the option to purchase or the recovery of leasehold improvements made to date which total $30,417(US). See below, "Note
2 - Commitments and Contingencies".

During the same period, Capital Canada also acquired a 5% percent working interest in producing oil and gas leases and a processing facility located in Alberta, known as Chestermere, for total cash and stock consideration of $900,000 CDN ($612,787 US). The
Company agreed to issue a total of 817,050 shares of common stock at $0.50 US per shares and paid a cash payment of $204,262 US. The cash portion of the consideration was raised from a $1 million CDN
($689,900 US) credit facility provided by Alberta
Treasury Branch. The shares had not yet been issued as at March 31, 2000.

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Consolidation

The consolidated financial statements include the Company, its wholly-owned subsidiaries, Wall Street
Investment Corporation (Wall Street) and Capital
Reserve Canada Limited. All significant intercompany accounts and transactions have been eliminated.

Depreciation

Depreciation has been provided in amounts sufficient to relate the costs of depreciable assets to operations over their estimated useful lives principally on the straight-line method. Real estate is depreciated over thirty to thirty-nine years, and other property is depreciated over three to seven years.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Treasury Stock


Treasury stock has been treated as common stock redeemed and cancelled, consistent with the Colorado
Revised Statutes.

Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed based on 2,218,711 and 1,261,045 weighted average number of common shares outstanding during the years ended March 31, 2000, and 1999, respectively. Fully diluted earnings per share are not presented because they are anti-dilutive.

Note 2 - Commitments and Contingencies

Effective January 15, 2000, the Company's wholly-owned subsidiary Capital Reserve Canada Limited, an Alberta corporation, entered into a five-year non-cancellable operating lease which provides for monthly lease payments, including operating costs, of $14,801 (US).
Minimum future rental payments under this lease with remaining terms in excess of one year are as follows.

2001           $177,617
2002           $177,617
2003           $177,617
2004           $177,617

Note 3 - Private Placement of Common Stock

The Company offered for sale up to 2,000,000 units of
common stock pursuant to Rule 506 promulgated by the
Securities and Exchange Commission under the
Securities Act of 1933 at $0.50 per unit, each unit
consisting of one share and one warrant to acquire a
like number of additional shares of common stock at
$1.00 per share.  As of March 31, 2000, the offering
was over-subscribed and the Company had received
$1,169,308 in subscription deposits.   The Company
elected to exercise its right under the terms of the offering to accept only a portion of each subscriber's subscription, and to allow each of them to apply the un-accepted portion towards the purchase price of the warrants issuable with the accepted portion of their subscriptions.

Note 4 -Loans Receivable & Loans Receivable - Long
Term

Loans Receivable of $242,434 represents the current portion of monies advanced to various unrelated corporations. These amounts bear interest calculated on the daily outstanding principal at 2% above prime rate and have terms of three years from date of the loan. Repayment terms are annually on the last day of each year.

Loans Receivable - Long Term of $543,670 represents the long term portion of monies advanced to various corporations. These amounts bear interest calculated on the daily outstanding principal at 2% above prime rate and have terms of three years from the date of the loans. Repayment terms are annually on the last day of each year.

Note 5 -Long Term Debt

The Company's subsidiary, Capital Canada has a $1 million ($689,900 US) demand revolving bank term facility with a Canadian banking institution. Under the terms of the agreement, the facility is initially capped at $300,000 ($206,970 US) and will increase pending successful closing of certain oil and gas leases currently under review. This amount has been drawn upon and represents the $206,970 reflected on the consolidated balance sheet of the Company. The loan bears interest at Bank of Canada prime plus 1% payable on the last day of each month. The revolving credit facility is subject to an annual review and specifies no repayment terms provided certain covenants related to the facility are met. As collateral security the Company's subsidiary, has pledged a $5 million ($3,449,500 US) floating charge debenture over all of its assets.

Note 6 - Accounts Payable and Advances Payable

Accounts Payable includes an amount of $408,525 which relates to the purchase of the Chestermere leases from Stone Canyon Resources Ltd. A total of 817,050 shares will be issued in settlement of this amount. As of March 31, 2000 the shares had not yet been issued.

Advances Payable of $52,750 are advances from various unrelated parties that bear no interest and have no stated terms of repayment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATION

GENERAL

Capital Reserve Corporation (the "Company") was incorporated under the laws of the State of Colorado on August 3, 1982. The Company is in the business of investments in oil and gas projects and real estate.

As of March 31, 2000, the Company has two (2) wholly-owned subsidiaries, Wall Street Investment
Corp., a Colorado corporation, and Capital Reserve
Canada Limited, an Alberta corporation,  ("Capital
Canada"). Capital Canada was incorporated on December 8, 1999 and is in the business of locating and acquiring oil and gas properties.

On March 1, 2000, the Company's wholly-owned subsidiary, Capital Canada, entered into an Asset
Purchase Agreement (the Asset Agreement) with Stone
Canyon Resources Ltd., an Alberta corporation (SCR).
Pursuant to the Asset Agreement, Capital Canada acquired all of the interests held by SCR in producing oil and gas leases and a processing facility located in Alberta, Canada, known as Chestermere. The purchase price for this acquisition was $900,000 CDN
(the U.S. dollar equivalent was $612,787), which was paid as follows: $300,000 CDN ($204,262 US) in cash and $600,000 CDN ($408,525 US) in shares of common stock of the Company, valued at $0.50 US per share which per share price was, converted to Canadian dollars by the average of US dollar buy and sell rates of the end of business the date immediately preceding the closing of the Asset Agreement. The closing was held on March 21, 2000. The Company issued 817,050 shares in connection with this transaction after March
31, 2000.

As of March 31, 2000, the Company had funded, by way of repayable loans, $187,752 for the development of a heavy-oil upgrading technology. The Company made these funds available to Texas T Petroleum Ltd., a Colorado corporation, of which Mr. James F. Marsh is president and a director; Mr. Marsh is also the president and a director of Capital Reserve Canada.
Texas T Petroleum Ltd. holds an option to purchase up to fifty percent (50%) of the outstanding shares of Carbon Resources Limited, a Cyprus corporation (CRL).
CRL holds the rights to a proprietary patented technology believed to be able to reduce by up to seventy percent (70%) the costs associated with upgrading heavy crude oil to light crude oil. In order to exercise the option and acquire the shares
Texas T must fund a total of $900,000USD.  As at March
31, 2000, Texas T had funded  $723,827.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at March 31, 2000, was
$294,521, as compared to $29,008. at March 31, 1999.
A majority of the Company's current assets are in the form of cash, which has been realized from the issuance of equity securities during the quarter.
However, since the Company does not have extensive sources of revenue, working capital could be depleted by operating expenses. Furthermore, if the Company should generate an operating loss for the current year comparable to the loss incurred for the year ended
December 31,1999, a substantial portion of the Company's remaining cash and working capital will be depleted. The Company had current liabilities of $560,379 at March 31, 2000, as compared to $8,030. at
March 31, 1999.


RESULTS OF OPERATIONS

The Company had total revenues of $25,000 for the three months ended March 31, 2000. For the three months ended March 31, 1999 the Company had no revenues. The Company's sources of revenue is limited to rental income of $13,717 per month and negligible revenues from a 5% working interest in oil and gas leases and a process facility, known as Chestermere.
Most of the rental income ($12,500) is associated with a five (5) year verbal sublease agreement; the other sublease agreement is only for one (1) year
($1,217) . While the sublease income meets the Company's monthly obligations under its lease agreement, there's no assurance that these relationships will continue beyond their current and respective terms. The Company expects to commence receiving interest income on the promissory note it holds from Texas T Petroleum Ltd. during the second quarter of fiscal year 2000. However, such amount will not meet the Company's other operating expenses.


The Company raised $252,500 from the sale of equity securities during the quarter ended March 31, 2000.
The Company also has proceeds from investor deposits of $1,169,308. It is not certain at this time what portion, if any, of such deposits will become proceeds from stock sales. However, the Company expects its current cash position, as a result of the proceeds that it has realized, will meet its operating expenses for the next twelve (12) months.

The Company intends to remain involved in Texas T's funding of the development of a heavy-oil upgrading technology, which is believed to reduce the costs of upgrading heavy crude to light crude oil by 70%.
Texas T's funding of such technology will result in ownership of fifty percent (50%) of such technology.
As of March 31, 2000, the Company has funded $187,752.
The Company's continued involvement in this project will require the Company to provide additional funds.
The amount of such additional funds has not been determined at this time. The Company, most likely, will need to attempt to raise additional funds from equity sales, borrowings, joint ventures or merger/acquisition candidates to meet the funding needs of this project. The Company presently carries the amounts funded to Texas T as loans on the books of the Company. The Company had previously negotiated a private placement to acquire shares of Texas T in exchange for the funding but has not yet completed the private placement and has not yet determined whether it will complete the private placement or if it will enter into negotiations for an interest in the technology.

General and administrative expenses for the three months ended March 31, 2000 were $188,594, compared to $27,371 for the same period in the previous year.

The net loss from continuing operations for the three months ended March 31, 2000, was $178,525, compared to $27,371 for the same period in the previous year.

     PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.      CHANGES IN SECURITIES

On July 22, 1999, the Company commenced a private
placement offering, pursuant to Rule 506 promulgated
by the Securities and Exchange Commission under the
Securities Act of 1933, of up to 2,000,000 of its
units, with each unit comprised of one share of common
stock and a warrant to purchase an additional share
for $1.00.  As of March 31, 2000, the offering was
over-subscribed and the Company has received
$1,169,308 in subscription deposits.   The Company
elected to exercise its right under the terms of the offering to accept only a portion of each subscriber's subscription, and to allow each of them to apply the un-accepted portion towards the purchase price of the warrants issuable with their subscriptions to date.

On March 21, 2000, the Company's wholly-owned subsidiary, Capital Canada, purchased and interest in certain oil and gas producing leases and a process facility located in Alberta, Canada, known as Chestermere. Part of the consideration for this purchase was the issuance of 817,050 shares of the Company's common stock. See above, ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION - GENERAL".

On March 23, 2000, the Company approved the issuance of 180,000 shares of its common stock to Pasha
Holdings Ltd. in settlement of debt incurred by the Company as a result of services rendered to it by Pasha Holdings Ltd. The Company's 180,000 shares were approved for issuance to settle $18,000 of debt, at a deemed price of $0.10 per share. The debt was reflected in accounts payable as at March 31, 2000.
As at March 31, 2000, the shares had not yet been issued.

On March 23, 2000, the Company approved its year 2000
Employees Stock Option and Stock Award Plan which authorized the issuance of 500,000 shares of common stock in exchange for bona fide services rendered. As at March 31,2000 no shares were issued under the 2000
Employees Stock Option and Stock Award Plan.
Subsequent to March 31, 2000, all 500,000 shares were issued to employees and consultants in exchange for bona fide services rendered.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

Not Applicable

ITEM 5.   OTHER INFORMATION


The Company's wholly-owned subsidiary, Capital Canada, acquired approximately 14,107 square feet of office and laboratory space in Calgary, Alberta Canada pursuant to a written five (5) year lease agreement.
Capital Canada will make lease payments totaling
$160,520 U.S. during the fiscal year ending December
31, 2000, and $177,617 U.S. each fiscal year thereafter. Capital Canada has the right to renew the lease for an additional five (5) years following the initial term. Capital Canada also has the right to purchase the premises (consisting of a total of approximately 22,507 square feet) at a price of $1,552,275 U.S. Such option to purchase must be exercised by delivering written notice to the owner of the building no later than June 30, 2000. In the event
Capital Canada elects to purchase the premises, fifty percent (50%) of six months of its basic rent payments would be credited towards the purchase price. The portion of the building currently not occupied by Capital Canada is subject to a lease agreement between the landlord and Toshiba, to which the purchase of the building would be subject. It is Capital Canada's understanding that such lease is to expire in fiscal year 2000 but that the parties have agreed to extend the lease for an additional five years. The landlord and Toshiba have also agreed that Toshiba will surrender 1,835 square feet of its space in connection with the renewal. Capital Canada and the landlord have agreed that Capital Canada shall take over such 1,835 square feet of space.

Capital Canada has reached a verbal agreement to sublet 4,345 square feet of its office space and 3,950 square feet of its laboratory facilities at the Calgary facilities for a term of five years, at the monthly rate of $12,500 U.S. Such agreement is finalization of a written agreement with standard terms and conditions. Such terms shall be finalized during the second quarter of fiscal year 2000. Such sublease shall meet nearly all of Capital Canada's total lease obligations during fiscal year 2000. In addition, such sublease agreement shall remain in place in the event Capital Canada elects to purchase the premises.

It is Capital Canada's intention to exercise its option to purchase these premises. It has begun discussions and negotiations with financial institution(s) regarding financing for the purchase.
(Note - all of the aforementioned dollar amounts are based on the prevailing conversion rate of exchange of Canadian dollars to US dollars on March 31, 2000.)
After the period ended March 31, 2000, the Company relocated its headquarters to these premises.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS


(a)      Exhibits:

REGULATION

S-B NUMBER                    EXHIBIT   REFERENCE

2.1  Stock Purchase Agreement dated July 29, 1994 (1) F1:   N/A
3.1 Articles of Incorporation, as amended (2)F2:       N/A
3.2  Amended Bylaws (9) F9:
      N/A
4.1  Form of Warrant Agreement (3) F3:
                         N/A
10.1 Stock Exchange Agreement dated April 29, 1988, between the
Company and the selling shareholders of First West Financial
Services, Inc. and First West
Life Insurance Company (4)F4:              N/A
10.2 Supplemental Agreement dated June 17, 1988, between the
Company and
the selling shareholders of First West Financial Services, Inc. (4)
F4:       N/A
10.3 Order of John Kezer, Insurance Commissioner of the State of
Colorado     N/A
dated June 29, 1988 (4) F4:
10.4 Supplemental  Agreement (A) dated June 21, 1988, between the
Company  and the selling shareholders of First West Financial (4)
F4:                 N/A
10.5  Promissory Note payable to Joseph T. Flynn, Dennis G. Haley,
and Donald Yee (5) F5:   N/A
10.6      Promissory Note payable to the Company from Joseph T.
Flynn and
Jacqueline M. Flynn (5) F5:   N/A
10.7      Real estate conveyance documents for purchase of 7860 E.
Berry Place (6) F6: N/A
10.8      Stock Purchase Agreement with Philip A. Bates dated
December 1, 1993(7) F7:       N/A
10.9      Settlement Agreement and Mutual General Release by and
between Joseph
T. Flynn, Jacqueline M. Flynn, Capital Reserve Corporation,  and
Ralph Newton (8) F8:     N/A
10.10     Contract to Buy and Sell Real Estate for sale of 7860
East Berry Place.(10) F10:    N/A
10.11     Settlement Agreement (11) F11:
          N/A
10.12     Sub-Contracting Agreement with Columbia Financial Group
(12) F12:      N/A
10.13     Management Agreement with Mr. Loder (13) F13:
                    N/A
10.14     Lease Agreement dated January 15, 2000
by and between Capital Reserve Canada Limited and
319835 Alberta Ltd. (14) F14:                               N/A
10.15     Purchase and Sale Agreement dated
March 1, 2000 by and between Capital Reserve
Canada Limited and Stone Canyon Resources Limited (15) F15:   N/A
27   Financial Data Schedule                         Filed herewith
--------------------------
FN:
F1:
(1)      Incorporated by reference to the Exhibits
filed with the Company's Form 8-K dated October 14,
1994.

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

F14:
(14) Incorporate by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

F15:
(15) Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

(B)   REPORTS ON FORM 8-K:

NONE


 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL RESERVE CORPORATION

(Registrant)

Date: May  17, 2000


By:/S/  W. Scott Lawler
President


