Form 10QSB
period 2000-06-30
CAPITAL RESERVE CORP
filed 2000-08-14
CIK 707674

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

                                  (Mark One)

[x] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2000

[ ] TRANSITION REPORT PURSUANT SECTION 13 OF 15(D)
 OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

                         Commission file number 0-17232

                          CAPITAL RESERVE CORPORATION
                      Exact name of small business issuer
                          as specified in its charter)

COLORADO                               84-0888594
State or other jurisdiction            (IRS Employer
Of incorporation or organization       Identification No.)

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

6,029,726 shares of common stock, no par value, as of August 7, 2000.

Transitional Small Business Disclosure Format
(check one):  Yes___ No _X_

PART I FINANCIAL INFORMATION

ITEM I FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-
01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

                                               Page

Independent Auditors' Review                      3

Consolidated Financial Statements

Balance Sheet                                     4

Statements of Operations                          5

Statements of Stockholders' Equity                6

Statements of Cash Flows                          7

Notes to Consolidated Financial Statements  8 to 11


Review Report of Independent Certified Public
Accountant

Board of Directors
Capital Reserve Corporation

We have reviewed the accompanying balance sheet of Capital Reserve Corporation as of June 30, 2000, and the related statements of operations and cash flows for the three and six months then ended in accordance with Statements of Standards for Accounting and Review Services issued by the American Institute of Certified Public
Accountants. All information included in these financial statements is the representation of the management of Capital Reserve Corporation.

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




Miller and McCollom, CPA's


                   CAPITAL RESERVE CORPORATION
                   Consolidated Balance Sheet
                          June 30, 2000

ASSETS
CURRENT ASSETS
 Cash                                                          $
                                                          25,275
 Accounts receivable                                      96,590
 Loans receivable                                        293,445
 Prepaid expense                                          32,450

     Total current assets                                447,760

LOANS RECEIVABLE - LONG TERM                             699,477

FIXED ASSETS
 Oil and gas leases                                      623,420
 Buildings                                               549,636
 Leasehold improvements (net of accumulated               30,247
depreciation of $2,535)
 Office equipment and computers (net of accumulated       24,457
depreciation of $1,684)

     Total fixed assets                                1,227,760

     Total assets                                     $2,374,997

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                     $   26,330
 Accrued expenses                                         15,058
 Current portion of long-term debt                        46,899

     Total current liabilities                            88,287

 Advances payable                                         86,750
 Shareholders' deposits                                  573,179
 Long-term debt                                          539,976


     Total liabilities                                 1,288,192


STOCKHOLDERS' DEFICIT (Notes 1, 4 and 5)
 Class A common stock - authorized 20,000,000 shares
  of no par value; issued and outstanding 5,313,922    4,791,832
  shares
 Accumulated deficit                                  (3,705,027)

     Total stockholders' equity                        1,086,805

Total liabilities and stockholders' equity            $2,374,997

These notes to these financial statements should be read in conjunction with the Audited Financial
Statements for the fiscal year ended
December 31, 1999.


                   CAPITAL RESERVE CORPORATION
              Consolidated Statements of Operations
             Six Months Ended June 30, 2000 and 1999

                            For the Three       For the Six Months
                               Months           Ended June 30
                            Ended June 30
                           --------------
                           2000     1999        2000        1999

Revenue
 Oil and gas revenue            $   $           $           $
                           11,942   -           11,942      -
 Operating costs            7,091   -           7,091       -


     Gross Profit           4,851   -           4,851       -

 Rental income                  $   $           $           $
                           43,505   -           68,505      -
 Cost of goods sold        24,385   -           39,904      -


     Gross Profit          19,120   -           28,601      -

 Interest income           25,091   -           25,679      -

Expenses
 General and              193,014   26,730      381,608     54,101
administrative


     Total expenses       193,014   26,730      381,608     54,101


Income (Loss) before
income taxes             (143,952) (26,730)    (322,477)   (54,101)
     Income taxes               -   -           -           -


Net income (loss)       $(143,952)$(26,730)   $(322,477)  $(54,101)
Net income(loss)per
common share            $    (.04)$   (.02)   $    (.10)  $   (.04)



The notes to these financial statements should be read in conjunction with the Audited Financial
Statements for the fiscal year ended
December 31, 1999.


                   CAPITAL RESERVE CORPORATION
         Consolidated Statements of Stockholders' Equity
            Six Months Ended June 30, 2000, and 1999

                        Class A          Class B
                         Stock           Stock
                         Common          Preferred



                                                           Accumulated
                   Shares    Amount      Shares    Amount     Deficit

December 31, 1997  546,045   3,138,102   250,000   50,000    (3,166,302)
Issuance of
common stock,
net of offering
cost of $4,940     250,000   20,060      -         -          -

Net (loss)               -   -           -         -          (43,331)

December 31, 1998  796,045   3,158,16    250,000    50,000  (3,209,633)

Conversion of
Class B
preferred stock
into common stock   200,000   50,000    (250,000)   (50,000)    -

Issuance of
common
stock, net of
offering cost
of $3,650         1,183,820  166,732    -            -          -

Net (loss)          -           -       -            -       (172,917)


Dec 31, 1999      2,179,865 3,374,894   -             -      (3,382,550)

Issuance of
common
stock to acquire
oil and
gas leases           817,050  408,525    -            -       -

Issuance of
common stock,
net of offering
cost of $64,800    1,541,494  910,315

Issuance of
shares for
services rendered    775,513   98,098

Net income (loss)           -        -           -         -   (322,477)


                   5,313,922   $4,791.832        -     $   -  $(3,705,027)


The notes to these financial statement should be read in conjunction with the Audited Financial
Statements for the fiscal year ended
December 31, 1999.



                   CAPITAL RESERVE CORPORATION
              Consolidated Statements of Cash Flows

                                            For the Six Months
                                              Ended June 30,
                                             2000      1999
Cash From Operating Activities:
 Net income (loss) from continuing
operations                                 $(322,477)  $(54,101)
 Reconciling adjustments
  Depreciation and amortization                4,236          -
  Issuance of shares for services             98,098
  Acquisition of property                    408,525
 Changes in operating assets and
liabilities
  Accounts receivable                         36,279    (17,500)
  Loans receivable                          (992,923)         -
  Prepaid expenses and deposits               15,960          -
  Accounts payable and accrued expenses       40,295      3,560


     Net cash flows from operating          (712,007)   (68,041)
     activities

Cash From Investing Activities:
 Acquisition of oil and gas properties      (623,420)         -
 Acquisition of property and equipment      (608,576)         -
 Proceeds from (payments to
 advances payable                           (68,250)          -
 Proceeds from investor deposits             573,179

     Net cash flows from
 investing activities                       (727,067)         -

Cash From Financing Activities:
 Long term debt                              539,976          -
 Issuance of common stock                    975,117     61,500
 Offering costs                             (64,800)     (3,650)

     Net cash flows from
 financing activities                       1,450,293    57,850

Net change in cash and cash equivalents       11,219    (10,191)
Cash at beginning of period                   14,056     11,517

Cash at end of period                      $ 25,275    $  1,326


The notes to these financial statements should be read in conjunction with the Audited Financial
Statements for the fiscal year ended
December 31, 1999.



CAPITAL RESERVE CORPORATION
CAPITAL RESERVE CORPORATION
Notes to Consolidated Financial Statements

June 30, 2000


Note 1 - Management's Statement


In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Capital Reserve
Corporation as of June 30, 2000, and the results of operations for the three months and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000, and 1999. The
Notes to Consolidated Financial Statements, which are contained in the Form 10-KSB for the period ending December 31, 1999, should be read in conjunction with these consolidated financial statements.

For the purposes of consolidation the exchange rate of .67440 from Canadian to U.S. dollars has been applied as at June 30, 2000. Any transactions completed prior to June 30, 2000 are accounted at the then prevailing exchange rate as at the date of the transaction.

Organization

The Company was incorporated in Colorado in 1982, and operated as an insurance agency and a life insurance company. The insurance business was sold in 1994.

The Company had minimal operating revenues after the sale of its life insurance company and rental property. Management attempted to start a financial consulting and public relations business. The Company entered into its first consulting agreement in January 1997, which expired in 1998. The Company virtually had no operations from the end of 1998 until late 1999.
During that time, the Company attempted to locate appropriate acquisition or merger candidates. In
1999, the Company's principal place of business moved to Canada. In November 1999, the Company formed a wholly-owned subsidiary, Capital Reserve
Canada Limited, an Alberta corporation ("Capital
Canada"), to locate and acquire producing oil and gas assets in Canada.

Operations


Lease Agreement/Acquisition of Commercial
Property:  During the quarter ended March 31,
2000, Capital Canada entered into a five-year lease agreement for 14,107 square feet of office and laboratory space in Calgary, Alberta. The lease agreement included an option to purchase the building on or before July 31, 2000. The building is a total of 22,507 square feet and the purchase price is $1,552,275. Capital Canada gave notification to the landlord of its intent to purchase the building on June 30, 2000. Under the terms of the purchase option, the landlord will apply 50% of the basic rent paid for a period of six months to the purchase price. The landlord, Capital Canada and the Company have agreed to extend the closing date to August 31, 2000. The
Company has applied for financing of $1,079,040
($1,600,000CDN) to close the purchase. In consideration for the extension to August 31, 2000 the Company placed the down payment of $378,876
($559,722 CDN) in trust and agreed to a penalty of $67,440 ($100,000.00CDN) should it fail to close on or before August 31, 2000. For the purposes of this statement, there has been no accrual made against commitments and contingencies to reflect the option to purchase. See below, "Note 2 -
Commitments and Contingencies".  As at June 30,
2000 Capital Canada had sublet approximately 9,633 square feet of the building to three tenants under sublease arrangements resulting in monthly payments of $14,195.

Oil and Gas Acquisition:  During the quarter ended
March 31, 2000, Capital Canada also acquired a 5% percent working interest in producing oil and gas leases and a processing facility located in Alberta, known as Chestermere, for total cash and stock consideration of $612,787 ($900,000 CDN).
The Company agreed to issue a total of 817,050 shares of common stock at $0.50 per share and paid a cash payment of $204,262.

The cash portion of the consideration was raised from a $689,900 ($1 million CDN) credit facility provided by Alberta Treasury Branch to Capital
Canada.

Acquisition of Residential Property: In connection with the Consulting Agreement agreed to between the Company and its President, Mr. W.
Scott Lawler (see " - Consulting Agreements" below), the Company purchased a home in the City of Calgary for Mr. Lawler's personal use. The purchase price of the home was $550,015
($815,000CDN). The Company assumed a variable interest rate mortgage from Alberta Treasury
Branch in the amount of $384,554 amortized over 25 years. On May 1, 2005, the loan can either be repaid or renewed with the interest rate converted to the then prevailing rate. Title to such property is in the name of the Company. Mr.
Lawler provided funds to the Company in the amount of $167,842 to pay for the down payment and all closing costs associated with the purchase. The funds were provided in the form of a subscription for shares of the Company's common stock. See
"Note 3 - Private Placements of Common Stock."
The monthly payments of principal and interest are $2,636, which Mr. Lawler is obligated to make, along with all payments for property taxes, property insurance and maintenance.



If and when the property is sold, the Company will
receive any and all gains (and/or losses) from
such sale, less the cost of any pre-approved
improvements to the property paid for by Mr.
Lawler.  However, Mr. Lawler has the option of
acquiring title to the property (and thus all
resulting gains or losses) by: (a) assuming or
paying off the Company's mortgage; and (b)
surrendering to the Company the 167,842 shares of
common stock obtained from the Company in a
private placement. See "Note 3 - Private
Placements of Common Stock."

Consulting Agreement

As of April 24, 2000, the Company entered into a
Consulting Agreement with its President and a
member of its Board of Directors, Mr. W. Scott
Lawler, pursuant to which Mr. Lawler agreed to
relocate to Calgary, Alberta, Canada, to work at
the Company's facilities in Calgary and devote
more substantial time to the operations of the
Company.  The term of the Consulting Agreement is
two (2) years, with an option on Mr. Lawler's part
to extend for one (1) additional year.  Mr. Lawler
will receive an annual salary of $75,000.00, plus
stock options (at terms yet to be determined) and
automatic annual salary increases of fifteen
percent (15%).  As a further inducement to Mr.
Lawler to move to Calgary on the Company's behalf,
the Company purchased a home for Mr. Lawler's
personal use.  In turn, Mr. Lawler is responsible
for all payments on the mortgage, for property
insurance, for property taxes and for maintenance.
Mr. Lawler provided the down payment and the
closing costs associated with the purchase.   See
" - Acquisition of Residential Property" above.

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Consolidation

The consolidated financial statements include the Company and its wholly-owned subsidiary, Capital
Reserve Canada Limited. All significant inter-company accounts and transactions have been eliminated.

Depreciation

Depreciation has been provided in amounts sufficient to relate the costs of depreciable assets to operations over their estimated useful lives principally on the straight-line method from two (2) to five (5) years.

Treasury Stock

Treasury stock has been treated as common stock redeemed and canceled consistent with the Colorado
Revised Statutes.

Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed based on 3,242,570 and 1,339,691 weighted average number of common shares outstanding during the six (6) month periods ended June 30, 2000 and 1999, respectively. Fully diluted earnings per share are not presented because they are anti-dilutive.

Note 2 - Commitments and Contingencies

Effective January 15, 2000, the Company's wholly-owned subsidiary, Capital Canada, an Alberta corporation, entered into a five-year non-cancellable operating lease which provides for monthly lease payments, including operating costs, of $14,801. Minimum future rental payments under this lease with remaining terms in excess of one year are as follows.

2001             $177,617
2002             $177,617
2003             $177,617
2004             $177,617

See "Note 1 - Operations - Lease
Agreement/Acquisition of Commercial Property"

Note 3 - Private Placement of Common Stock

During the fiscal year ended December 31, 1999, the Company offered for sale up to 2,000,000 units of common stock pursuant to Rule 506 promulgated by the Securities and Exchange Commission under the Securities Act of 1933 at $0.50 per unit, each unit consisting of one share and one warrant to acquire a like number of additional shares of common stock at $1.00 per share. As of June 30, 2000, the offering was over-subscribed and the Company had received a total of $1,412,415 in subscription deposits (net of refunded subscriptions). The Company elected to exercise its right under the terms of the offering to accept only a portion of each subscriber's subscription, and to allow each of them to apply the un-accepted portion towards the purchase price of the warrants issuable with the accepted portion of their subscriptions. As at June 30, 2000, the offering was fully subscribed and subscribers had elected to exercise a total of 415,730 warrants.
As at June 30, 2000 a total of 744,238 common shares remained reserved for issue under the offering. The total net proceeds to the Company from this offering, including $415,730 from the exercise of warrants and net of commissions and finders fees, was $1,350,930.

In connection with the purchase of real estate discussed above (See "Note 1 - Operations -
Acquisition of Residential Property"), the
Company's President, Mr. W. Scott Lawler provided the Company with funds in the aggregate amount of $167,842. These funds were used by the Company to cover the down payment and closing costs associated with such purchase. Subsequent to the quarter ended June 30, 2000, the Company and Mr.
Lawler agreed that such funds would be used by the Company as subscription proceeds from Mr. Lawler to purchase 167,482 shares of the Company's common stock at $1.00 per share. The shares are to be issued pursuant to the exempt from registration found in Rule 506 promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The net proceeds to the Company realized from this offering was $167,842, as this offering was made without the use of any agent or salesman and was conducted without any costs, commissions or finders' fees.

Note 4 -Loans Receivable & Loans Receivable - Long
Term


Loans   Receivable  of  $293,445  represents   the
current  portion  of  monies advanced  to  various
unrelated   corporations.   These   amounts   bear
interest   calculated  on  the  daily  outstanding
principal at 2% above prime
rate and have terms of three years from date of the loan. Repayment terms are annually on the last day of each year.

Loans Receivable - Long Term of $699,477 represents the long term portion of monies advanced to various corporations. These amounts bear interest calculated on the daily outstanding principal at 2% above prime rate and have terms of three years from the date of the loans. Repayment terms are annually on the last day of each year.

Note 5 -Long Term Debt

The  Company's subsidiary, Capital  Canada  has  a
$674,400  ($1  million CDN) demand revolving  bank
term facility with a Canadian banking institution.
Under the terms of the agreement, the facility  is
initially  capped at $202,320 ($300,000  CDN)  and
will   increase  pending  successful  closing   of
certain oil and gas leases currently under review.
This  capped  amount  has  been  drawn  upon   and
represents  $202,320  of the amount  of  long-term
debt  reflected on the consolidated balance  sheet
of  the  Company.  The loan bears interest at  the
Bank  of Canada prime rate plus 1% payable on  the
last  day  of  each  month.  The revolving  credit
facility  is  subject  to  an  annual  review  and
specifies  no  repayment  terms  provided  certain
covenants  related to the facility  are  met.   As
collateral security the Company's subsidiary, has pledged a $3,372,000 ($5 Million CDN) floating charge debenture over all of its assets.

Note 6 - Advances Payable

Advances Payable of $86,750 are advances from various unrelated parties that bear no interest and have no stated terms of repayment.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

GENERAL

Capital Reserve Corporation (the "Company") was incorporated under the laws of the State of Colorado on August 3, 1982. The Company is in the business of investments in oil and gas projects and real estate.

As of June 30, 2000, the Company has one (1) wholly-owned subsidiary, Capital Reserve Canada
Limited, an Alberta corporation ("Capital
Canada"). Capital Canada was incorporated on December 8, 1999 and is in the business of locating and acquiring oil and gas properties. The
Company's other subsidiary, Wall Street
Investments Corp. had no activity for the last two
(2) years and has been dissolved.

On March 1, 2000, the Company's wholly-owned subsidiary, Capital Canada, entered into an Asset
Purchase Agreement (the "Asset Agreement") with
Stone Canyon Resources Ltd., an Alberta
corporation, ("SCR").  Pursuant to the Asset
Agreement, Capital Canada acquired all of the interests held by SCR in certain producing oil and gas leases and a processing facility located in Alberta, Canada, known as Chestermere. The purchase price for this acquisition was $612,787
($900,000 CDN) which was paid as follows: $204,262
($300,000 CDN) in cash and $408,525 ($600,000 CDN)
in shares of common stock of the Company, valued at $0.50 US per share which per share price was converted to Canadian dollars by the average of US dollar buy and sell rates of the end of business on the date immediately preceding the closing of the Asset Agreement. The closing was held on March 21, 2000. The Company issued 817,050 shares in connection with this transaction on June 8, 2000.

As of June 30, 2000, the Company had funded, by way of repayable loans, $505,806 for the development of a heavy-oil upgrading technology.
The Company made these funds available to Texas T Petroleum Ltd., a Colorado corporation, of which Mr. James F. Marsh is president and a director; Mr. Marsh is also the president and a director of Capital Canada. Texas T Petroleum Ltd.
holds an option to purchase up to fifty percent
(50%) of the outstanding shares of Carbon
Resources Limited, a Cyprus corporation (CRL).
CRL holds the rights to a proprietary patented technology believed to be able to reduce by up to seventy percent (70%) the costs associated with upgrading heavy crude oil to light crude oil. In order to exercise the option and acquire the shares Texas T must fund a total of $900,000. As at June 30, 2000, Texas T had funded $860,022 which is secured by an assignment of Texas T's option to acquire an interest in the technology.

As of June 30, 2000, the Company had also funded
to SCR, by way of repayable loans, $430,814 for
working capital to allow for development of a gas-
to-liquids technology.    The loan accrues
interest at the rate of 2% over prime. Subsequent to the quarter ended June 30, 2000, SCR repaid the principal amount of such loan plus all accrued interest thereon.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at June 30, 2000, was $359,473 as compared to $2,278 at June 30, 1999. A majority of the Company's current assets are in the form of accounts receivable and loans receivable. Since the Company does not have extensive sources of revenue, working capital could be depleted by operating expenses.
Furthermore, if the Company should generate an operating loss for the current year comparable to the loss incurred for the year ended December
31,1999, a substantial portion of the Company's remaining cash and working capital will be depleted. The Company had current liabilities of $88,287 at June 30, 2000, as compared to $16,548 at June 30, 1999.

RESULTS OF OPERATIONS

The Company had total revenues of $106,126 for the six (6) months ended June 30, 2000.
Comparatively, for the six months ended June 30, 1999, the Company had no revenues. The Company's revenues from the current quarter were not sufficient to meet its total operational expenses.
The Company's sources of revenue are limited to monthly rental income of $14,195, interest income of approximately $8,000 per month and less than $3,000 per month from a 5% working interest in oil and gas leases and a process facility, known as Chestermere.

Most of the monthly rental income ($12,500 of a total of $14,195) is associated with a five (5) year written sublease agreement. The Company has two (2) other written sublease agreements (one that expires in April 2001 and the other expires in January 2005), which have in the aggregate monthly rental income of $1,700. The Company incurred cost of goods sold associated with the rental income for this quarter in the amount of $24,385, which amount represents a pro rata portion of the Company's obligations under its lease. While the income from the first sublease meets the Company's monthly obligations under its lease agreement, there is no assurance that these relationships will continue beyond their current and respective terms.

The Company has shown on its statements of operations as interest income the amount of interest that has accrued on the promissory notes it holds from Texas T Petroleum Ltd. and SCR during the quarter ended June 30, 2000. $14,566 has accrued on the note from Texas T Petroleum and $10,525 has accrued on the note from Stone Canyon
Resources.

As the result of the sale of its securities in a private placement, which was commenced in fiscal year 1999 (see "ITEM 2. CHANGES IN SECURITIES"), the Company received $754,705 in gross proceeds during the quarter ended June 30, 2000, and $1,412,415 in gross proceeds for the six (6) month period ended June 30, 2000.

The Company intends to remain involved in Texas
T's funding of the development of a heavy-oil upgrading technology, which is believed to reduce the costs of upgrading heavy crude to light crude oil by 70%. Texas T's funding of such technology will result in ownership of fifty percent (50%) of the entity that owns such technology, Carbon
Resources Limited. As of June 30, 2000, the
Company has funded $505,806. The Company's continued involvement in this project will require the Company to provide additional funds. The amount of such additional funds has not been determined at this time.

The Company, most likely, will need to attempt to raise additional funds from equity sales, borrowings, joint ventures or merger/acquisition candidates to meet the funding needs of this project and also its operating expenses.

General and administrative expenses for the six
(6) months ended June 30, 2000 were $381,608 compared to $54,101 for the same period in the previous year.

The net loss from continuing operations for the six (6) months ended June 30, 2000, was $322,477 compared to $54,101 for the same period in the previous year.

PART II  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.      CHANGES IN SECURITIES

On July 22, 1999, the Company commenced a private placement offering, pursuant to Rule 506 promulgated by the Securities and Exchange
Commission under the Securities Act of 1933, of up to 2,000,000 of its units, with each unit comprised of one share of common stock and a warrant to purchase an additional share for $1.00.
As of March 31, 2000, the offering was over-subscribed and the Company had received $1,412,415 in subscription deposits. During the quarter ended June 30, 2000, the Company elected to exercise its right under the terms of the offering to accept only a portion of each subscriber's subscription, and to allow each of them to apply the un-accepted portion towards the purchase price of the warrants issuable with their subscriptions to date. As a result, the subscribers had elected to exercise a total of 415,730 warrants. The total proceeds to the Company from this offering, including $415,730 from the exercise of warrants, and net commissions and finders fees, was $1,350,930.

On March 21, 2000, the Company's wholly-owned subsidiary, Capital Canada, purchased an interest in certain oil and gas producing leases and a process facility located in Alberta, Canada, known as Chestermere. As part of the consideration for this purchase, the Company, on June 8, 2000, issued 817,050 shares of it's common stock. "ITEM
2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION - GENERAL".

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS

Not Applicable

ITEM 5.   OTHER INFORMATION

The Company's wholly-owned subsidiary, Capital
Canada, acquired approximately 14,107 square feet of office and laboratory space in Calgary, Alberta
Canada, pursuant to a written five (5) year lease agreement. The lease agreement provides that Capital Canada would make lease payments totaling
$160,520 during the fiscal year ending December
31, 2000, and $177,617 each fiscal year
thereafter. Capital Canada also has the right to purchase the premises (consisting of a total of approximately 22,507 square feet) at a price of $1,552,275. On June 30, 2000, Capital Canada gave notification to the landlord of its intent to purchase the building. The landlord and Capital
Canada have agreed to extend the closing date of the purchase to August 31, 2000. In the event
Capital Canada elects to purchase the premises, fifty percent (50%) of six months of its basic rent payments would be credited towards the purchase price. The portion of the building currently not occupied by Capital Canada is subject to a lease agreement between the landlord and Toshiba, to which the purchase of the building would be subject. It is Capital Canada's understanding that such lease is to expire in fiscal year 2005.

Capital Canada has also agreed with the landlord to add 1,835 square feet of office space in the building to the lease. This agreement is effective
August 1, 2000 and will be sublet to an existing sub-tenant.

Capital Canada has entered into written sublease agreement with a five (5) year term to sublet
4,345 square feet of its office space and 3,950 square feet of its laboratory facilities at the Calgary facilities for a term of five years, at the monthly rate of $12,500. Such sublease shall meet nearly all of Capital Canada's total lease obligations during fiscal year 2000. In addition, such sublease agreement shall remain in place in the event Capital Canada elects to purchase the premises. Capital Canada has entered into two (2) other written sublease agreements, one for a one
(1) year term and the other for a five (5) year term. Collectively, such subleases have monthly lease rates of $1,700.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)  Exhibits.

REGULATION
S-B
NUMBER  EXHIBIT                             REFERENCE

2.1     Stock Purchase Agreement dated
        July 29, 1994 (1) F1:                       N/A
3.1     Articles of Incorporation, as
        amended (2) F2:                             N/A
3.2     Amended Bylaws (3) F3:                      N/A
4.1     Form of Warrant Agreement (4) F4:           N/A
27       Financial Data Schedule                     Filed herewith
--------------------------
 FN:
 F1:
(1) Incorporated by reference to the Exhibits filed with the Company's Fom 8-K dated October 14,
1994.

 F2:
(2) Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended December
31, 1990.

 F3:
(3) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form
10-KSB for the fiscal year ended December 31, 1994.

 F4:
(4) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-18, Registration No. 33-21118-D.


NONE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL RESERVE CORPORATION
(Registrant)

Date: August 11, 2000


By:/S/  W. Scott Lawler
President