Form 10QSB
period 2000-09-30
CAPITAL RESERVE CORP
filed 2000-11-14
CIK 707674

25


           U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                         FORM 10-QSB

                         (Mark One)

[x]  QUARTERLY REPORT PURSUANT SECTION 13 OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:    September 30, 2000

[  ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF  THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

               Commission file number 0-17232

                 CAPITAL RESERVE CORPORATION
            (Exact name of small business issuer
                as specified in its charter)

COLORADO                                   84-0888594
(State or other                            (IRS Employer
jurisdictionof                          Identification No.)
incorporation or organization)

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

     6,536,393 shares of common stock, no par value, as of November 14, 2000.

Transitional Small Business Disclosure Format (check one):
Yes___ No _X_





                PART I FINANCIAL INFORMATION

ITEM I FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

                                        Page

Independent Auditors' Review                 3

Consolidated Financial Statements

Balance Sheet                                4

Statements of Operations                     5

Statements of Stockholders' Equity           6

Statements of Cash Flows                     7

Notes to Consolidated Financial Statements        8 to 11

Review Report of Independent Certified Public Accountants

Board of Directors - Capital Reserve Corporation

We have reviewed the accompanying balance sheet of Capital Reserve Corporation as of September 30, 2000 and the related statements of operations for the three and nine month periods then ended and statement of cash flow for nine month period ended September 30, 2000, in accordance with Statements of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of Capital Reserve Corporation.

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

Miller and MCCollum, CPA's
Lakewood, Colorado
November 14, 2000


              CAPITAL RESERVE CORPORATION
              Consolidated Balance Sheet
                  September 30, 2000

CURRENT ASSETS

Cash                                       $14,128
Accounts Receivable                        17,348
Loans Receivable                           503,814
Prepaid Expense                            39,757

Total Current Assets                       575,047

LOANS RECEIVABLE - LONG TERM               1,406,583

FIXED ASSETS

Oil and Gas Leases                         692,003
Buildings                                  2,090,011
Office Equipment and Computers
(Net of Accumulated Depreciation of $3,320 22,134

Total Fixed Assets                         2,804,148

Total Assets                               4,785,778

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                           57,002
Accrued Expenses                           15,000
Current Portion of Long-Term Debt          156,850

Total Current Liabilities                  228,852

Advances Payable                           469,360
Shareholders' Deposits                     212,970
Long-Term Debt                             1,489,244

Total Liabilities                          2,400,426

STOCKHOLDERS' DEFICIT (Notes 1, 4 and 5)

Class A Common Stock Authorized 20,000,000 Shares
of no par value; issued and outstanding
6,536,393 shares                            6,094,069
Accumulated Deficit                         (3,708,717)
Total Stockholders' Equity                  2,385,352
Total Liabilities and Stockholders' Equity  4,785,778


           Commitments and Contingencies - Note 2
  The notes to these financial statements should be read in
                    conjunction with the
   Audited Financial Statements for the fiscal year ended
                     December 31, 1999.

                 CAPITAL RESERVE CORPORATION
            Consolidated Statement of Operations
            Nine Months Ended September 30, 2000

                      For the Three Months For the Nine Months
                      Ended September 30   Ended September 30
                      2000     1999    2000     1999
Revenue
Oil and Gas Revenue   $ 41,013 $ -     $52,955  $-
Operating Costs       26,740     -     33,831   -
Gross Profit          14,273     -     19,124   -
Rental Income         32,629     -     101,134  -
Cost of Goods Sold    25,835     -     65,739   -
Gross Profit          6,794      -     35,395   -

Interest Income       24,527     -     50,206   -

Expenses

General and
   Administrative     49,284   26,354    430,892    80,455
Total Expenses        49,284   26,354    430,892    80,455
Income (Loss) Before
   Income Taxes       (3,690) (26,354)  (326,167)  (80,455)
Income Taxes            -        -         -         -
Net Income (Loss)     (3,690) (26,354)  (326,167)  (80,455)
Net Income (Loss) Per
  Common Share        $(0.00)   (0.02)     (0.08)    (0.06)

  The notes to these financial Statements should be read in
                    conjunction with the
   Audited financial Statements for the fiscal year ended
                     December 31, 1999.

              CAPITAL RESERVE CORPORATION
    Consolidated Statements of Stockholders' Equity
     Nine Months Ended September 30, 2000 and 1999

            Class A Stock     Class B  Stock
               Common           Preferred

            Shares     Amount     Shares   Amount    Accumulated
                                                     Deficit
December   546,045     3,138,102  250,000   50,000   (3,166,302)
31, 1997

Issuance   250,000   20,060        -          -         -
of Common
Stock,
Net of
Offering
Costs of
$4,940

Net              -        -        -          -         (43,331)
(Loss)

December    796,045  3,158,162    250,000   50,000    (3,209,633)
31, 1998

Conversion  200,000     50,000   (250,000) (50,000)        -
of Class B
Preferred
Stock
Into
Common
Stock

Issuance  1,183,820    166,732        -        -         -
of Common
Stock,
Net of
Offering
Costs of
$3,650

Net              -        -           -        -      (172,917)
(Loss)

December     2,179,865  3,374,894     -        -    (3,382,550)
31, 1999

Issuance       817,050    408,525     -        -         -
of Common
Stock to
Acquire
Oil and
Gas
Leases

Issuance     2,348,235  1,796,820
of Common
Stock,
Net of
Offering
Costs of
$64,800

Issuance       775,513     98,098
of Shares
for
Services
Rendered

Warrants       415,732    415,732
Exercised

Net               -           -            -        -     326,167
Income
(Loss)

             6,536,395  6,094,069          -        -  (3,708,717)

  The notes to these financial statements should be read in conjunction with the Audited Financial Statements for the fiscal year ended December 31, 1999.

                 CAPITAL RESERVE CORPORATION
            Consolidated Statements of Cash Flows

                                                    For the Nine
                                                    Months Ended
                                                    September 30
                                               2000           1999
Cash From Operating Activities:
Net Income (Loss) From Continuing Operations $(326,167)       $(80,455)

Reconciling Adjustments
Depreciation and Amortization                    7,303           -
Issuance of Shares for Services                 98,098
Acquisition of Property                        408,525

Changes in Operating Assets and Liabilities
Accounts Receivable                            115,518         (72,000)
Loans Receivable                              (972,897)          -
Prepaid Expenses and Deposits                    8,656           -
Accounts Payable and Accrued Expenses          180,860          13,662

Net Cash Flows from Operating Activities      (480,104)       (138,793)

Cash From Investing Activities:
Acquisition of Oil and Gas Properties         (692,002)           -
Acquisition of Property and Equipment       (2,119,448)           -
Proceeds from (Payments to) Advances
   Payable                                     314,360        70,000
Proceeds from Investor Deposits                212,970        -
Net Cash Flows From Investing Activities    (2,284,120)       70,000

Cash From Financing Activities:
Long Term Debt                               1,489,244      -
Issuance of Common Stock                     1,339,852        61,500
Offering Costs                                 (64,800)       (3,650)
Net Cash Flows from Financing Activities     2,764,296        57,850
Net Change in Cash and Cash Equivalents             72       (10,943)
Cash at Beginning of Period                     14,056        11,517
Cash at End of Period                          $14,128         $ 574

   The notes to these financial statements should be read in conjunction with the Audited Financial Statements for the fiscal year ended December 31 1999.

CAPITAL RESERVE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2000

Note 1 - Management's Statement

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Capital Reserve Corporation as of September 30, 2000, and the results of operations for the three months and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000, and 1999. The Notes to Consolidated Financial Statements, which are contained in the Form 10-KSB for the period ending December 31, 1999, should be read in conjunction with these consolidated financial statements.

For  the  purposes  of consolidation the  exchange  rate  of
0.6663 from Canadian to U.S. dollars has been applied as at September 30, 2000. Any transactions completed prior to September 30, 2000 are accounted at the then prevailing exchange rate as at the date of the transaction.

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

Operations

Lease Agreement/Acquisition of Commercial Property: During the quarter ended March 31, 2000, Capital Canada entered into a five-year lease agreement for 14,107 square feet of office and laboratory space in Calgary, Alberta. The lease agreement included an option to purchase the building on or before July 31, 2000. The building is a total of 22,507 square feet and the purchase price is $1,522,800. Capital Canada gave notification to the landlord of its intent to purchase the building on June 30, 2000. Under the terms of the purchase option, the landlord will apply 50% of the basic rent paid for a period of six months to the purchase price. The landlord, Capital Canada and the Company agreed to extend the closing date to August 31, 2000. The Company applied for and obtained financing of $1,079,040 ($1,600,000CDN) to close the purchase during the quarter. Ended September 30, 2000.

The transaction closed successfully on August 31, 2000. As at September 30, 2000 the Company had entered into three five-year, non-cancelable lease arrangements with two un-related corporations and Capital Canada to lease all rentable square footage totaling 22,145.5 square feet. Rentable square footage includes both office and laboratory facilities. Subsequent to entering into a lease arrangement with the Company, Capital Canada entered into three sublease arrangements with respect to 3,813.4 square feet of rentable square footage. The Company expects to see revenues from these lease arrangements of approximately $10,232 per month, net of monthly financing obligations and operating costs. See below, "Note 2 - Commitments and Contingencies".

During the quarter ended September 30, 2000 the Company signed an offer to purchase a second commercial building with a purchase price of $183,232. Subsequent to quarter end the offer was accepted and closing has been set as December 1, 2000. The Company anticipates it will pay cash obtained from accounts receivable, which come due prior to the date of closing, for the full purchase price.

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

During the quarter ended September 30, 2000 the Company entered into a Farmout Agreement and Casing Point Agreement with Hancock Enterprises whereby the Company is required to pay a 5% cost interest in a well known as the Freedom Dome Well located in Rosebud County, Montana to earn a 4% net revenue interest in the drill spacing unit before payout and a 3.5% net revenue interest after payout, as well as a 3.5% working interest in the balance of 1,766.73 acres. In addition, the Company is required to pay a 5% cost interest in a well known as the Pioneer Well located in Garfield County, Montana to earn a 0.58928% working interest in the Tyler formation only, subject to total lease overriding royalties of 19.1%. The Company also purchased a 4% working interest in 54,237.57 acres for $18.00 per acre. To the quarter ended September 30, 2000 the Company had expended a total of $34,805 towards the dry hole costs for the Pioneer and Freedom Dome wells.

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

Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed based on 4,105,390 and 1,363,737 weighted average number of common shares outstanding during the nine (9) month periods ended September 30, 2000 and 1999, respectively. Fully diluted earnings per share are not presented because they are anti-dilutive.

Note 2 - Commitments and Contingencies

During the quarter the Company purchased a commercial property for a total purchase price of $1,522,800. The Company applied for and obtained a mortgage with a five-year term, amortized over 15 years at an interest rate of 8.6% per annum with respect to a principal amount of $1,079,040 (CDN$1,600,000) to close the purchase. In addition, operating costs associated with the commercial property are estimated to be $4.16 (CDN $6.25) per square foot for a total of $92,222 annually with respect to total rentable square footage of 22,145.5 square feet. The following table outlines minimum monthly obligations with respect to this purchase, including operating costs, with remaining terms in excess of one year:

       2001 $217,825
2002 $217,825
2003 $217,825
2004 $217,825
2005 $217,825

See  "Note  1 - Operations - Lease Agreement/Acquisition  of
Commercial Property"

Note 3 - Private Placement of Common Stock

During the fiscal year ended December 31, 1999, the Company offered for sale up to 2,000,000 units of common stock pursuant to Rule 506 promulgated by the Securities and Exchange Commission under the Securities Act of 1933 at $0.50 per unit, each unit consisting of one share and one warrant to acquire a like number of additional shares of common stock at $1.00 per share. As of June 30, 2000, the offering was over-subscribed and the Company had received a total of $1,412,415 in subscription deposits (net of refunded subscriptions). The Company elected to exercise its right under the terms of the offering to accept only a portion of each subscriber's subscription, and to allow each of them to apply the un-accepted portion towards the purchase price of the warrants issuable with the accepted portion of their subscriptions. As at June 30, 2000, the offering was fully subscribed and subscribers had elected to exercise a total of 415,730 warrants. During the quarter ended September 30, 2000 the Company issued all remaining shares and warrants subscribed under the offering. The total net proceeds to the Company from this offering, including $415,730 from the exercise of warrants and net of commissions and finders fees, was $1,350,930.

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

On September 25, 2000, the Company along with Synergy Technologies Corporation and its subsidiaries, Carbon Resources Limited and Lanisco Holdings Limited, entered into an Amended and Restated Technology Transfer Agreement with Dr. Pierre Jorgensen. Dr. Jorgensen is the inventor of a heavy oil upgrading technology for which the Company has provided development funds. The terms of the original acquisition of this technology provided Dr. Jorgensen with sixty-five percent of the royalties earned on the technology until he received an aggregate of $1 million US at which time the rate would be reduced to thirty-five percent. Also, title to the technology was to remain in trust and not be delivered until Dr. Jorgensen had reached the $1 million payout. The terms of this amended and restated agreement provide Dr. Jorgensen with only five percent of the net proceeds realized from the licensing and/or sublicensing of the technology, along with 500,000 shares of common stock of the Company and 500,000 shares of common stock of Synergy Technologies Corporation. See "Note 4 below". Moreover, the title to the technology was immediately released to Lanisco Holding Limited.

Note 4 -Loans Receivable & Loans Receivable - Long Term

Loans Receivable of $503,814 represents the current portion of monies advanced to various unrelated corporations. These amounts bear interest calculated on the daily outstanding principal at 2% above prime rate and have terms of three years from date of the loan. Repayment terms are annually on the last day of each year. $183,103 of this amount is the current portion of the total funds of $1,419,692 advanced to Texas T Petroleum, Ltd. with respect to the development of a proprietary heavy oil upgrading technology.

Loans Receivable - Long Term of $1,406,583 represents the long term portion of monies advanced to various corporations. These amounts bear interest calculated on the daily outstanding principal at 2% above prime rate and have terms of three years from the date of the loans. Repayment terms are annually on the last day of each year. Included in this amount are funds advanced to Texas T Petroleum, Ltd. with respect to the development of a proprietary heavy oil upgrading technology totaling $299,089 and $937,500 which amount represents the issuance of 500,000 shares of the Company on behalf of Texas T Petroleum, Ltd. at a deemed value of $1.875 per share. See "Note 3 - Private Placement of Common Stock" above.

Note 5 -Long Term Debt

The Company's subsidiary, Capital Canada has a $674,400 ($1 million CDN) demand revolving bank term facility with a Canadian banking institution. Under the terms of the agreement, the facility is initially capped at $199,890 ($300,000 CDN) and will increase pending successful closing of certain oil and gas leases currently under review. This capped amount has been drawn upon and represents $199,890 of the amount of long-term debt reflected on the consolidated balance sheet of the Company. The loan bears interest at the Bank of Canada prime rate plus 1% payable on the last day of each month. The revolving credit facility is subject to an annual review and specifies no repayment terms provided certain covenants related to the facility are met. As collateral security the Company's subsidiary, has pledged a $3,372,000 ($5 Million CDN) floating charge debenture over all of its assets.

During the quarter the Company purchased a commercial property for a total purchase price of $1,522,800. The Company applied for and obtained a mortgage with a five-year term, amortized over 15 years at an interest rate of 8.6% per annum with respect to a principal amount of $1,079,040 (CDN$1,600,000) to close the purchase. Monthly payments of interest and principal are $10,467 ($15,709 CDN).

Note 6 - Advances Payable

Advances Payable of $469,360 are advances from various unrelated parties that bear no interest and have no stated terms of repayment. This amount includes $368,060 advanced by an unrelated corporation with respect to the purchase of a commercial property during the quarter ended September 30, 2000.

Note 7 - Recent Accounting Pronouncements

In June of 1998, the FASB issued Statement of Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters to all fiscal yeas beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows, as the Company currently does not engage in any derivative or hedging activities.

ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR  PLAN  OF
OPERATION

GENERAL

     Capital   Reserve  Corporation  (the   "Company")   was
incorporated  under  the laws of the State  of  Colorado  on
August  3,  1982.   The  Company  is  in  the  business   of
investments in oil and gas projects and real estate.

     As of September 30, 2000, the Company has one (1) wholly-owned subsidiary, Capital Reserve Canada Limited, an Alberta corporation ("Capital Canada"). Capital Canada was incorporated on December 8, 1999 and is in the business of locating and acquiring oil and gas properties. The Company's other subsidiary, Wall Street Investments Corp. had no activity for the last two (2) years and was dissolved earlier this year.

     On March 1, 2000, the Company's wholly-owned subsidiary, Capital Canada, entered into an Asset Purchase Agreement (the "Asset Agreement") with Stone Canyon Resources Ltd., an Alberta corporation ("Stone Canyon"). Pursuant to the Asset Agreement, Capital Canada acquired all of the interests held by Stone Canyon in certain producing oil and gas leases and a processing facility located in Alberta, Canada, known as Chestermere. The purchase price for this acquisition was $612,787 ($900,000 CDN) which was paid as follows: $204,262 ($300,000 CDN) in cash and $408,525 ($600,000 CDN) in shares of common stock of the Company, valued at $0.50 US per share which per share price was converted to Canadian dollars by the average of US dollar buy and sell rates of the end of business on the date immediately preceding the closing of the Asset Agreement. The closing was held on March 21, 2000. The Company issued 817,050 shares in connection with this transaction on June 8, 2000.

      As of September 30, 2000, the Company had funded, by way of repayable loans, $1,419,692 for the development of a heavy-oil upgrading technology. Included in this amount is $937,500 with respect to the issuance of 500,000 shares of the common stock of the Company to the inventor of the heavy-oil upgrading technology, on behalf of Texas T Petroleum
Ltd.   (See "ITEM. 5 OTHER INFORMATION" below.  The  Company
made these funds available to Texas T Petroleum Ltd., a Colorado corporation, of which Mr. James F. Marsh is president and a director; Mr. Marsh is also the president and a director of Capital Canada. Texas T Petroleum Ltd. holds an option to purchase up to fifty percent (50%) of the outstanding shares of the owner of the heavy oil technology, Carbon Resources Limited, a Cyprus corporation ("Carbon
Resources").   The  heavy oil technology is  a  proprietary,
patented technology believed to be able to reduce by up to seventy percent (70%) the costs associated with upgrading heavy crude oil to light crude oil. In order to exercise the option and acquire the shares of Carbon Resources, Texas T must fund a total of $900,000. As at September 30, 2000, Texas T had funded $884,023, which is secured by an assignment of Texas T's option to acquire an interest in the
technology.   Subsequent to the quarter  Texas  T  Petroleum
fulfilled its obligation to fund $900,000 and acquired a 50% interest in Carbon Resources. Concurrently, the Company completed a private placement of 2,000,000 Units of Texas T Petroleum at $0.50 per Unit, each Unit consisting of one share and one share purchase warrant entitling the holder to purchase one additional share at $1.00 per share for a period of two years.

     As of June 30, 2000, the Company had also funded to Stone Canyon, by way of repayable loans, $430,814 for working capital to allow for development of a gas-to-liquids technology. The loan accrues interest at the rate of 2% over prime. During the quarter September 30, 2000, Stone Canyon repaid the principal amount of such loan plus all accrued interest thereon.

     During the quarter ended September 30, 2000 the Company
advanced  $320,711 to Ocean Exploration Limited.   The  loan
accrues interest at a rate of 2% over prime and is unsecured with no specific terms of repayment.

     During the quarter ended September 30, 2000 the Company entered into a Farmout Agreement and Casing Point Agreement with Hancock Enterprises whereby the Company is required to pay a 5% cost interest in a well known as the Freedom Dome Well, located in Rosebud County, Montana to earn a 4% net revenue interest in the drill spacing unit before payout and a 3.5% net revenue interest after payout, as well as a 3.5% working interest in the balance of 1,766.73 acres. In addition, the Company is required to pay a 5% cost interest in a well known as the Pioneer Well located in Garfield County, Montana to earn a 0.58928% working interest in the Tyler formation only, subject to total lease overriding royalties of 19.1%. The Company also purchased a 4% working interest in 54,237.57 acres for $18.00 per acre. To the quarter ended September 30, 2000 the Company had expended a total of $34,805 towards the dry hole costs for the Pioneer and Freedom Dome wells.

     During the quarter the Company purchased a commercial property in which its corporate headquarters are located, for a total purchase price of $1,522,800. The Company applied for and obtained a mortgage with a five-year term, amortized over 15 years at an interest rate of 8.6% per annum with respect to a principal amount of $1,079,040 (CDN$1,600,000) to close the purchase. As at September 30, 2000 the Company had entered into three five-year, non cancelable lease arrangements with two un-related corporations and Capital Canada to lease all rentable square footage totaling 22,145.5 square feet. Rentable square footage includes both office and laboratory facilities. Subsequent to entering into a lease arrangement with the Company, Capital Canada entered into three sublease arrangements with respect to 3,813.4 square feet of rentable square footage. The Company expects to see revenues from these lease arrangements of approximately $10,232 per month, net of monthly financing obligations and operating costs.

     During the quarter ended September 30, 2000 the Company signed an offer to purchase a second commercial building with a purchase price of $183,232. Subsequent to quarter end the offer was accepted and closing has been set as December 1, 2000. The Company anticipates it will pay cash obtained from accounts receivable, which come due prior to the date of closing for the full purchase price.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at September 30, 2000, was $346,195 as compared to ($24,076) at September 30, 1999. A majority of the Company's current assets are in the form of accounts receivable and loans receivable. Since the Company does not have extensive sources of revenue, operating expenses could deplete working capital. Furthermore, if the Company should generate an operating loss for the current year comparable to the loss incurred for the year ended December 31,1999, a substantial portion of the Company's remaining cash and working capital will be depleted. The Company had current liabilities of $228,852 at September 30, 2000, as compared to $96,650 at September 30, 1999.

RESULTS OF OPERATIONS

     The Company had total revenues of $204,294 for the nine
(9) months ended September 30, 2000. Comparatively, for the nine months ended September 30, 1999, the Company had no revenues. The Company's revenues from the current quarter were not sufficient to meet its total operational expenses. The Company's sources of revenue are limited to monthly rental income of $28,384 (commencing September 1, 2000), interest income of approximately $8,000 per month and less than $3,000 per month from a 5% working interest in oil and gas leases and a process facility, known as Chestermere.

     The monthly rental income is derived from two lease agreements, both expiring in August 2005 (excluding a third lease with Capital Canada - see "PART II, ITEM 5. OTHER INFORMATION" below) and three sublease agreements which expire one in April 2001 and two in August 2005. Lease and sublease agreements have aggregate rental income of $10,232 per month, net of operating expenses. The Company incurred cost of goods sold associated with the rental income for this quarter in the amount of $25,835, which amount represents a pro rata portion of the Company's obligations under its lease. The Company anticipates it will derive annual net revenues from this commercial property of approximately $122,784, which should assist the company in meeting other monthly obligations.

     The Company has shown on its statements of operations as interest income the amount of interest that has accrued on the promissory notes it holds from Texas T Petroleum Ltd., Stone Canyon and Ocean Exploration Limited during the quarter ended September 30, 2000. $18,263 has accrued on the note from Texas T Petroleum and $4,247 has accrued on the note from Ocean Exploration. $2,017, which had accrued from Stone Canyon, was paid in full during the quarter.

     As the result of the sale of its securities in a private placement, which was commenced in fiscal year 1999 (see "ITEM 2. CHANGES IN SECURITIES"), the Company received $1,412,415 in gross proceeds for the nine (9) month period ended September 30, 2000.

     The  Company  intends to remain involved in  Texas  T's
funding of the development of a heavy-oil upgrading technology. See, "ITEM 2. MANAGEMENT'S DISCUSSION AND
ANALYSIS OR PLAN OF OPERATION - GENERAL" above. As of September 30, 2000, the Company has funded a total of $1,419,692 towards development of this technology. The Company's continued involvement in this project will require the Company to provide additional funds.

     The Company, most likely, will need to attempt to raise additional funds from equity sales, borrowings, joint ventures or merger/acquisition candidates to meet the funding needs of its projects and also its operating expenses.

     General  and administrative expenses for the  nine  (9)
months ended September 30, 2000 were $430,892 compared to $80,455 for the same period in the previous year.

     The  net  loss from continuing operations for the  nine
(9) months ended September 30, 2000, was $326,167 compared to $80,455 for the same period in the previous year.


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

     On March 21, 2000, the Company's wholly-owned subsidiary, Capital Canada, purchased an interest in certain oil and gas producing leases and a process facility located in Alberta, Canada, known as Chestermere. As part of the consideration for this purchase, the Company, on June 8, 2000, issued 817,050 shares of it's common stock. See, "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - GENERAL".

     On September 25, 2000, the Company agreed to issue to Dr. Pierre Jorgensen 500,000 shares in return for his agreement to reduce his royalty on the heavy oil upgrading technology from sixty-five percent to 5%. Such agreements were part of an Amended and Restated Technology Transfer Agreement entered into by the parties. The shares were valued at $1.875 per share or $937,500 in total. See, "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - GENERAL".

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM  4.    SUBMISSION  OF MATTERS TO  A  VOTE  OF  SECURITY
HOLDERS

     Not Applicable

ITEM 5.   OTHER INFORMATION

     The Company's wholly-owned subsidiary, Capital Canada, acquired approximately 14,107 square feet of office and laboratory space in Calgary, Alberta Canada, pursuant to a written five (5) year lease agreement. The lease agreement provided that Capital Canada would make lease payments totaling $160,520 during the fiscal year ending December 31, 2000, and $177,617 each fiscal year thereafter. Capital Canada also had the right to purchase the premises (consisting of a total of approximately 22,507 square feet) at a price of $1,522,800. On June 30, 2000, Capital Canada gave notification to the landlord of its intent to purchase the building. The landlord, the Company and Capital Canada agreed to extend the closing date of the purchase to August 31, 2000. The transaction closed successfully on August 31, 2000. The original lease agreement that Capital Canada entered into in January 2000 was amended to put the Company in the place of "lessor" and reduce the originally acquired square footage. As at September 30, 2000, the Company had entered into three lease agreements, each with a five-year, non-cancelable term with two un-related corporations. Pursuant to such leases (including the one with Capital Canada) all rentable square footage totaling 22,145.5 square feet is currently leased. Rentable square footage includes both office and laboratory facilities.

     Subsequent to entering into the amended lease agreement with the Company, Capital Canada entered into three sublease agreements with respect to 3,813.4 square feet of rentable square footage. These agreements cover all of the space that Capital Canada leased from the Company.

     The Company has monthly mortgage obligations, inclusive of operating costs, for the purchased commercial property totaling $18,152. As a result of current lease and sublease arrangements, the Company expects to see revenues from these lease arrangements of approximately $10,232 per month, net of the aforementioned monthly financing obligations and operating costs.
ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K
  a. Exhibits and Index of Exhibits - see Exhibit Index below.
b.   Reports on Form 8-K - None.
                         SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                 CAPITAL RESERVE CORPORATION

Date: November 13, 2000

By: _/s/ W. SCOTT LAWLER______
Name:   W. Scott Lawler
Title: President
By:_/s/ SHARON PATMORE_____
Name: Sharon Patmore
Title: Secretary-Treasurer

                        EXHIBIT INDEX

REGULATION
S_B NUMBER        EXHIBIT                        REFERENCE

3.1                                     Articles of
                                        Incorporation, as
                                        amended
                                        Incorporated by
                                        reference to the
                                        Exhibits previously
                                        filed with the
                                        Company's Annual
                                        Report on Form 10-
                                        KSB for the fiscal
                                        year ended December
                                        31, 1990

3.2                                     Amended Bylaws
                                        Incorporated by
                                        reference to the
                                        Exhibits previously
                                        filed with the
                                        Company's Annual
                                        Report on Form 10-
                                        KSB for the fiscal
                                        year ended December
                                        31, 1994

10.1                                    Management Agreement
                                        with Mr. Loder
                                        Incorporated by
                                        reference to the
                                        Exhibits previously
                                        filed with the
                                        Company's Annual
                                        Report on Form 10-
                                        KSB for the fiscal
                                        year ended December
                                        31,

10.2                                    Lease Agreement
                                        dated January 15,
                                        2000
                                        incorporated by
between Capital Reserve Canada Limited       reference to
                                        Exhibit
and 319835 Alberta Ltd.
                                        10.14 previously

Company's Annual
                                        Report on Form 10-
                                        KSB for the fiscal
                                        year ended December
                                        31, 1999

10.3 Purchase and Sale Agreement dated
 March 1, 2000 by and between Capital Reserve
Incorporated by
Canada Limited and Stone Canyon Resources         Exhibits
previously
Limited
                                        Files with the
                                        Company's Annual
                                        Report on Form 10-
                                        KSB for the fiscal
                                        year ended December
                                        31, 1999

27                                      Financial Data
                                        Schedule
                                        Filed herewith