Form 10KSB
period 2000-12-31
CAPITAL RESERVE CORP
filed 2001-04-13
CIK 707674

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

_ TRANSITION REPORT UNDER SECITON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 0-17232

CAPITAL RESERVE CORPORATION

(Name of small business issuer in its charter)
COLORADO (State or other jurisdiction of incorporation or organization)	84-0888594 (I.R.S. Employer Identification No.)

335-25 STREET, S.E.,

CALGARY, ALBERTA, CANADA T2A 7H8

Telephone: (403) 269-2274

(Address, including zip code, and telephone number, including area code,

of registrant's principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
________________None______________ __________________________________	____________________________________ ____________________________________

Securities registered under Section 12(g) of the Exchange Act:

20,000,000 No Par Value

(Title of class)

____________________________________________________________________________________________

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ___X______Yes __________No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _______

State issuer's revenues for its most recent fiscal year: $89,161

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$572,509 as of April 12, 2001

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. _____Yes ______No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,864,235

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): _________Yes __________No

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Capital Reserve Corporation was incorporated under the laws of the State of Colorado on August 3, 1982, for the purpose of operating as a financial services holding company.

From 1988 through October 1994, Capital Reserve and its subsidiaries held various insurance agency licenses and sold life, accident and health insurance policies in the States of Colorado, New Mexico and Arizona. In 1994, Capital Reserve determined it could no longer maintain capital and surplus requirements for its insurance operations. As a result, on October 14, 1994, Capital Reserve sold all of the issued and outstanding shares of one of its subsidiaries, First West Life Insurance Company. Capital Reserve sold the shares to Old Reliance Insurance Company, an Arizona domiciled insurance company, for $1,227,301 in cash. Old Reliance was not affiliated with Capital Reserve, any of its affiliates or any director or officer of Capital Reserve. As a condition to closing, approvals were obtained from the Department of Insurance for the States of Colorado, New Mexico and Arizona.

On August 17, 1994, Capital Reserve dissolved Flexible Benefits, Inc., which was a wholly-owned subsidiary. This company had been a third party administrator of plans under Section 125 of the Internal Revenue Code.

After the sale of First West Financial Services, Capital Reserve's main assets were real estate and cash from the sale. The real estate was comprised of a building and land located in Englewood, Colorado. The land was comprised of slightly less than one acre and the building contained 13,479 square feet of rentable space. At that time, the building housed all of Capital Reserve's operations, which occupied 750 square feet. The rental of this property become the main activity of Capital Reserve and remained its main activity through June 1996. On July 3, 1996 Capital Reserve sold this property for net proceeds of $501,276.

From July 1996 through the end of the fiscal year 1997, Capital Reserve, through its wholly-owned subsidiary, Wall Street Investment Corp., attempted to start a financial consulting services business. However, during fiscal year 1997, this venture generated only $21,935 in gross revenues and an operating loss of $6,615. As of March 20, 1998 neither Capital Reserve nor Wall Street Investment had any operations and Capital Reserve was seeking a major acquisition opportunity. Wall Street was later dissolved in July 2000.

On October 6, 1998, a change in control in Capital Reserve occurred when Mr. Glen C. Loder agreed to acquire the interests of Mr. Ralph W. Newton, Jr. and Patricia L. Newton. At the time, Mr. Newton was the President of Capital Reserve Corporation. Collectively Mr. and Mrs. Newton owned a majority of the outstanding shares of Capital Reserve Class B Preferred Stock, which as a class had the right to elect a majority of Capital Reserve's Board of Directors. In connection with such agreement, Mr. Newton and Mrs. Linda M. Opfer resigned as officers and directors of Capital Reserve. On October 6, 1998, Mr. Loder was appointed as President, Treasurer and a director and Mrs. Sharon Patmore was appointed as Secretary and a director. The acquisition of the Newton's shares closed on February 3, 1999.

Mr. Loder passed away on October 26, 1999. Following Mr. Loder's death, Capital Reserve's legal counsel, Mr. W. Scott Lawler, was appointed President until a successor could be located. Mr. Lawler was also named to the Board of Directors. Mr. Lawler had been serving as Capital Reserve's legal counsel since June 1999. In April 2000, Mr. Lawler relocated from California to Calgary, Alberta in order to focus more attention on the needs of Capital Reserve.

During fiscal year 2000, we made an investment in Texas T Petroleum Ltd., a private Colorado corporation. During the year we loaned a total of $1,608,523 to Texas T Petroleum. On October 31, 2000, we converted $1,000,000 of this loan into 2,000,000 units of Texas T Petroleum, with each unit is comprised of a share of common stock of Texas T Petroleum and a warrant to purchase an additional share for $1.00. The remainder of our loan to Texas T Petroleum was repaid on November 1, 2000. Capital Reserve used working capital and proceeds for the sale of its common stock to fund this investment. This investment in Texas T Petroleum represents 9% of Texas T's issued and outstanding shares.

As of the date of this filing, Capital Reserve has one (1) wholly-owned subsidiary, Capital Reserve Canada Limited. Capital Reserve Canada Limited was incorporated in the Province of Alberta, Canada, on December 8, 1999 and is in the business of locating and acquiring real estate and oil and gas properties.

As Capital Reserve Corporation is a U.S. corporation, all dollar amounts used herein refer to U.S. dollars.

Current Operations

Real Estate

Capital Reserve owns a commercial building that offers approximately 22,146 square feet of office space and laboratory space. This commercial building is located in the City of Calgary, Alberta and is used by Capital Reserve to generate income and also is used for its corporate headquarters.

Capital Reserve acquired the building for $1,519,000 in August 2000. Capital Reserve obtained a mortgage in the amount of $1,066,080 and used working capital of approximately $452,275 to purchase the building. The principal and interest payments on the mortgage are $15,209 monthly or $188,508 annually.

Capital Reserve has leased out all of the available space in this building that it does not occupy. Toshiba of Canada Limited has leased 6,546 feet of office space under a five year lease agreement at $50,161 per year, plus operating costs of $41,956. Synergy Technologies Corporation leases 8,414 square feet of office space and 4,364 square feet of laboratory space under a five year lease at $154,498 per year plus operating costs of $94,452.

Capital Reserve has leased out 2,822 square feet of office and lab space at $22,561 per year plus operating costs of $19,264 to its wholly-owned subsidiary, Capital Reserve Canada Limited. Capital Reserve Canada Limited has subleased all of this space in two separate sublease agreements. The first sublease is with an unrelated party for five years and generates $25,682 annual lease payments plus operating costs of $16,445. The second sublease is with Texas T Petroleum Ltd. for five years and generates $5,967 in annual lease payments. Texas T Petroleum and Synergy Technologies are joint owners of the CPJ Technology in which Capital Reserve has assisted in the development. Such technology and development is described in "Technology Investments" below.

Although Synergy Technologies has interests and operations separate from the CPJ Technology, it is possible that in the event Synergy Technologies fails to realize revenues from its investment in the CPJ Technology, this could significantly impact Synergy Technologies' ability to perform its obligations under this lease agreement.

Oil and Gas Properties

On March 1, 2000, Capital Reserve Canada Limited acquired a 5% interest in four wells and a gathering facility in a producing oil and gas field known as Chestermere located in Alberta, Canada.

The cost of the acquisition of this field was $612,630, which was paid by way of $204,105 in cash and in 817,050 shares of common stock of Capital Reserve, at a deemed price of $0.50 per share. The cash payment was made from the draw down of $204,105 from a stand-by operating line of credit provided to Capital Reserve Canada by the Alberta Treasury Branches. This line of credit was originally granted in the maximum amount of approximately $690,000. The Alberta Treasury Branches later reduced the line of credit to the outstanding balance of $199,860 due to lack of use. The line has an annual interest rate of the Bank of Canada prime rate plus 1%. Currently there is no provision for an increase in the line of credit. The line of credit is secured by a floating charge debenture over all of Capital Reserve Canada's assets. The Alberta Treasury Branches is an Agent of the Crown in right of the Province of Alberta, Canada and operates under the Alberta Treasury Branches Act, Statutes of Alberta, 1997. Under that Act, Alberta Treasury Branches was established as a provincial corporation.

Capital Reserve Canada's average monthly net revenue from this interest for fiscal year 2000 was $5,500. During fiscal year 2000, Capital Reserve Canada spent $36,500 on capital expenditures for workovers and re-completion of the wells. During fiscal year 2001, we will continue to perform re-completions and workovers on the existing wells to increase the production of both oil and gas. We anticipate that these expenditures will not exceed $25,000. Capital Reserve Canada believes this is a worthwhile endeavour as the market price for these resources has increased since the time these wells were acquired.

Technology Investment

Capital Reserve has become interested in a heavy oil upgrading technology. As a result of this interest, Capital Reserve has made an equity investment in one of two companies that own the technology. The proceeds of the investment were being to assist in the development of the technology.

As discussed above under "DESCRIPTION OF BUSINESS", Capital Reserve has a 9% interest in Texas T Petroleum Ltd., a Colorado corporation, of which Mr. James F. Marsh is president and a director; Mr. Marsh is also the president and a director of Capital Reserve Canada Limited. Texas T Petroleum Ltd. owns 50% of the outstanding shares of Carbon Resources Limited, a Cyprus corporation which owns this proprietary patented technology. This technology is believed to be able to reduce by up to 70% of the costs associated with upgrading heavy crude oil to light crude oil. The pilot unit constructed by Carbon Resources Limited to demonstrate and test the capabilities of this technology is located in Capital Reserve's commercial real estate building in Calgary, Alberta. Synergy Technologies Corporation, the other 50% owner of Carbon Resources, is the major tenant of Capital Reserve's commercial real estate building.

During the fiscal year 2000, Capital Reserve agreed with Texas T Resources Inc. to fund a portion of Texas T Petroleum Ltd.'s acquisition of the heavy oil upgrading technology described in the preceding paragraph. Texas T Resources Inc. is a public corporation organized under the laws of British Columbia, Canada, whose stock is traded on the Canadian Venture Stock Exchange under the symbol "TXT". Texas T Resources is the majority shareholder of Texas T Petroleum Ltd. On August 1, 2000 Capital Reserve entered into a private placement agreement with Texas T Resources Inc. for 2,000,000 units at $0.0677 per unit, each unit comprised of one share and one share purchase warrant entitling Capital Reserve to purchase one additional share at $0.0880 for a period of two years. Capital Reserve paid cash consideration for these units. Investments at December 31, 2000 had a book value of $133,240.

Employees

As of March 30, 2001, Capital Reserve and its subsidiary had 1 full-time employee and 2 part-time employees. The tasks and duties undertaken by Capital Reserve's employees include managerial, legal counseling, administrative, accounting and review of oil and gas prospects.

ITEM 2. DESCRIPTION OF PROPERTY

During fiscal year 2000, Capital Reserve purchased three pieces of real estate all located in the City of Calgary; two of these properties are commercial real estate buildings and the other is residential. The first commercial building is 22,146 square feet of office space and laboratory space. Capital Reserve has entered into head lease agreements with 3 tenants that occupy all of the space in this commercial building including its wholly-owned subsidiary, Capital Reserve Canada Limited. One of the head lease agreements is between Capital Reserve and Toshiba, which was assigned to Capital Reserve upon the purchase of the building. The Toshiba lease generates $92,117 in annual lease payments and operating costs. This lease expires in July 2005.

The second head lease agreement is with Synergy Technologies Corporation for 8,414 square feet of office space and 4,364 square feet of laboratory facilities for a term of five years. The Synergy lease generates $248,950 in annual lease payments and operating costs. This lease expires in August 2005.

The third head lease agreement is with Capital Reserve Canada Limited for 2,822 square feet of office space and lab space for a term of 5 years. The lease generates $41,825 in annual lease payments and operating costs. Capital Reserve Canada has subleased all of this space under two sublease agreements. One of the sublease agreements expire in January 2005 and the other in October 2005. They generate in the aggregate $48,094 in annual lease payments and operating costs.

The second commercial real estate building was purchased by Capital Reserve at the end of fiscal year 2000 for $178,310 cash. This building has approximately 14,000 square feet of usable office space. Capital Reserve is currently renovating the building prior to offering it for lease. The renovations are anticipated to cost a total of $190,000. Upon completion, Capital Reserve intends to offer long-term leases at the approximate rate of $8.00 per square foot on an annual basis, plus actual operating costs.

Capital Reserve purchased a residential property for the use of its President, Mr. W. Scott Lawler, who relocated to Calgary from California to devote his time and attention to the needs of Capital Reserve. Mr. Lawler pays for all costs associated with this property, including mortgage payments, real estate taxes, insurance, maintenance and utilities.

To date, Capital Reserve's investments in property have been limited to real estate that it believes will generate monthly income and positive cash flow. At this time, Capital Reserve has no stated policy regarding any future investments in property other than to invest in properties that will generate monthly income. As our portfolio grows, it is our intent to limit any potential investments to no more than 25% of our total assets.

Capital Reserve currently has investments in commercial and residential real property located in the City of Calgary, Alberta. Its current policy regarding real estate investments is to invest in commercial properties that it believes will generate positive monthly net income. Any new acquisitions of real estate are expected to be purchased through debt and equity financing. All operations of proposed property acquisitions will be handled through property management companies.

Commercial Property #1

This property is a single story building on 1.68 acres and is comprised of 14,960 square feet of office space and 7,185 square feet of laboratory space. Capital Reserve intends to continue use this property as its corporate headquarters and for rental income. Approximately 750 square feet of office space is used by Capital Reserve for its headquarters. It does not anticipate needing more space for this purpose in the near future. The remaining office space and all of the laboratory space are currently leased. This property is carried on Capital Reserve's audited balance sheet as of December 31, 2000 at a book value of $511,660 for land and $1,007,340 for building and improvements. See "FINANCIAL STATEMENTS" below.

Capital holds a fee simple title to this property. In purchasing this property, Capital Reserve received a mortgage in the amount of $1,066,080 secured by the property. The mortgage is held by Standard Life and has a present balance of $1,056,978. The balance accrues interest at the rate of 8.60% per annum. The loan is amortized over fifteen years and matures on October 1, 2005. If all principal and interest payments are made as required between now and the maturity date, the loan will have a balance of $845,888 at maturity. The loan cannot be prepaid.

The property is depreciated over 25 years using the straight line method of depreciation. Annual property taxes are $20,753.

This property has an occupancy rate of 100%. There are three tenants that each occupy more than 10% of the total space in the building. (See "CURRENT OPERATIONS - Real Estate" for a description of the leases and tenants).

Capital Reserve has no present plans for the improvement of this property. During fiscal year 2000, Capital Reserve spent $50,000 in leasehold improvements to construct a demising wall for one of the tenants as well as renovations for new space taken over by another tenant. Management believes that this property is adequately covered by insurance.

Commercial Property #2

This property is a two-story commercial building located in the City of Calgary. The building is comprised of approximately 14,000 square feet of usable office space. Capital Reserve intends to spend approximately $190,000 on renovations during the first and second quarter of 2001. The building is currently vacant. After completion of the renovations, Capital Reserve will be offering to lease all space in this building at the rate of $8.00 per square foot.

Capital Reserve holds a fee simple title to this property and used working capital of $178,310 to purchase building on December 1, 2000. No mortgage or other loan was obtained to purchase this building. Capital Reserve may obtain a mortgage on the building in order to complete the renovations.

The property is depreciated over 25 years using the straight-line method of depreciation. Management believes that this properly is adequately covered by insurance.

Residential Property

This property is a single family residence located in a lakeside community and was purchased by Capital Reserve for use by its President and as an enticement for him to relocate to Calgary, Alberta. This home is approximately 6,300 square feet on 1/3 of an acre, with a book value of $209,192 for land and $332,050 for the residence, for a total value of $541,242. Capital Reserve has realized $7,748 in depreciation on this property.

Capital Reserve has a fee simple title to this property. In acquiring this property Capital Reserve received a mortgage in the amount of $378,869, secured by the property. The mortgage is held by Alberta Treasury Branches and has a present balance of $376,495. The balance accrues interest at the rate of 7.36% per annum. The loan is amortized over 25 years and matures on May 1, 2005. If all principal and interest payments, but no prepayments, are made as required up to the maturity date the loan will have a balance of $515,972. Up to 20% of the original loan amount may be prepaid in each calendar year without incurring a penalty.

The property is depreciated over 25 years using the straight line method of depreciation. Annual property taxes are $3,998.

Mr. Lawler occupies the property and makes all payments related to the property's mortgage, insurance and property taxes. There are no present plans to make any further improvements to this property. It is the opinion of management that this property is adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

Capital Reserve is not involved in any legal proceedings as of the date of this filing

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 21, 2001, Capital Reserve held its annual meeting of shareholders. The meeting was held at Capital Reserve's offices in Calgary, Alberta.

At this meeting, the following directors were elected: Mr. W. Scott Lawler and Ms. Sharon Patmore. Capital Reserve did not solicit any proxies in connection with this meeting and the board of directors was re-elected in its entirety .

At the meeting, the shareholders voted on each of the following matters:

- appointment of Miller and McCollum, Certified Public Accountants, as independent auditors of Synergy;

- authorization of the Board of Directors to fix the remuneration of the auditors; and

- to determine the number of members of the Board and to elect its Members;

- to approve a new class of common stock;

- to approve a stock option plan for employees, officers, directors and/or consultants; and

- to approve the increase of the authorized number of shares of common stock to 100 million shares.

There were 3,689,379 shares represented at the meeting either by shareholders attending in person or by proxy. The votes for each of the matters at this meeting were as follows:
Item	Votes For	Votes Against	Votes Withheld
1. Appointment of Auditors and remuneration	3,687,629	750	950
2. Increase the Number of Directors to 3	3,687,629	750	950
3. Election of Board of Directors Mr. Lawler Ms. Patmore	3,687,629 3,687,629	750 750	950 950
4. Approve a creation of Class C Common Stock	3,687,729	800	650
5. Approve an employee and director Stock Option Plan	3,684,929	1,000	3,450
6. Approve the increase of the Corporation's authorized number of Class A shares of common stock to 100 million shares	3,686,429	1,100	1,650

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) From May 30, 1989 to July 13, 1992, Capital Reserve's common stock was traded on NASDAQ, under the symbol "CRCOA". It then traded on OTC/BB until November 19, 1996 when it ceased trading. Capital Reserve's common stock recommenced trading on the OTC/BB under the symbol "CRCWA" on February 4, 2000. Following is a report of high and low bid prices since that time.

Year 2000	High	Low
4th Quarter ended 12/31/00	1.53125	0.375
3rd Quarter ended 9/30/00	3.21875	1.25
2nd Quarter ended 6/30/00	3.50	1.75
1st Quarter ended 3/31/00*	2.75	1.75

*This quarter's records are limited to the period commencing February 4, 2000.

As of April 6, 2001, there were 8 market makers in Capital Reserve's stock. The last available reported trade by the OTC/BB prior to the filing of this report was April 11, 2001at $0.38.

As of March 31, 2000, there were 1,008 record holders of Capital Reserve's stock.

During the last two fiscal years, no cash dividends have been declared on Capital Reserve's stock.

(b) RECENT SALES OF UNREGISTERED SECURITIES

On October 6, 1998, Ralph P. Newton, Jr., and Patricia L. Newton, the wife of Ralph P. Newton, Jr., entered into a Stock Purchase Agreement to sell their combined 140,000 shares of Class B Preferred Stock to Glen C. Loder. At the time of the transaction, Mr. Newton was a director and President of Capital Reserve. Mr. Loder paid the Newtons $40,000 for the shares ($0.35 per share).

Pursuant to the terms of the Stock Purchase Agreement, Capital Reserve conducted a private placement of 865,000 shares as described in the next paragraph. The first $40,000 from the sale of the shares was paid by Capital Reserve to Mr. Loder. On February 3, 1999, Mr. Loder paid Mr. and Mrs. Newton $40,000 to complete the acquisition of their shares. Mr. Loder also caused Capital Reserve to grant the Newtons stock options, granting the Newtons the right to acquire up to 200,000 shares of Capital Reserve's Class A Common Stock at a price of $0.25 per share on or before February 3, 2001. The agreement included an anti-dilution provision. In December 2000, Capital Reserve re-negotiated the option agreement with the Newtons due to the fact that there was a disagreement over the effect of the anti-dilution provision. In exchange for a reduction of the exercise price from $0.25 per share to $0.13 per share, the parties agreed to the cancellation of 100,000 of the options. The Newtons then immediately exercised the option on the remaining 100,000 options by paying to Capital Reserve the exercise price of $13,000.

From November 1998 through February 1999, Capital Reserve conducted a private placement of shares of Capital Reserve's common stock, no par value pursuant to Rule 506 of Regulation D, promulgated by the SEC under the Securities Act of 1933. Sales were made to a total of eight Canadian individuals and two foreign corporations, who are listed below. A total of 865,000 shares were sold at a price of $0.10 per share, for gross proceeds of $86,500. Capital Reserve paid commissions of $8,590.00 to persons assisting Capital Reserve with sales. No other discounts or commissions were paid and no underwriters were utilized. The subscribers to this offering were:
Maximillian Greisser	Cormorant Shipping Ltd.
Douglas Raspberry	James MacKay
Gaba Ventures	Adrianne Damgaard
Ralph Thompson	Dorothy Bell
Elsco Construction (1990) Ltd.	William Bell

During 1999, Capital Reserve offered each of the purchasers of shares in the private placement an opportunity to rescind their purchases based upon previous statements by Capital Reserve that it would not pay commissions on sales of shares. Each of the purchasers declined Capital Reserve's rescission offer.

In November 1999, Capital Reserve made two (2) private placements of shares of its common stock to off-shore entities pursuant to Regulation S promulgated by the SEC under the Securities Act. One of the private placements was to Ocean Exploration Ltd., a private Belize corporation, for 113,820 units at $0.10 per unit, with Capital Reserve incurring commissions and offering expenses of $3,250. The units sold under the latter placement consisted of one share and a warrant to acquire a like number of additional shares of common stock at $1.00 per share. The other private placement to Grotto Holdings Ltd., a private Belize corporation, was for 325,000 shares at $0.10 per share. No underwriter was utilized in either of these offerings and no commissions were paid.

On July 22, 1999, Capital Reserve commenced a private placement offering, pursuant to Rule 506 promulgated by the SEC under the Securities Act of 1933, of up to 2,000,000 units, each unit comprised of one share of common stock and a warrant to purchase an additional share of common stock for $1.00. As of March 31, 2000, the offering was oversubscribed. During the quarter ended June 30, 2000, Capital Reserve elected to exercise its right under the terms of the offering to accept a portion of the subscriptions. As a result, Capital Reserve sent a letter to the subscribers notifying them that they could either receive a return of a portion of their subscription or apply a portion of their subscription towards the exercise of the warrants issuable with their subscriptions. As a result, certain of the subscribers elected to exercise a total of 415,730 warrants and certain subscribers requested back any funds in trust or on deposit. The offering closed on July 27, 2000, and all of the shares have been issued. The following is a list of the subscribers:
Allison Stephanson	Fred Alexander Prof. Corp	Leslie Haworth
293020 B.C. Ltd	Garnet Ferguson	Doug Steer
555344 B.C. Ltd.	Gary Wotton	Elaine Kennedy
724500 Alberta Ltd.	Geoffrey Saxton	Gabe Hoffart
Allen Menning	George Christou	Gabrielle Wallack
American International Investors Ltd.	George Eger	Garrett Greene
Andre Arrata	Glen Stelting	Hugo Kotar
Art Willms	Harold Pederson	Jason Gurandiano
Astral Enterprises Inc.	Harvey Nahirny	Joe Gormley
Barbara Romano	Jared Fales	John Feeley
Beaufort Corporation	Jeanette Eger	John Lagourgue
Brian Carey	Jennifer Fallow	John Stavros Theodoropoulis
Fern McMillan	John Kreviazuk	Joseph Copon
Charlotte Village Limited	Kerri Wotton	Keith Bekker
Chung S. Yue	Larry Dziwenka	Keith Williams
Clint Stewart	Laura Romano	Ken Buna
Colin Lynch	Marten Gravel	Kevin Petford
Collin Harris	Maureen Hawkins	Lorenzo Ferri
David Romano	Michael Buna	Michael James
Deborah Louise Kennedy	Miliro Services Limited	Scott Fleurie
Derek Boniecki	Noble House Investments Inc.	Sharon Parker
N. Desmond Smith	Patricia Hawkins	Sommerset Holdings Inc.
Dinesh Dattani	Peabody Financial Ltd.	Terry Sklavenitis
Dirk Lohrisch	Revival Resources Ltd.	Jean Dan Management
Don Byers	Richard Brown	Scott Koyich
Dorothy Cassidy	Robert Achtymichuk	447017 B.C. Ltd.
Douglas Danforth	Rod Burns	CMJ Consulting Ltd.
DSK Consulting Ltd.	Shaun Lucas	Kelly Warrack
Dwayne Lashyn	Stephen Petts	Terry Eger
EBM Investments Inc.	Thomas J. Taylor	Nicole Kotar
Ed Chynoweth	Tom Ringoir	Sunshine Pacific Corporation
Eileen Stelting	Tyler Cran	Marilyn Murphy
Elaine Fales	Star Investments LLC	Lorraine Jones
Elston Johnston	Victor Kellough	Karl Cernovitch
Famourios Vendouris	586180 Alberta Ltd.	Allan Frame
655835 Alberta Ltd.	Buccaneer Holdings Inc.	Ocean Exploration Ltd.
Bahamian Overseas Investment Fund Sociedad	Caribbean Overseas Investments Limited

On March 21, 2000, Capital Reserve's wholly-owned subsidiary, Capital Reserve Canada Limited, purchased an interest in certain oil and gas producing leases and a process facility located in Alberta, Canada, known as Chestermere. On June 8, 2000, as part of the consideration for this purchase, Capital Reserve, issued 817,050 shares of it's common stock to Stone Canyon Resources Ltd., an Alberta corporation. See, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS".

On April 24, 2000, Capital Reserve's President and a member of its Board of Directors, Mr. W. Scott Lawler, subscribed for a private placement of 167,842 shares of common stock at $1.00 per share. The shares were issued pursuant to the exemption from registration found in Rule 506 promulgated by the SEC under the Securities Act of 1933. No commissions or finders fee was paid in connection with this offering. The net proceeds to Capital Reserve realized from this offering was $167,842.

On September 25, 2000, Capital Reserve issued 500,000 shares of its common stock to Dr. Pierre Jorgensen. These shares were valued at $1.875 per share. Dr. Jorgensen is the inventor of the heavy oil upgrading technology that is described above in "CURRENT OPERATIONS - Technology Investment".

Mr. Lawler receives monthly directors' fees from Capital Reserve in the amount of 5,000 shares of Class A common stock. On February 15, 2001, Capital Reserve issued 60,000 shares to Mr. Lawler for the directors' fees he earned during fiscal year 2000. No issuance for fiscal year 2001 has yet been made.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

During the fiscal year ended 2000, Capital Reserve's operations were limited to passive investments in oil and gas leases, two commercial real estate buildings, an equity interest in a company that has a fifty percent interest in a heavy oil upgrading technology and an investment in a Canadian reporting company traded on the Canadian Venture Stock Exchange. Each of these investments were acquired during the fiscal year ended December 31, 2000. See above, "CURRENT OPERATIONS - Technology Investment". Through fiscal years 1998 and 1999, management disposed of most of Capital Reserve's assets and applied the proceeds from the sale of those assets to decreasing Capital Reserve's outstanding liabilities. Capital Reserve conducted a number of financings during fiscal years 1999 and 2000. Capital from equity issues or borrowings is required to fund future operations. Therefore, the audited financial statements for the fiscal years ended December 31, 2000 and 1999, are not necessarily indicative of Capital Reserve's future operations.

LIQUIDITY

Cash flows from continuing operations during fiscal years 2000 and 1999 reflect net cash provided of $151,891 and ($310,818) , respectively while cash flows provided by investing activities for the same periods were ($4,083,237) and zero, respectively. The increase in cash flows from continuing operations for the period ended December 31, 2000 over the same period from the previous year is due to collection of accounts receivable and financing provided to Capital Reserve in connection with the purchase of real estate. The decrease in cash flows from investing activities is due to the fact that Capital Reserve made substantial investments during fiscal year 2000 in oil and gas properties, commercial real estate, residential real estate and securities in companies developing a heavy oil upgrading technology. See "CURRENT OPERATIONS".

At December 31, 2000 and 1999, Capital Reserve had working capital of $103,798 and $7,997, respectively. As of December 31, 2000, a majority of Capital Reserve's current assets are in the form of loans receivable, which is the most significant cause for the increase in working capital over the same period from the previous year. Since Capital Reserve does not have extensive sources of revenue, working capital could be depleted by operating expenses. Furthermore, if Capital Reserve should generate an operating loss for the current year comparable to the loss incurred for the year ended December 31, 2000, Capital Reserve's remaining cash and working capital will be depleted. Capital Reserve had current liabilities of $283,349 at December 31, 2000 as compared to $75,492 at December 31, 1999.

ASSETS

As at December 31, 2000, Capital Reserve had total assets of $4,499,897, compared to total assets of $195,336 at December 31, 1999. This represents an increase of $4,304,561 which is mainly attributable to Capital Reserve's acquisition of the following assets:

- Chestermere oil and gas properties, net of depletion - $692,279

- equity investments in companies developing heavy oil technology - $1,133,240

- land and commercial buildings $2,267,054

See "CURRENT OPERATIONS" above for a description of these assets.

The remaining assets are cash of $20,909, accounts receivable of $23,460, loans receivables of $310,644, prepaid expenses of $32,134 and office equipment and computers of $20,176, net of depreciation of $5,035.

RESULTS OF OPERATIONS

As of the date of this filing Capital Reserve has limited sources of income. During fiscal year 2000, Capital Reserve relied primarily upon the proceeds of $2,393,393 from the sale of shares of common stock and $1,476,505 from long-term financing to pay its expenses. For the fiscal year end December 31, 2000, Capital Reserve had total revenues of $296,300. Comparatively, for the fiscal year ended December 31, 1999, Capital Reserve had no revenues. Capital Reserve's revenues from fiscal year 2000 were not sufficient to meet its total operational expenses. Capital Reserve's sources of revenue were limited to rental income of $181,578 and revenues of $114,722 from a 5% working interest in oil and gas leases and a process facility, known as Chestermere.

Most of the rental income is associated with a 5 year written lease agreement, which generates $20,746 in monthly lease payments, including operating costs. Capital Reserve has 2 other written lease agreements (one that expires in July 2005 and the other expires in August 2005), which generate in the aggregate monthly rental income of $11,162, including operating costs. While the income from the first lease meets Capital Reserve's monthly obligations under its lease agreement, there is no assurance that this lease will continue beyond its current term.

Capital Reserve intends to remain involved in Texas T's funding of the development of a heavy-oil upgrading technology, which is believed to reduce the costs of upgrading heavy crude oil to light crude oil by 70%. Texas T's funding of this technology has resulted in Texas T Petroleum Ltd.'s owning 50% of the shares of Carbon Resources Limited. Carbon Resources Limited owns this heavy oil upgrading technology. During the fiscal year ended December 31, 2000, Capital Reserve loaned to Texas T Petroleum Ltd. a total of $1,608,523, which was comprised of cash in the amount of $671,023 and 500,000 shares of common stock valued at $937,500 or $1.875 per share. Capital Reserve converted a portion of this loaned amount into 2,000,000 units of Texas T Petroleum, which were valued at $1,000,000 or $0.50 per unit. The remaining $608,523 was repaid to Capital Reserve on November 1, 2000. Each unit of Texas T Petroleum is comprised of one share of Texas T Petroleum common stock and a warrant to purchase an additional share for $1.00. Capital Reserve shareholdings represent 9% of Texas T Petroleum's issued and outstanding shares of common stock. Capital Reserve's continued involvement in this project will require Capital Reserve to provide additional funds. The amount of such additional funds has not been determined at this time.

Capital Reserve, most likely, will need to attempt to raise additional funds from equity sales, borrowings, joint ventures or merger/acquisition candidates to meet the funding needs of this project and also its operating expenses.

Capital Reserve's net operating loss for the year 2000 increased by approximately 316% over the previous year due to increases in salaries, rent, entertainment, acquisition reviews, legal expenses and consulting fees.

Capital Reserve has shown on its statements of operations as interest income the amount of interest that accrued on the promissory notes it held from Texas T Resources Inc. and Stone Canyon Resources Ltd. during the fiscal year ended December 31, 2000. $29,799.12 accrued on the note from Texas T Resources Inc. and $12,262.75 accrued on the note from Stone Canyon Resources Ltd. These notes were repaid during fiscal year 2000.

Capital Reserve's operating expenses for fiscal year 2000 were comprised primarily of consulting expenses $196,879; legal expenses of $86,514; directors fees of $123,565 and other administrative expenses of $198,464. Since Capital Reserve currently has limited sources of revenue, Capital Reserve's working capital could be negatively impacted in fiscal year 2001 by operating expenses. General and administrative expenses for the fiscal year ended December 31, 2000 were $198,464 compared to $63,368 for fiscal year 1999.

Management is in the process of seeking a viable project or company to acquire or with which to merge. Until such an acquisition or merger can be identified, Capital Reserve has limited sources of income. There is no guaranty that management will be able to locate any such acquisition or merger. If Capital Reserve is able to find a suitable merger or acquisition candidate, any such merger or acquisition would most likely result in Capital Reserve having to issue a substantial amount of stock to consummate the transaction.

The Independent Auditors' Report and Note 8 of the Notes to Financial statements accompanying this report state that substantial doubt has been raised about Capital Reserve's ability to continue as a going concern. Capital Reserve's present business operations do not generate sufficient revenues to cover its operating expenses. Capital Reserve would have to obtain other business operations or severely reduce its operating expenses to remain viable, and there can be no assurance that Capital Reserve will be able to do so.

ITEM 7. FINANCIAL STATEMENTS
CONTENTS
Independent Auditors' Report
Consolidated Financial Statements
Balance Sheet
Statements of Operations
Statements of Stockholders' Equity
Statements of Cash Flows
Notes to Consolidated Financial Statements

MILLER AND McCOLLUM

CERTIFIED PUBLIC ACCOUNTANTS

Independent Accountants' Report

Board of Directors

Capital Reserve Corporation

We have audited the accompanying balance sheets of Capital Reserve Corporation as of December 31, 2000 and December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the account principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Reserve Corporation as of December 31, 2000 and December 31, 1999 and the results of its operations, stockholders' equity, and its cash flows for the years ended December 31, 2000 and December 31, 1999, in conformity with generally accepted accounting principles.

/s/Miller and McCollum

MILLER & McCOLLUM

Lakewood, Colorado

March 20, 2001

CAPITAL RESERVE CORPORATION

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

AS AT DECEMBER 31
ASSETS	2000	1999
Current Assets
Cash	$20,909	$14,057
Accounts receivables	23,460	5,028
Loans receivables(Note 3)	310,644	-
Prepaid expenses	32,134	48,410

Total Current Assets	387,147	67,495

Loans Receivable - Long Term	-	127,841

Investments(Note 4)	1,133,240	-

Fixed Assets
Oil and gas leases (net of accumulated depletion of $37,578) (Note 1)	692,279	-
Land	720,852	-
Buildings (net of accumulated depreciation of $21,772) (Note 1)	1,546,202	-
Office equipment and computers (net of accumulated depreciation of $5,035) (Note 1)	20,177	-

Total Fixed Assets	2,979,510	-

Total Assets	$4,499,897	$195,336

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$104,886	$75,492
Accrued expenses	21,635	-
Current portion of long-term debt	156,828	-

Total Current Liabilities	283,349	75,492

Advances Payable(Note 5)	223,299	127,500
Future Site Restoration	273	-
Long-Term Debt(Note 6)	1,476,506	-

Stockholders' Equity(Note 2)
Class A Common Stock - authorized 20,000,000 shares of no par value; 6,864,235 and 2,179,865 issued and outstanding for 2000 and 1999	6,390,975	3,374,894
Accumulated Deficit	(3,874,505)	(3,382,550)

Total Stockholders' Equity	2,516,470	(7,656)

Total Liabilities and Stockholders' Equity	$4,499,897	$195,336

The notes to these financial statements should be read in conjunction with the Audited Financial Statements for the fiscal year ended December 31, 2000

CAPITAL RESERVE CORPORATION

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended December 31,
	2000	1999
Net sales and gross revenue
Petroleum and natural gas	$114,722	$-
Rental properties	181,578	-
	296,300	-
Costs and expenses applicable to sales and revenue
Royalties	24,123	-
Production and operation	114,374	-
Depletion, depreciation and amortization	68,642	-
	207,139	-
Gross profit	89,161	-

Expenses
Legal	86,514	32,099
Consulting	196,879	77,450
Directors Fees	123,565	-
Other Administrative expenses	198,464	63,368
	605,422	172,917

Earnings (Loss) from operations	(516,261)	(172,917)

Other income and expenses
Interest income	71,365	-
Interest expense	(47,058)	-
	24,307	-
Provision for income taxes	-	-
Net Income (Loss)	$(491,954)	$(172,917)

Net Income (Loss) per Common Share	$(0.10)	$(0.12)

Weighted Average Number of Common Shares Used in Calculation	4,724,523	1,416,780

The notes to these financial statements should be read in conjunction with the Audited Financial Statements for the fiscal year ended December 31, 2000

CAPITAL RESERVE CORPORATION

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2000	1999
Cash From Operating Activities:
Net income (loss) from continuing operations	$(491,954)	$(172,917)
Reconciling adjustments
Depreciation and amortization	68,641	-
Issuance of shares for services	214,163	-
Changes in operating assets and liabilities
Accounts receivable	109,405	(181,279)
Prepaid expenses and deposits	16,276	-
Accounts payable and accrued expenses	235,359	43,378

Net Cash Flows From Operating Activities	151,890	(310,818)

Cash From Investing Activities:
Acquisition of oil and gas properties	(244,088)	-
Acquisition of property and equipment	(2,318,021)	-
Expenditures on property, plant and equipment	(77,243)	-
Acquisition of shares	(1,133,240)	-
Proceeds from (payments to) advances receivable	(310,644)	-

Net Cash Flows From Investing Activities	(4,083,236)	-

Cash From Financing Activities:
Long term debt	1,476,505	-
Proceeds from (payments to) advances payable	68,300	146,626
Sales of common stock (net of offering costs of 64,800)	2,393,393	166,732

Net Cash Flows From Financing Activities	3,938,198	313,358

Net change in cash and cash equivalents	6,852	2,540
Cash at beginning of period	14,057	11,517

Cash at end of period	$20,909	$14,057
The notes to these financial statements should be read in conjunction with the Audited Financial Statements for the fiscal year ended December 31, 2000

CAPITAL RESERVE CORPORATION

AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31,2000
	Class A Common Stock		Class B Stock Preferred
	Shares	Amount	Shares	Amount	Accumulated Deficit
Balance at December 31, 1998	796,045	3,158,162	250,000	50,000	(3,209,633)

Conversion of Class B preferred stock into common stock	200,000	50,000	(250,000)	(50,000)	-

Issuance of common stock, net of offering cost of $3,650	1,183,820	166,732	-	-	-

Net (loss)	-	-	-	-	(172,917)

Balance at December 31, 1999	2,179,865	$ 3,374,894	-	$ -	$ (3,382,550)

Issue of common stock	2,616,077	2,042,463	-	-	-

Commissions on sales	-	(64,800)	-	-	-

Warrants exercised	415,730	415,730	-	-	-

Shares for services	835,513	214,163	-	-	-

Acquisition of property	817,050	408,525	-	-	-

Net loss for the period	-	$ -	-	$ -	$ (491,954)

Balance at December 31, 2000	6,864,235	$ 6,390,975	-	$ -	$ (3,874,504)
The notes to these financial statements should be read in conjunction with the Audited Financial Statements for the fiscal year ended December 31, 2000

CAPITAL RESERVE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2000 and 1999

Note 1- Summary of Significant Accounting Policies

This summary of significant accounting policies of Capital Reserve Corporation is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

Organization

Capital Reserve Corporation (the "Company") was incorporated under the laws of the State of Colorado on August 3, 1982 for the purpose of operating as a financial services holding company.

From 1988 through October 1994, the Company and its subsidiaries solicited various life, accident and health insurance policies in the States of Colorado, New Mexico and Arizona. In October 1994, the Company determined it could no longer maintain capital and surplus requirements for its insurance operations.

From 1995 through June 1996, the Company's primary business was the rental of real property. On July 3, 1996, the Company sold its sole property for net proceeds of $501,276.

In 1997, the Company, through its wholly owned subsidiary Wall Street Investments Corp (WSIC), attempted to start a financial consulting services business. As of April 10, 1999, WSIC was no longer conducting operations and was dissolved in July 2000.

In 1999, the Company's principal place of business moved to Canada. In December 1999, the Company formed a wholly owned subsidiary, Capital Reserve Canada Limited, an Alberta corporation ("Capital Canada"), to locate and acquire producing oil and gas assets in Canada.

As of December 31, 2000, the Company has one (1) wholly owned subsidiary, Capital Reserve Canada Limited. WSIC was included in the consolidated statements for the fiscal year ended December 31, 1999 but was liquidated during the year 2000 and is not included in these statements.

Operations

Lease Agreement/Acquisition of Commercial Property:

In January 2000, the Company's wholly owned subsidiary, Capital Canada, acquired approximately 14,107 square feet of office and laboratory space in Calgary, Alberta, pursuant to a written five (5) year lease agreement. The lease agreement included an option to purchase the building (consisting of a total of approximately 22,507 square feet) at a price of $1,519,000. On June 30, 2000, Capital Canada assigned its purchase rights to the Company and gave notification to the Landlord of intent to purchase the building. The Company executed mortgage documents with a local lender to provide $1,066,080 toward the purchase price. The Company paid for the remainder of the purchase price in cash. The Company, at the closing, received a credit of $28,953 applied to the purchase price which amount was equal to fifty percent (50%) of six months of Capital Canada's basic rent payments. The rent expense for the year was reduced by the amount credited to the purchase. The closing took place on August 31, 2000.

During the fourth quarter, the Company purchased a second commercial building for a purchase price of $178,310. The purchase was completed on December 1, 2000.

Oil and Gas Activities:

During the year 2000 the Company began investing in oil and gas operations and has elected to follow the full cost method of accounting for these activities.

Capital Canada acquired a 5% interest in a producing oil and gas field that includes four wells and a gathering facility. The total cost of the acquisition was $612,630 which was paid for in the form of a cash payment of $204,105 and 817,050 shares of common stock of the Company, at a deemed price of $0.50 per share.

The Company entered into a Farmout Agreement and Casing Point Agreement with Hancock Enterprises to purchase a 5% interest in a well known as the Freedom Dome Well located in Rosebud County, Montana which would earn a 4% net revenue interest in the drill spacing unit before payout and a 3.5% net revenue interest after payout, as well as a 3.5% working interest in the balance of 1,766.73 acres. In addition, the Company purchased a 5% interest in a well known as the Pioneer Well located in Garfield County, Montana to earn a 0.58928% working interest in the Tyler formation only, subject to total lease overriding royalties of 19.1%. The Company expended a total of $36,555 on drilling the two wells. Both wells were dry holes.

The Company also purchased a 4% working interest in 54,237.57 acres for $18.00 per acre for a total consideration of $39,051. The Company is presently reviewing other drilling opportunities on the remaining partnership lands.

Acquisition of Residential Property

In connection with a Consulting Agreement agreed to between the Company and its President, Mr. W. Scott Lawler (See "Consulting Agreements" below), the Company and Mr. Lawler agreed that the Company would purchase a home in the City of Calgary for Mr. Lawler's personal use. The purchase price of the home was $541,241. The Company assumed a variable interest rate mortgage from ATB in the amount of $384,554 amortized over 25 years, due and payable on May 1, 2005. On May 1, 2005, the mortgage can either be repaid or renewed with the interest rate converted to the then prevailing fixed rate. The monthly payments of principal and interest, property taxes and all other payments are Mr. Lawler's obligation. Title to such property is in the name of the Company. Mr. Lawler provided funds to the Company in the amount of $167,842 to pay for the down payment and all closing costs associated with the purchase. The funds were provided in the form of a subscription for shares of Capital Reserve's common stock at the purchase price of $1.00 per share. The net proceeds to Capital Reserve realized from the offering was $167,842, as this offering was made without the use of any agent or salesman and was conducted without any costs, commissions or finders' fees.

If and when the property is sold, the Company will receive any and all gains (and/or losses) from such sale, less the cost of any approved improvements to the property paid for by Mr. Lawler. However, Mr. Lawler has the option of acquiring title to the property (and thus all resulting gains or losses) by (a) assuming or paying off the Company's mortgage; and (b) surrendering to the Company the 167,842 shares of common stock obtained from the Company in a private placement. The Company recognized the principal reduction of the mortgage based on the payments of principal made by Mr. Lawler.

Consulting Agreements

As of April 24, 2000, the Company entered into a Consulting Agreement with its President and a member of its Board of Directors, Mr. W. Scott Lawler, pursuant to which Mr. Lawler agreed to relocate to Calgary, Alberta, Canada, to work at the Company's facilities in Calgary and devote more substantial time to the operations of the Company. The term of the Consulting Agreement is two (2) years, with an option on Mr. Lawler's part to extend for one (1) additional year. Mr. Lawler will receive an annual salary of $75,000.00, plus stock options (at terms yet to be determined) and automatic annual salary increases of fifteen percent (15%). As a further inducement to Mr. Lawler to move to Calgary on the Company's behalf, the Company purchased a home for Mr. Lawler's use. See "Acquisition of Residential Property" above.

Use of Estimates in the preparation of the financial statements

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Consolidation

The consolidated financial statements for 2000 include the Company and its wholly owned subsidiary, Capital Reserve Canada Limited. The financial statements for 1999 also included WSIC, which was liquidated in 2000. All significant inter-company accounts and transactions have been eliminated.

Depreciation

Depreciation has been provided in amounts sufficient to relate the costs of depreciable assets to operations over their estimated useful lives principally on the straight-line method from two to five years for office equipment and computers and over 25 years for buildings.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Treasury Stock

Treasury stock has been treated as common stock redeemed and canceled, consistent with the Colorado Revised Statutes.

Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed based on 4,724,523 and 1,416,780 weighted average number of common shares outstanding during the years' ended December 31, 2000, and 1999, respectively. Fully diluted earnings per share are not presented because they are anti-dilutive.

Commitments and Contingencies

Effective January 15 through August 31, 2000, Capital Canada had entered into a five-year non-cancellable operating lease with a third party. With the Company purchase of the commercial property effective August 31, 2000 the lease was terminated and therefore there are no longer any lease commitments. See Note 1-Operations- "Lease Agreement/Acquisition of Commercial Property"

Risks and Uncertainties

The Company is subject to substantial risks and uncertainties inherent in the operation of oil and gas properties.

Note 2 - Private Placement of Common Stock

During the fiscal year ended December 31, 1999, the Company offered for sale up to 2,000,000 units of common stock at $0.50 per unit, each unit consisting of one share and one warrant to acquire a like number of additional shares of common stock at $1.00 per share. The Company received subscriptions in excess of the total offering and elected to exercise its right under the terms of the offering to accept only a portion of each subscriber's subscription, and to allow each of them to apply the unaccepted portion towards the purchase price of the warrants issuable with the accepted portion of their subscriptions. As a result, 2,000,000 units were issued and certain of the subscribers elected to exercise a total of 415,730 warrants resulting in the issuance of an additional 415,730 shares. The total proceeds to the Company from this offering, including $415,730 from the exercise of warrants and net of commissions and finders fees, were $1,350,930.

In connection with the purchase of real estate and the issuance of stock discussed above, the Company's President, Mr. W. Scott Lawler purchased a total of 167,842 shares of the Company. (See Note 1-Operations- " Acquisition of Residential Property")

As part of its investment in Texas T Petroleum Ltd., on September 25, 2000, the Company issued 500,000 shares pursuant to an Amended and Restated Technology Transfer Agreement with Dr. Pierre Jorgensen and Synergy Technologies Corporation and its subsidiaries, Carbon Resources Limited and Lanisco Holdings Limited. Dr. Jorgensen is the inventor of a heavy oil upgrading technology for which the Company has provided development funds. (See Note 4- "Investments")

During the quarter ended December 31, 2000, the Company renegotiated an option agreement with Ralph W. Newton and Patricia L. Newton that was originally executed on October 6, 1998 for 200,000 options at $0.25 per share. It was unclear from the original option agreement the effect of an anti-dilution provision set forth therein. In exchange for a reduction of the exercise price to $0.13 per share, the parties agreed to the cancellation of 100,000 options. The Company received $13,000 for the exercise of the 100,000 options and the issuance of the shares was approved on December 22, 2000.

During the quarter ended December 31, 2000, the Company approved the issuance of 60,000 shares to its President, W.S. Lawler for directors' fees.

Note 3-Loans Receivable

Loans Receivable of $310,644 represents monies advanced to various unrelated corporations. These amounts bear interest calculated on the daily outstanding principal at 2% above prime rate and have no specific repayment terms.

Note 4- Investments

During the fiscal year 2000, the Company agreed with Texas T Resources Inc. to fund a portion of Texas T Petroleum Ltd. acquisition of a heavy oil upgrading technology. Texas T Resources Inc. is a majority shareholder of Texas T Petroleum Ltd. On August 1, 2000 the Company entered into a private placement agreement with Texas T Resources Inc. for 2,000,000 units at $0.0677 per unit, each unit comprised of one share and one share purchase warrant entitling the Company to purchase one additional share at $0.0880 for a period of two years. The Company paid cash consideration. These investments at December 31, 2000 had a book value of $133,240.

The Company also completed a share placement with Texas T Petroleum Ltd. and acquired 2,000,000 units of Texas T Petroleum Ltd. at $0.50 per unit, each unit comprised of one share and one share purchase warrant entitling the Company to purchase one additional share at $1.00 for a period of two years. Texas T Petroleum Ltd. holds a 50% interest in the shares of Carbon Resources Limited which holds the rights to the heavy oil upgrading technology. Capital Reserve holds a 9% interest in Texas T Petroleum Ltd. The Company purchased this interest by way of the issuance of 500,000 shares. (See Note 2- "Private Placement of Common Stock"), and cash consideration of $1,000,000.

Note 5- Advances Payable

Advances Payable of $223,299 are advances from various unrelated parties that bear interest at prime plus 2% and have no stated terms of repayment.

Note 6- Long-Term Debt

The Company's subsidiary, Capital Canada has a $199,860 revolving bank term loan payable on demand with the ATB. This amount has been fully drawn upon and represents $199,860 of the amount reflected on the consolidated balance sheet of the Company. The loan bears interest at the Bank of Canada's prime rate (7.5% as of December 31, 2000) plus 1% payable on the last day of each month. The revolving credit facility is subject to an annual review and specifies no repayment terms provided certain covenants related to the facility are met. As collateral security Capital Canada, has pledged a $3,331,000 floating charge debenture over all of its assets.

During the fiscal year ended December 31, 2000, the Company purchased a commercial property for a total purchase price of $1,519,000. The Company executed mortgage documents with Standard Life to provide $1,066,080 toward the purchase price. The mortgage has a five year term, amortized over 15 years, at an interest rate of 8.60%. On September 1, 2005, the mortgage can either be repaid or renewed with the interest rate converted to the then prevailing rate. The Company paid the remainder of the purchase price in cash. Monthly payments of principal and interest are $10,465. As at December 31, 2000 the mortgage balance was $1,056,978.

In connection with a Consulting Agreement agreed to between the Company and its President, Mr. W. Scott Lawler (See "Consulting Agreements" above). The Company assumed a variable interest rate mortgage from Alberta Treasury Branch in the amount of $384,554 amortized over 25 years, due and payable on May 1, 2005. On May 1, 2005, the mortgage can either be repaid or renewed with the interest rate converted to the then prevailing rate. Title to such property is in the name of the Company. As at December 31, 2000 the mortgage balance was $376,495.

Note 7- Related Party Transactions

References made to notes 1, 2 and 6 with transactions involving the Company's President, W. Scott Lawler.

A company controlled by the President of Capital Canada has incurred consulting fees of $37,500 for the fiscal year 2000 of which $22,500 remains outstanding.

Note 8- Recent Accounting Pronouncements

In December 1999, The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin no. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views regarding the application of generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC amended SAB 101 to acquire companies with fiscal years beginning after December 15, 1999 to implement the provisions of SAB 101 no later than the fourth fiscal quarter. The Company adopted the provision of SAB 101 in fiscal quarter ending December 31, 2000. The Company does not expect the adoption to have material effect on its financial statements.

Note 9- Subsequent Events

An expenditure of approximately $125,000 for renovations on the second commercial building which are expected to be incurred over the first two quarters of 2001.

Note 10 - Income Taxes

The Company, as of December 31, 2000 had approximately $2,510,000 net operating loss carryover that expires between 2001 to 2020. A change in ownership of more than 50% of the Company may result in the inability of the Company to utilize the carryover. The Company had deferred tax assets of approximately $1,200,000 relating to the net operating loss carryover. A valuation allowance has been provided for the total amount since the amounts, if any, of future revenues necessary to be able to utilize the carryover, are uncertain.

A reconciliation of income taxes computed using the statutory federal income tax differs from this effective tax rate is as follows:

	2000	1999
Computed at the expected statutory rate	(34.0)%	(34.0)%
State income tax, net of federal tax benefit	(3.0)	(3.1)
Other	(0.3)	(0.3)
Net change in valuation allowance	37.5	37.4

Income tax expense - effective rate	00.0%	00.0%

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names and ages of all directors and executive officers of Capital Reserve as of the date of this report, indicating all positions and offices with Capital Reserve and its subsidiary held by each such person:
NAME	AGE	POSITION
W. Scott Lawler	39	President and Director, and Director of Capital Reserve Canada Limited
Sharon M. Patmore	58	Secretary and Director
James F. Marsh	77	President and Director of Capital Reserve Canada Limited

Capital Reserve's directors are elected by the holders of Capital Reserve's common stock. Cumulative voting for directors is not permitted. The current management group, which was appointed in 2000, gave notice of and held the last Shareholders' Annual Meeting on March 21, 2001. The term of office of directors of Capital Reserve ends at the next annual meeting of Capital Reserve's shareholders or when their successors are elected and qualified. The annual meeting of shareholders is specified in Capital Reserve's bylaws to be held on the fourth Friday in August of every year and following fiscal year 2001 will be held at such time. The term of office of each officer of Capital Reserve ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his successor is elected and qualifies. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of Capital Reserve.

W. SCOTT LAWLER has been President and a director of Capital Reserve since November 1, 1999 and a director of Capital Reserve Canada Limited since its inception on December 8, 1999. Mr. Lawler is an attorney and is admitted in the States of California and Utah. Mr. Lawler received a Bachelor's Degree in business management in 1984 from Brigham Young University and his Juris Doctorate degree from U.S.C. Law Center in 1988. Mr. Lawler was admitted to the California State Bar in 1988 and the Utah State Bar in 1995. Mr. Lawler has been the principal of Lawler & Associates, specializing in corporate and securities matters, since 1995.

SHARON M. PATMORE has been a director and Secretary of Capital Reserve since October 6, 1998. Ms. Patmore is the sole employee and President of Sharon Patmore Agencies and has been since its inception in 1979. Ms. Patmore's responsibilities with Sharon Patmore Agencies include sales and corporate management.

JAMES F. MARSH, B.SC., M.B.A., Brig. Gen. (Ret'd) has been President and a director of Capital Reserve Canada Limited since its incorporation on December 8, 1999. Mr. Marsh is a retired construction executive and developer who spent several years in the commercial building industry as an architect. Mr. Marsh has been President and a director of 447017 B.C. Ltd., a private consulting company, since 1993, and a director of Buccaneer Recoveries Ltd., a private investment company, since May 15, 1996. He has served as a director of Templar Resources Corporation, a reporting company in the Province of British Columbia, Canada since October 21, 1994 and its President since August 22, 1995. He has also served as President and a director of Texas T Resources Inc., a British Columbia reporting company trading on the CDNX exchange in Canada for the period from June, 1994 to June 23, 1998 and rejoined the Board of Directors on July 7, 2000 and continues to serve as a director. He is also the President of Texas T Petroleum Ltd. which is a 64% subsidiary of Texas T Resources Inc. and the Secretary of Texas T Petroleum Inc., a wholly owned subsidiary of Texas T Resources Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Each of W. Scott Lawler and Sharon Patmore were late in filing their initial Form 3 stating their beneficial ownership of equity securities of Capital Reserve and their annual Form 5 for stating their beneficial ownership of equity securities of Capital Reserve.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information for the individuals who served as the CEO of Capital Reserve during any portion of the last 3 fiscal years. No disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000. Accordingly, no other executive officers of Capital Reserve are included in the table.

ANNUAL COMPENSATION					LONG TERM COMPENSATION
					AWARDS		PAYOUTS
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compen-sation($)	Restricted Stock Awards ($)	Securities Under-lying Options/ SARS($)	LTIP Pay-outs($)	All Other Compen-sation($)
W. Scott Lawler, President(1)	2000	$50,000	-0-	-0-	116,065(2)	-0-	-0-	-0-
W. Scott Lawler, President	1999	-0-	-0-	-0-	-0-	-0-	-0-	$38,655(3)
Glen C. Loder, Chairman, President and Treasurer(4)	1999	-0-	-0-	61,200	-0-	-0-	-0-	-0-
Glen C. Loder, Chairman, President and Treasurer(4)	1998	-0-	-0-	15,000	-0-	-0-	-0-	-0-

(1) Capital Reserve has agreed to issue to Mr. Lawler a monthly restricted stock award of 5,000 shares of common stock in exchange for his services as president and director of Capital Reserve. For the period ending December 31, 1999, Mr. Lawler earned 15,000 shares. For the period ending December 31, 2000, Mr. Lawler earned an additional 60,000 shares. Mr. Lawler also receives cash compensation for his services as President of Capital Reserve in the amount of $6,250 per month pursuant to a consulting contract. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

(2) This compensation was paid in the form of 60,000 restricted shares were awarded to Mr. Lawler as compensation for serving on the board of directors.

(3) Mr. Lawler received this compensation in the form of 72,742 shares as follows: 57,742 as payment for legal fees of $23,155 earned in 1999 as outside counsel and 15,000 shares, valued at $0.10 per share, for the three months of monthly directors fees.

(4) Pursuant to the Management Agreement between Capital Reserve and Glen C. Loder dated October 6, 1998. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

Mr. Lawler devotes approximately one-half of his time to Capital Reserve pursuant to a written consulting agreement described in "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

Capital Reserve does not pay non-officer directors for their services as such, nor does it pay any director's fees for attendance at meetings except Mr. Lawler who receives 5,000 shares of common stock per month as director's fees. Directors are reimbursed for any expenses incurred by them in their performance as directors.

Effective October, 6, 1998, Capital Reserve entered into a Management Agreement with Glen C. Loder, an officer and director of Capital Reserve, pursuant to which Mr. Loder had agreed to serve as President and Chairman of the Board of Directors of Capital Reserve. Capital Reserve paid Mr. Loder a consulting fee of $5,000 per month in exchange for his services, plus reimbursement of reasonable expenses. During 1999 but prior to his death in October 1999, Mr. Loder was paid $61,200 for consulting fees (of which $11,200 was advanced prior to being earned and was written-off by Capital Reserve as a result of Mr. Loder's passing). Mr. Loder was also reimbursed $11,628.70 for entertainment expenses, miscellaneous items and other administrative costs.

OPTIONS

On February 3, 1999, Capital Reserve issued stock options to Ralph W. Newton and Patricia L. Newton to acquire up to 200,000 shares of Capital Reserve's common stock at a price of $0.25 per share on or before February 3, 2001. The options included standard anti-dilution rights which would cause the purchase price to be reduced as a result of Capital Reserve selling shares of common stock at a price lower than the purchase price of the shares issuable upon exercise of the options. Patricia L. Newton is the wife of Ralph W. Newton. The options were issued in connection with the Stock Purchase Agreement between the Newtons and Glen C. Loder, the President and CEO of Capital Reserve. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." The value of the options has not been included in the Executive Compensation Table, above, because there was no established value for the shares of common stock in 1999 since Capital Reserve's shares did not recommence trading on OTC/BB until February 4, 2000. Therefore, the value of the options is unknown as compensation for the fiscal year ended 1999. During the quarter ended December 31, 2000, Capital Reserve re-negotiated the terms of this option agreement. It was unclear from the original option agreement the effect of the anti-dilution provision. In exchange for a reduction of the exercise price to $0.13 per share, the parties agreed to the cancellation of 100,000 of the 200,000 options. The Newtons immediately exercised their right to purchase the remaining 100,000 options and paid Capital Reserve $13,000 for this exercise. The issuance of the 100,000 shares was approved on December 22, 2000.

STOCK OPTION AND STOCK AWARD PLANS

Capital Reserve adopted an Stock Option and Stock Award Plan, which permitted the Board of Directors or a committee of directors to grant stock options or stock awards for a total of 500,000 shares to employees and consultants who provide bonafide services to Capital Reserve of Capital Reserve.

On March 23, 2000, stock awards totaling 500,000 shares were granted under the Plan. Mr. Lawler received 57,792 of such shares as payment for legal fees earned in fiscal year 1999 and 15,000 shares as compensation for serving as a director.

At Capital Reserve's Annual Shareholders Meeting held on March 21, 2001, the shareholders approved a new stock option plan under which Capital Reserve can issue shares to its employees, officers, directors and consultants at terms to be set by the Board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 31, 2001, with respect to the beneficial ownership of Capital Reserve's common stock by each person known by Capital Reserve to be the beneficial owner of more than 5% of the outstanding common stock, by each of Capital Reserve's officers and directors, and by the officers and directors of Capital Reserve as a group. Capital Reserve converted all 250,000 outstanding shares of its Class B Preferred Stock in the last quarter of 1999 in accordance with the election of the holders of a majority of such shares. The holders of shares of Class B Preferred Stock received a total of 200,000 shares of Class A Common Stock for their 250,000 preferred shares of Class B or a conversion of .8 to 1. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued:

COMMON STOCK
BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS(1)

Buccaneer Holdings Ltd.(2), P.O. Box 1678, Belize, Central America	629,502; this amount includes warrants for 200,000 shares	11.2%

James Tippee, 25 Regent Street, Belize City, Belize, Central America	778,834 shares are held in the name of Ocean Exploration Ltd. and include warrants for 381,007 shares	10.7%

W. Scott Lawler, President and director of Capital Reserve Corporation and a director of Capital Reserve Canada Limited, c/o 335 - 25 Street S.E., Calgary, Alberta, T2A 7H8, Canada	235,842	3.4%

Sharon Patmore, Secretary and director of Capital Reserve Corporation, #11, 1861 Beach Avenue, Vancouver, B.C., V6G 1Z1 Canada	0	-

James F. Marsh, President and director of Capital Reserve Canada Limited, c/o 335 - 25 Street S.E., Calgary, Alberta, T2A 7H8	119,458 held in the name of 447017 B.C. Ltd., of which Mr. Marsh is the beneficial owner, President and a director; these securities include warrants for 59,744 shares	1.7%

Officers and Directors as a group (3 persons)	235,842	5.1%

(1) Based on 6,864,235 shares of common stock outstanding.

(2) Buccaneer Holdings Ltd.'s beneficial owners are Walter Brown, Al Brown, Berta Tillman,

Alfonso Sevasey, Renegade Recreational Rentals, Inc., Dorothy Vasquez, Rupert Flowers,

Gerald Jones and Yvette Burks.

CHANGES OF CONTROL

Management is in the process of seeking a viable project or a company with which to complete an acquisition or a merger. Until a project or suitable company can be identified, Capital Reserve has only limited sources of income. There is no guaranty that management will be able to locate any such project or company. If Capital Reserve is able to find a suitable project or acquisition candidate, any such project or acquisition will most likely result in Capital Reserve having to issue a substantial amount of stock to consummate the transaction.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of April 24, 2000, Capital Reserve entered into a Consulting Agreement with its President and a member of its Board of Directors, Mr. W. Scott Lawler, pursuant to which Mr. Lawler agreed to relocate to Calgary, Alberta, Canada, to work at Capital Reserve's facilities in Calgary and devote more substantial time to the operations of Capital Reserve. The term of the Consulting Agreement is 2 years, with an option on Mr. Lawler's part to extend for 1 additional year. Mr. Lawler will receive an annual salary of $75,000.00, plus stock options (at terms yet to be determined) and automatic annual salary increases of 15%. As a further inducement to Mr. Lawler to move to Calgary on Capital Reserve's behalf, Capital Reserve purchased a home for Mr. Lawler's personal use.

The purchase price of the home was $541,241. Capital Reserve assumed a variable interest rate mortgage from Alberta Treasury Branch in the amount of $384,554 amortized over 25 years. On May 1, 2005, the loan can either be repaid or renewed with the interest rate converted to the then prevailing rate. The monthly payments of principal and interest are $2,636, which Mr. Lawler is obligated to make, along with all payments for property taxes, property insurance and maintenance. Title to such property is in the name of Capital Reserve. Mr. Lawler provided funds to Capital Reserve in the amount of $167,842 to pay for the down payment and all closing costs associated with the purchase. The funds were provided in the form of a subscription for shares of Capital Reserve's common stock at the purchase price of $1.00 per share. The shares were issued pursuant to the exemption from registration found in Rule 506 promulgated by the SEC under the Securities Act of 1933. The net proceeds to Capital Reserve realized from this offering was $167,842, as this offering was made without the use of any agent or salesman and was conducted without any costs, commissions or finders' fees.

If and when the property is sold, Capital Reserve will receive any and all gains (and/or losses) from such sale, less the cost of any pre-approved improvements to the property paid for by Mr. Lawler. However, Mr. Lawler has the option of acquiring title to the property (and thus all resulting gains or losses) by: (a) assuming or paying off Capital Reserve's mortgage; and (b) surrendering to Capital Reserve the 167,842 shares of common stock obtained from Capital Reserve in a private placement.

447017 B.C. Ltd., a private British Columbia corporation, earns a monthly consulting fee of $2,500 from Capital Reserve Canada Limited. Mr. James F. Marsh, President of Capital Reserve Canada Limited, is the beneficial owner of 447017 B.C. Ltd.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:
REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990
3.2	Amended Bylaws	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994
10.1	Management Agreement with Mr. Loder	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998
10.2	Lease Agreement dated January 15, 2000 by and between Capital Reserve Canada Limited and 319835 Alberta Ltd.	Incorporated by reference to Exhibit 10.14 previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
10.3	Purchase and Sale Agreement dated March 1, 2000 by and between Capital Reserve Canada Limited and Stone Canyon Resources Limited	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL RESERVE CORPORATION

By:/s/ W. Scott Lawler

Name: W. Scott Lawler

Title: President, Principal Executive, Financial and Accounting Officer

Date: April 13, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:/s/ W. Scott Lawler

Name: W. Scott Lawler

Title: President and Board of Directors

Date: April 13, 2001

By:/s/ Sharon Patmore

Name: Sharon Patmore

Title: Secretary and Board of Directors

Date: April 13, 2001