Form 10QSB
period 2001-03-31
CAPITAL RESERVE CORP
filed 2001-05-15
CIK 707674

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2001

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 0-17232

CAPITAL RESERVE CORPORATION

(Exact name of small business issuer

as specified in its charter)
COLORADO	84-0888594
(State or other jurisdiction of	(IRS Employer
incorporation or organization	Identification No.)

335 25th STREET, S.E.

CALGARY, ALBERTA, CANADA T2A 7H8

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

6,864,235 shares of common stock, no par value, as of May 9, 2001.

Transitional Small Business Disclosure Format (check one): Yes___ No _X_

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Independent Auditors' Review

Unaudited Consolidated Financial Statements

Balance Sheet

Statements of Operations

Statements of Stockholders' Equity

Statements of Cash Flows

Notes to Unaudited Consolidated Financial Statements

Review Report of Independent Certified Public Accountants

Board of Directors - Capital Reserve Corporation

We have reviewed the accompanying consolidated balance sheet of Capital Reserve Corporation as of March 31, 2001 and the related statements of operations for the three month period then ended and statement of cash flow for three month period ended March 31, 2001, in accordance with Statements of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of Capital Reserve Corporation.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with United States generally accepted accounting principles.

Miller and McCollom

By: /s/Miller and McCollum

Lakewood, Colorado

May 11, 2001

CAPITAL RESERVE CORPORATION

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET AS AT
ASSETS	As at March 31, 2001 (unaudited)	As at December 31, 2000
Current assets
Cash	$22,564	$20,909
Accounts receivables	70,682	23,460
Loans receivables(Note 2)	225,622	310,644
Prepaid expenses	53,752	32,134

Total Current Assets	372,620	387,147

Investments(Note 3)	1,126,840	1,133,240

Fixed assets(Note 4)
Oil and gas leases (net of accumulated depletion of $55,037) (Note 1)	679,402	692,279
Land	720,852	720,852
Buildings (net of accumulated depreciation of $35,668) (Note 1)	1,532,305	1,546,202
Office equipment and computers (net of accumulated depreciation of $6,750) (Note 1)	18,462	20,177

Total fixed assets	2,951,021	2,979,510

Total assets	$4,450,481	$4,499,897

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$86,593	$104,886
Accrued expenses	37,068	21,635
Current portion of long-term debt	149,295	156,828
Total current liabilities	272,956	283,349

Long-term liabilities
Advances payable(Note 5)	229,372	223,299
Future site restoration	383	273
Long-term debt(Note 6)	1,395,285	1,476,506
Total long-term liabilities	1,625,040	1,700,078

Total liabilities	1,879,996	1,983,427

Stockholders' equity(Note 2)
Class A Common Stock - authorized 20,000,000 shares of no par value; 6,864,235 and 2,179,865 issued and outstanding for 2000 and 1999	6,390,975	6,390,975
Accumulated Deficit	(3,838,489)	(3,874,505)

Total stockholders' equity	2,552,485	2,516,470

Total liabilities and stockholders' equity	$4,450,481	$4,499,897

The notes to these financial statements should be read in conjunction with the Unaudited Consolidated Financial Statements for the fiscal quarter ended March 31, 2001.

CAPITAL RESERVE CORPORATION

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Unaudited
	For the Quarters Ended March 31,
	2001	2000
Net sales and gross revenue
Petroleum and natural gas	$63,147	$-
Rental properties	61,654	25,000
	124,801	25,000
Costs and expenses applicable to sales and revenue
Royalties	5,405	-
Production and operation	10,927	15,519
Depletion, depreciation and amortization	33,792	353
	50,124	15,872
Gross profit
	74,677	9,128
Expenses
Legal	18,750	35,409
Consulting	30,745	67,850
Directors Fees	10,310	7,500
Other Administrative expenses	27,910	70,946
	87,715	181,705

Earnings (Loss) from operations	(13,038)	(172,577)

Other income and expenses
Interest income	6,951	588
Interest expense	(33,917)	(529)
Foreign exchange gain/(loss)	76,019	(6,007)
	49,053	(5,948)
Provision for income taxes	-	-
Net Income (Loss)	$36,015	$(178,525)

Net Income (Loss) per Common Share	$0.01	$(0.08)

Weighted Average Number of Common Shares Used in Calculation	6,864,235	2,218,711

The notes to these financial statements should be read in conjunction with

Unaudited Consolidated Financial Statements for the fiscal quarter ended March 31, 2001.

CAPITAL RESERVE CORPORATION

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Unaudited
	For the Three Months Ended March 31,
	2001	2000
Cash from operating activities:
Net income (loss) from continuing operations	$36,015	$(178,525)
Reconciling adjustments
Depreciation and amortization	33,792	354
Exchange rate loss/(gain)	(76,019)	-
Changes in operating assets and liabilities
Accounts receivable	(47,222)	83,089
Loans receivable	-	(786,105)
Prepaid expenses and deposits	(21,617)	(7,367)
Accounts payable and accrued expenses	(2,861)	512,387
Net cash flows from operating activities	(77,912)	(376,167)

Cash from investing activities:
Acquisition of oil and gas properties	-	(612,630)
Acquisition of property and equipment	-	(44,880)
Expenditures on property, plant and equipment	(5,194)	-
Investments	6,400	-
Proceeds from (payments to) advances receivable	85,022	(102,250)
Proceeds from investor deposits	-	1,169,308
Net cash flows From investing activities	86,228	409,548

Cash from financing activities:
Long term debt	(88,754)	206,970
Proceeds from (payments to) advances payable	6,074	-
Sales of common stock	-	252,500
Net cash flows from financing activities	(82,680)	459,470
Effect of exchange rate changes on cash	76,019	-
Net change in cash and cash equivalents	1,655	492,851
Cash at beginning of period	20,909	14,057

Cash at end of period	$22,564	$506,908

The notes to these financial statements should be read in conjunction with the

Unaudited Consolidated Financial Statements for the fiscal quarter ended March 31, 2001.

CAPITAL RESERVE CORPORATION

AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Unaudited
	Class A Common Stock
	Shares	Amount	Accumulated Deficit
Balance at December 31, 1999	2,179,865	$ 3,374,894	$ (3,382,550)

Issue of common stock	2,616,077	2,042,463	-

Commissions on sales	-	(64,800)	-

Warrants exercised	415,730	415,730	-

Shares for services	835,513	214,163	-

Acquisition of property	817,050	408,525	-

Net loss for the period	-	$ -	$ (491,954)

Balance at December 31, 2000	6,864,235	$ 6,390,975	$ (3,874,504)

Net Income for the period	-	$ -	$ 36,015

Balance at March 31, 2001	6,864,235	$ 6,390,975	$ (3,838,489)

The notes to these financial statements should be read in conjunction with the

Unaudited Consolidated Financial Statements for the fiscal quarter ended March 31, 2001.

CAPITAL RESERVE CORPORATION

Notes to Consolidated Financial Statements

March 31, 2001 and 2000

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

As of March 31, 2001, the Company has one (1) wholly owned subsidiary, Capital Reserve Canada Limited.

Operations

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

Basis of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiary, Capital Reserve Canada Limited. All significant inter-company accounts and transactions have been eliminated.

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

Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed based on 6,864,235 and 2,218,711weighted average number of common shares outstanding during the quarters ended March 31, 2001, and 2000, respectively. Fully diluted earnings per share are not presented because they are anti-dilutive.

Risks and Uncertainties

The Company is subject to substantial risks and uncertainties inherent in the operation of oil and gas properties.

Note 2-Loans Receivable

Loans Receivable of $225,622 represents monies advanced to various unrelated corporations. These amounts bear interest calculated on the daily outstanding principal at 2% above prime rate and have no specific repayment terms.

Note 3- Investments

During the fiscal year 2000, the Company agreed with Texas T Resources Inc. to fund a portion of Texas T Petroleum Ltd. acquisition of a heavy oil upgrading technology. Texas T Resources Inc. is a majority shareholder of Texas T Petroleum Ltd. On August 1, 2000 the Company entered into a private placement agreement with Texas T Resources Inc. for 2,000,000 units at $0.0677 per unit, each unit comprised of one share and one share purchase warrant entitling the Company to purchase one additional share at $0.0880 for a period of two years. The Company paid cash consideration. These investments at March 31, 2001 had a book value of $126,840.

The Company also completed a share placement with Texas T Petroleum Ltd. and acquired 2,000,000 units of Texas T Petroleum Ltd. at $0.50 per unit, each unit comprised of one share and one share purchase warrant entitling the Company to purchase one additional share at $1.00 for a period of two years. Texas T Petroleum Ltd. holds a 50% interest in the shares of Carbon Resources Limited which holds the rights to the heavy oil upgrading technology. Capital Reserve holds a 9% interest in Texas T Petroleum Ltd. The Company purchased this interest by way of the issuance of 500,000 shares and cash consideration of $1,000,000.

Note 4- Fixed Assets
	Oil & Gas Leases		Land & Buildings
	Chest-ermere	Central Montana	335 - 25 St. S.E.	1528 - 9 Ave. S.E.	Resi-dence	Office Equipment and Computers	Total
Oil & Gas Leases	654,311	80,128					734,439
Land			511,660		209,192		720,852
Buildings			1,057,613	178,310	332,050		1,567,973
Office equipment and computers						25,212	25,212
	654,311	80,128	1,569,273	178,310	541,242	25,212	3,048,476

D D & A	55,037	-	24,600		11,068	6,750	97,455

Net Book Value	$599,274	$80,128	$1,544,673	$178,310	$530,174	$18,462	$2,951.021

Note 5- Advances Payable

Advances Payable of $229,372 are advances from various unrelated parties that bear interest at prime plus 2% and have no stated terms of repayment.

Note 6- Long-Term Debt

The Company's subsidiary, Capital Canada has a $190,260 revolving bank term loan payable on demand with the ATB. This amount has been fully drawn upon and represents $190,260 of the amount reflected on the consolidated balance sheet of the Company. The loan bears interest at the Bank of Canada's prime rate (6.75% as of March 31, 2001) plus 1% payable on the last day of each month. The revolving credit facility is subject to an annual review and specifies no repayment terms provided certain covenants related to the facility are met. As collateral security Capital Canada, has pledged a $3,331,000 floating charge debenture over all of its assets.

During the fiscal year ended December 31, 2000, the Company purchased a commercial property for a total purchase price of $1,519,000. The Company executed mortgage documents with Standard Life to provide $1,066,080 toward the purchase price. The mortgage has a five year term, amortized over 15 years, at an interest rate of 8.60%. On September 1, 2005, the mortgage can either be repaid or renewed with the interest rate converted to the then prevailing rate. The Company paid the remainder of the purchase price in cash. Monthly payments of principal and interest are $10,465. As at March 31, 2001 the mortgage balance was $997,515.

The Company assumed a variable interest rate mortgage from Alberta Treasury Branch in the amount of $384,554 amortized over 25 years, due and payable on May 1, 2005. On May 1, 2005, the mortgage can either be repaid or renewed with the interest rate converted to the then prevailing rate. As at March 31, 2001 the mortgage balance was $356,805.

Note 7- Related Party Transactions

The last paragraph of Note 6 above involves the Company's President, W. Scott Lawler.

A company controlled by the President of Capital Canada has incurred consulting fees of $7,500 for the first quarter of the fiscal year 2001 all of which remains outstanding.

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

Note 9- Subsequent Events

An expenditure of approximately $22,505 was incurred in the current quarter for renovations on the commercial building at 1528 9th Avenue, Calgary, Alberta and an additional $200,000 for renovations on the building are expected to be incurred over the second quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

During the three-month period ended March 31, 2001, Capital Reserve's operations were limited to passive investments in oil and gas leases, two commercial real estate buildings, an equity interest in a company that has a fifty percent interest in a heavy oil upgrading technology and an investment in a Canadian reporting company traded on the Canadian Venture Stock Exchange. Each of these investments was acquired during the fiscal year ended December 31, 2000. Through most of fiscal years 1998 and 1999, management disposed of most of Capital Reserve's assets and applied the proceeds from the sale of those assets to decreasing Capital Reserve's outstanding liabilities. Capital Reserve conducted a number of financings during fiscal years 1999 and 2000. Capital from equity issues or borrowings is required to fund future operations. Therefore, the unaudited financial statements for the three-month period ended March 31, 2001; are not necessarily indicative of Capital Reserve's future operations. As Capital Reserve Corporation is a U.S. corporation, all dollar amounts used herein refer to U.S. dollars unless otherwise indicated.

RESULTS OF OPERATIONS

As of the date of this filing Capital Reserve has limited sources of income. During the three-month period ended March 31, 2001, Capital Reserve relied primarily upon the proceeds of $85,022 from advances receivable and $36,015 from net income to pay its expenses. Capital Reserve's net income for the period was largely due to a gain of $76,019 from foreign currency exchange. For the three-month period end March 31, 2001, Capital Reserve had a gross profit of $74,677. Comparatively, for the same period from the previous year, Capital Reserve had a gross profit of $9,128. Capital Reserve's gross profit from the first quarter of this year were sufficient to meet its total operational expenses mainly due to the aforementioned gain from foreign currency exchange. Capital Reserve's sources of revenue for the period in the current year were rental income of $61,654 and revenues of $63,147 from a 5% working interest in oil and gas leases and a process facility, known as Chestermere. Costs and expenses applicable to these revenues were comprised of royalties of $5,405, production and operation of $10,927 and depletion, depreciation and amortization of $33,792.

Most of Capital Reserve's rental income is associated with a 5 year written lease agreement, which generates $12,875 in monthly lease payments, plus operating costs, and expires on August 31, 2005. Capital Reserve has 2 other written lease agreements, which generate in the aggregate monthly rental income of $6,060, plus operating costs, and expire on July 31, 2005 and August 31, 2005, respectively.

Capital Reserve, most likely, will need to attempt to raise additional funds from equity sales, borrowings, joint ventures or merger/acquisition candidates to meet its operating expenses.

Capital Reserve's net operating loss for the three-month period ended March 31, 2001, decreased by approximately 92% compared to the same period from the previous year due to increased gross profit and a decrease in legal, accounting, and other administrative expenses. Capital Reserve's operating expenses for the three-month period ended March 31, 2001, were comprised primarily of legal expenses of $18,750, consulting fees of $30,745, directors' fees of $10,310 and other administrative expenses of $27,910, which is a decrease of $159,539 over Capital Reserve's operating expenses for the same period from the previous year of $172,577, which was comprised of legal expenses of $35,409, consulting expenses of $67,850, directors fees of $7,500 and other administrative expenses of $70,946. The decrease in other administrative expenses of $43,036 in the period in the current year over the period from the previous year is mainly attributable to the elimination of $13,000 in rent since we acquired our premises in August 2000 and a decrease of $11,000 in computer finance fees, as well as reduction in audit, accounting and other miscellaneous expenses. However, since Capital Reserve currently has limited sources of revenue, Capital Reserve's working capital could be negatively impacted in fiscal year 2001 by operating expenses.

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

LIQUIDITY

Cash flows from continuing operations during the three month periods ended March 31, 2001 and 2000 reflect net cash used of $77,912 and $376,167, respectively, while cash provided by investing activities for the same periods were $86,228 and $409,548, respectively, and cash flows from financing activities for the same periods reflect net cash used of $82,680 and net cash provided of $459,470, respectively.

The decrease in cash flows used by continuing operations for the three months ended March 31, 2001, over the same period from the previous year is due to not making any loans during the period from the current year compared to having made loans $786,105 during the period in the previous year. The decrease in cash flows used is also due to the fact that Capital Reserve earned net income of $36,015 for the period in the current year as compared to realizing a loss of $178,525 for the period in the previous year.

The decrease in cash flows provided by investing activities is due to the fact that Capital Reserve received $1,169,308 in proceeds during the period from the previous year in connection with an offering of securities as compared to having no securities offerings in the period for the current year. The decrease in cash flows provided by financing activities is due to the fact that Capital Reserve sold $252,500 of common stock and $206,970 of long-term debt during the period from the previous year and did not have such activities in the period in the current year

Capital Reserve's long term obligations include advances payable of $229,372 from an unrelated party, a mortgage balance on its commercial building of $997,515, a line of credit balance of $190,260, a mortgage balance on the residential property of $356,805 and a future site restoration obligation of $383. The advances payable have no stated terms of repayment and accrue interest at the rate of prime rate plus 2%. The mortgage on the commercial building accrues interest at the rate of 8.6% per annum and has monthly interest and principal payments of $10,465, is amortized over 15 years and matures on September 1, 2005, at which time it may be either renewed at the then-prevailing interest rate or repaid. The mortgage on the residential property currently accrues interest at the rate of 6.75% per annum and has monthly interest and principal payments of $2,636. The mortgage has a variable interest rate and is currently at the prime rate less 1/4 of a point. The loan is amortized over 25 years and matures on May 1, 2005, at which time it may be either renewed at the then-prevailing interest rate or be repaid.

At March 31, 2001, and December 31, 2000, Capital Reserve had working capital of $99,664 and $103,798, respectively. As of March 31, 2001, a majority of Capital Reserve's current assets were in the form of loans receivable, which has decreased by $85,022 during the quarter ended March 31, 2001. Since Capital Reserve does not have extensive sources of revenue, working capital could be depleted by operating expenses. Furthermore, if Capital Reserve should generate an operating loss for the current year comparable to the loss incurred for the year ended December 31, 2000, Capital Reserve's remaining cash and working capital will be depleted. Capital Reserve had current liabilities of $272,956 at March 31, 2001, as compared to $283,349 at December 31, 2000.

ASSETS

As at March 31, 2001, Capital Reserve had total assets of $4,450,481, compared to total assets of $4,499,897, at December 31, 2000. This represents a decrease of $49,416, which is mainly attributable to a decrease in loans receivables and by an increase in accumulated depletion of our oil and gas leases. Capital Reserves assets as at March 31, 2001, consist of land and buildings of $2,253,157, investments in companies developing heavy oil technology of $1,126,840, oil and gas leases of $679,402 (net of accumulated depletion of $37,578), cash of $22,564, accounts receivable of $70,682, loans receivables of $225,622, prepaid expenses of $53,752 and office equipment and computers of $18,462 net of depreciation of $5,035.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits and Index of Exhibits - see Exhibit Index below.
  Reports on Form 8-K - None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL RESERVE CORPORATION

Date: May , 2001

By:/s/ W. Scott Lawler
Name: W. Scott Lawler
Title: President

By:/s/ Sharon Patmore
Name: Sharon Patmore
Title: Secretary-Treasurer

EXHIBIT INDEX
REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990
3.2	Amended Bylaws	Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994
10.1	Management Agreement with Mr. Loder	Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998
10.2	Lease Agreement dated January 15, 2000 between Capital Reserve Canada Limited and 319835 Alberta Ltd.	Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
10.3	Purchase and Sale Agreement dated March 1, 2000 by and between Capital Reserve and Stone Canyon Resources Limited	Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
10.4	Stock Purchase Agreement dated October 6, 1998 with Ralph and Patricia Newton	Incorporated by reference to Exhibit 99.1 filed with Capital Reserve Corporation's Current Report on Form 8-K dated February 3, 1999
10.5	Capital Reserve Corporation Year 2000 Employee Stock Option and Stock Award Plan	Incorporated by reference to Exhibit 99.1 filed with Capital Reserve Corporation's Registration Statement on Form S-8 dated filed on March 23, 2000
10.6	Lease Agreement dated August 1, 2000 between 319835 Alberta Ltd. and Toshiba of Canada Limited	Filed Herewith
10.7	Lease Agreement dated September 1, 2000 between Capital Reserve Corporation and Synergy Technologies Corporation	Filed Herewith
10.8	Lease Agreement dated September 1, 2000 between Capital Reserve Corporation and Capital Reserve Canada Limited	Filed Herewith
10.9	Agreement of Purchase dated August 31, 2000 between Capital Reserve Corporation and 319835 Alberta Ltd.	Filed Herewith
10.10	Credit Facility Agreement dated March 7, 2000 between Capital Reserve Corporation and Alberta Treasury Branches	Filed Herewith
10.11	Share Exchange Agreement dated June 26, 1999 between Texas T Petroleum Ltd. and Synergy Technologies Corporation	Filed Herewith