Form 10QSB
period 2001-06-30
CAPITAL RESERVE CORP
filed 2001-08-10
CIK 707674

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2001

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-17232

CAPITAL RESERVE CORPORATION

(Exact name of small business issuer

as specified in its charter)
COLORADO	84-0888594
(State or other jurisdiction of	(IRS Employer
incorporation or organization	Identification No.)

1528B - 9 AVE S.E.

CALGARY, ALBERTA, CANADA T2G 0T7

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

Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

6,864,235 shares of common stock, no par value, as of July 31, 2001

Transitional Small Business Disclosure Format (check one): Yes No X

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Table of Contents:

Independent Auditors' Review

Unaudited Consolidated Financial Statements

Balance Sheet

Statements of Operations

Statements of Cash Flows

Statements of Stockholders' Equity

Notes to Unaudited Consolidated Financial Statements

Review Report of Independent Certified Public Accountants

Board of Directors - Capital Reserve Corporation

We have reviewed the accompanying consolidated balance sheet of Capital Reserve Corporation as of June 30, 2001 and the related statements of operations for the three and six months period then ended and statement of cash flow for six month period ended June 30, 2001, in accordance with Statements of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of Capital Reserve Corporation.

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

Miller and McCollom

By: /s/Miller and McCollum

77400 West Fourteenth Avenue, Suite 10

Lakewood, Colorado, 80215

August 9, 2001

CAPITAL RESERVE CORPORATION

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS	As at June 30, 2001 (unaudited)	As at December 31, 2000 (audited)
Current assets
Cash	$46,814	$20,909
Accounts receivable	17,694	23,460
Loans receivable(Note 2)	204,119	310,644
Prepaid expenses	177,261	32,134

Total Current Assets	445,888	387,147

Investments(Note 3)	1,132,060	1,133,240

Fixed assets(Note 4)
Oil and gas leases (net of accumulated depletion of $62,757) (Note 4)	706,262	692,279
Land	720,852	720,852
Buildings (net of accumulated depreciation of $49,657) (Note 4)	1,521,602	1,546,202
Office equipment and computers (net of accumulated depreciation of $8,464) (Note 4)	16,748	20,177

Total fixed assets	2,965,464	2,979,510

Total assets	$4,543,412	$4,499,897

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Loan payable (Note 5)	$153,275	$-
Accounts payable	124,404	104,886
Accrued expenses	31,804	21,635
Current portion of long-term debt	155,439	156,828
Total current liabilities	464,922	283,349

Long-term liabilities
Advances payable(Note 6)	248,985	223,299
Future site restoration	457	273
Long-term debt(Note 7)	1,441,859	1,476,506
Total long-term liabilities	1,691,301	1,700,078

Total liabilities	2,156,223	1,983,427

Stockholders' equity
Class A Common Stock - authorized 20,000,000 shares of no par value 6,864,235 issued and outstanding as at June 30, 2001 & December 31, 2000;	6,390,975	6,390,975
Accumulated Deficit	(4,003,786)	(3,874,505)

Total stockholders' equity	2,387,189	2,516,470

Total liabilities and stockholders' equity	$4,543,412	$4,499,897
See Notes to Financial Statements.

CAPITAL RESERVE CORPORATION

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2001	2000	2001	2000
Net sales and gross revenue
Petroleum and natural gas	$12,223	$11,942	$75,370	$11,942
Rental properties	50,818	43,505	112,471	68,505
	63,041	55,447	187,841	80,447
Costs and expenses applicable to sales and revenue
Royalties	11,702	3,138	17,108	3,138
Production and operation	20,292	28,338	31,218	43,857
Depletion, depreciation and amortization	23,497	3,884	56,820	4,237
	55,491	35,360	105,146	51,232
Gross profit	7,550	20,087	82,695	29,215

Expenses
Legal	20,000	9,875	38,750	45,284
Consulting	26,850	34,737	57,595	128,837
Directors Fees	5,200	-	15,510	7,500
Other Administrative expenses	30,283	128,615	58,662	173,309
	82,333	173,227	170,517	354,930

Earnings (Loss) from operations	(74,783)	(153,140)	(87,822)	(325,715)

Other income and expenses
Interest income	5,664	25,091	12,616	25,679
Interest expense	(34,239)	(4,075)	(68,155)	(4,605)
Foreign exchange gain/(loss)	(61,940)	(11,828)	(14,079)	(17,836)
	(90,515)	9,188	(41,460)	3,238
Provision for income taxes	-	-	-	-

Net Income (Loss)	$(165,297)	$(143,952)	$(129,282)	$(322,477)

Net Income (Loss) per Common Share	$(0.02)	$(0.04)	$(0.02)	$(0.10)

Weighted Average Number of Common Shares Used in Calculation	6,864,235	4,266,429	6,864,235	3,242,570

See notes to Financial Statements.

CAPITAL RESERVE CORPORATION

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited
	For the Six Months Ended June 30,
	2001	2000
Cash from operating activities:
Net income (loss) from continuing operations	$(129,282)	$(322,477)
Reconciling adjustments
Depreciation and amortization	57,289	4,236
Issuance of shares for services	-	98,098
Acquisition of property	-	408,525
Exchange rate loss/(gain)	(14,079)	17,836
Changes in operating assets and liabilities
Accounts receivable	5,767	36,279
Loans receivable	-	(992,923)
Prepaid expenses and deposits	(145,126)	15,960
Loan payable	153,275	-
Accounts payable and accrued expenses	29,687	40,295
Net cash flows from operating activities	(42,469)	(694,171)

Cash from investing activities:
Acquisition of oil and gas properties	-	(623,420)
Acquisition of property and equipment	-	(608,576)
Expenditures on property, plant and equipment	(43,060)	-
Investments	1,180	-
Proceeds from (payments to) advances receivable	106,525	(68,250)
Proceeds from investor deposits	-	573,179
Net cash flows from investing activities	64,645	(727,067)

Cash from financing activities:
Long term debt	(36,036)	539,976
Proceeds from (payments to) advances payable	25,686
Sales of common stock	-	975,117
Offering costs	-	(64,800)
Net cash flows from financing activities	(10,350)	1,450,293
Effect of exchange rate changes on cash	14,079	(17,836)
Net change in cash and cash equivalents	25,905	11,219
Cash at beginning of period	20,909	14,056
Cash at end of period	$46,814	$25,275

See Notes to Financial Statements.

CAPITAL RESERVE CORPORATION

AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

As at six months ended June 30, 2001

Unaudited

	Class A Common Stock
	Shares	Amount	Accumulated Deficit
Balance at December 31, 1999	2,179,865	$ 3,374,894	$ (3,382,550)

Issue of common stock	2,616,077	2,042,463	-

Commissions on sales	-	(64,800)	-

Warrants exercised	415,730	415,730	-

Shares for services	835,513	214,163	-

Acquisition of property	817,050	408,525	-

Net loss for the year	-	$ -	$ (491,954)

Balance at December 31, 2000	6,864,235	$ 6,390,975	$ (3,874,504)

Net Income for the six month period ended June 30, 2001	-	$ -	$ (129,282)

Balance at June 30, 2001	6,864,235	$ 6,390,975	$ (4,003,786)

See Notes to Financial Statements.

CAPITAL RESERVE CORPORATION

Notes to Consolidated Financial Statements

Six Month Periods ended June 30, 2001 and 2000

Unaudited

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

As of June 30, 2001, the Company has one (1) wholly owned subsidiary, Capital Reserve Canada Limited.

Operations

Real Property

Residential Property

In connection with a Consulting Agreement agreed to between the Company and its President, Mr. W. Scott Lawler (see "Consulting Agreements" below), the Company and Mr. Lawler agreed that the Company would purchase a home in the City of Calgary for Mr. Lawler's personal use. The purchase price of the home was $541,241. The Company assumed a variable interest rate mortgage from Alberta Treasury Branches in the amount of $384,554 amortized over 25 years, due and payable on May 1, 2005. On May 1, 2005, the mortgage can either be repaid or renewed with the interest rate converted to the then prevailing fixed rate. The monthly payments of principal and interest, property taxes and all other payments are Mr. Lawler's obligation. Title to such property is in the name of the Company. Mr. Lawler provided funds to the Company in the amount of $167,842 to pay for the down payment and all closing costs associated with the purchase. The funds were provided in the form of a subscription for shares of Capital Reserve's common stock at the purchase price of $1.00 per share. The net proceeds to Capital Reserve realized from the offering was $167,842, as this offering was made without the use of any agent or salesman and was conducted without any costs, commissions or finders' fees.

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

Commercial Properties

  During the fiscal year ended December 31, 2000, the Company purchased a commercial property for a total purchase price of $1,519,000. (See Note 7 - "Long-Term Debt" below).

  During the fiscal year ended December 31, 2000, the Company purchased a second commercial property for $178,310. (See Note 5 - "Loan Payable" below)

Consulting Agreement

As of April 24, 2000, the Company entered into a Consulting Agreement with its President and a member of its Board of Directors, Mr. W. Scott Lawler, pursuant to which Mr. Lawler agreed to relocate to Calgary, Alberta, Canada, to work at the Company's facilities in Calgary and devote more substantial time to the operations of the Company. The term of the Consulting Agreement is two (2) years, with an option on Mr. Lawler's part to extend for one (1) additional year. Mr. Lawler will receive an annual salary of $75,000.00, plus stock options (at terms yet to be determined) and automatic annual salary increases of ten percent (10%). As a further inducement to Mr. Lawler to move to Calgary on the Company's behalf, the Company purchased a home for Mr. Lawler's use. See "Acquisition of Residential Property" above.

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

Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed based on 6,864,235 and 3,242,570 weighted average number of common shares outstanding during the six (6) month periods ended June 30, 2001, and 2000, respectively. Fully diluted earnings per share are not presented because they are anti-dilutive.

Risks and Uncertainties

The Company is subject to substantial risks and uncertainties inherent in the operation of oil and gas properties and real estate investments.

Note 2 - Loans Receivable

Loans Receivable of $204,119 represent monies advanced to various unrelated corporations. These amounts bear interest calculated on the daily outstanding principal at 2% above prime rate and have no specific repayment terms.

Note 3 - Investments

During the fiscal year 2000, the Company agreed with Texas T Resources Inc. (a public reporting British Columbia corporation) to fund a portion of the acquisition of a heavy oil upgrading technology by its majority owned subsidiary, Texas T Petroleum Ltd., (a private Colorado company). Texas T Resources Inc. is a majority shareholder of Texas T Petroleum Ltd. On August 1, 2000 the Company entered into a private placement agreement with Texas T Resources Inc. for 2,000,000 Units at $0.0677 per Unit, each Unit comprised of one share and one share purchase warrant entitling the Company to purchase one additional share at $0.0880 for a period of two years. The Company paid cash consideration for the Units. These investments at June 30, 2001 had a book value of $132,060.

The Company also completed a private placement with Texas T Petroleum Ltd., and acquired 2,000,000 Units of Texas T Petroleum Ltd. at $0.50 per Unit, each Unit comprised of one share and one share purchase warrant entitling the Company to purchase one additional share at $1.00 for a period of two years. Texas T Petroleum Ltd. holds a 50% interest in Carbon Resources Limited, which holds the rights to the heavy oil upgrading technology. Capital Reserve owns a 9% interest in Texas T Petroleum Ltd. The Company purchased this investment for $1,000,000.

Note 4 - Fixed Assets
	Oil & Gas Leases		Land & Buildings Calgary, Alberta
	Chestermere	Central Montana	335 - 25 St. S.E.	1528 - 9 Ave. S.E.	Residence	Office Equipment and Computers	Total
Oil & Gas Leases	688,384	80,635					769,019
Land			511,660		209,192		720,852
Buildings			1,060,899	178,310	332,050		1,571,259
Office equipment and computers						25,212	25,212
	688,384	80,635	1,572,559	178,310	541,242	25,212	3,086,342

D, D & A	62,757	-	35,268	-	14,389	8,464	120,878

Net Book Value	625,627	80,635	1,537,291	178,310	526,853	16,748	2,965,464

Note 5 - Loan Payable

Loan Payable of $153,275 is a mortgage for one (1) year repayable on April 11, 2002 bearing interest at the rate of 10% per annum. The mortgage is secured by the commercial property situated at 1528 - 9 Avenue S.E., Calgary, Alberta, Canada. The purchase price for this property was $178,310.

Note 6 - Advances Payable

Advances Payable of $248,985 are advances from various unrelated parties that bear interest at prime plus 2% and have no stated terms of repayment.

Note 7 - Long-Term Debt

The Company's subsidiary, Capital Canada has a $198,090 revolving bank term loan payable on demand with the Alberta Treasury Branches. This amount has been fully drawn upon and is included in the long-term debt reflected on the consolidated balance sheets of the Company. The loan bears interest at the Bank of Canada's prime rate (6.25% as of June 30, 2001) plus 1% payable on the last day of each month. The revolving credit facility is subject to an annual review and specifies no repayment terms provided certain covenants related to the facility are met. As collateral security, Capital Canada has pledged a $3,331,000 floating charge debenture over all of its assets.

During the fiscal year ended December 31, 2000, the Company purchased a commercial property for a total purchase price of $1,519,000. The Company executed mortgage documents with Standard Life to provide $1,066,080 toward the purchase price. The mortgage has a five year term, amortized over 15 years, at an interest rate of 8.60%. On September 1, 2005, the mortgage can either be repaid or renewed with the interest rate converted to the then prevailing rate. The Company paid the remainder of the purchase price in cash. Monthly payments of principal and interest are $10,465. As at June 30, 2001, the mortgage balance was $1,029,324.

In connection with the purchase of residential property described in Note 1 above, the Company assumed a variable interest rate mortgage from Alberta Treasury Branch in the amount of $384,554 amortized over 25 years, due and payable on May 1, 2005. On May 1, 2005, the mortgage can either be repaid or renewed with the interest rate converted to the then prevailing rate. As at June 30, 2001 the mortgage balance was $369,884.

Note 8 - Related Party Transactions

See Note 1 - "Residential Property", and "Consulting Agreement" for a discussion of transactions between the Company and its President, W. Scott Lawler.

A company controlled by the President of Capital Canada has incurred consulting fees of $7,500 for the second quarter of the fiscal year 2001 all of which remains outstanding.

Note 9 - Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views regarding the application of generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC amended SAB 101 to acquire companies with fiscal years beginning after December 15, 1999 to implement the provisions of SAB 101 no later than the fourth fiscal quarter. The Company adopted the provision of SAB 101 in fiscal quarter ending December 31, 2000. The adoption did not have a material effect on the Company's financial statements.

Note 10 - Other

(a) On August 8, 2001 Mr. W. Scott Lawler resigned as the Company's President and Ms. Sharon Patmore resigned as Treasurer. On the same date Ms. Jacqueline Danforth was appointed by the Board of Directors as President and Treasurer. Ms. Danforth was also elected to the Board of Directors. Ms. Danforth has spent the past several years in the employ of publicly traded companies, providing contract management, administrative and accounting services. From December 1, 1997 to June 15, 2001, Ms. Danforth was the Secretary and Treasurer and a member of the Board of Directors of Synergy Technologies Corporation. During her tenure at Synergy Technologies, Ms. Danforth was a member of Synergy's Audit Committee; a director of Carbon Resources limited, a subsidiary of Synergy; a director of SynGen Technologies Limited, a wholly owned subsidiary of Synergy; and a director of Lanisco Holdings Limited, a wholly owned subsidiary of Carbon Resources Limited. In1996 Ms. Danforth expanded her duties to include a stronger focus on the oil and gas sector and attended numerous courses and seminars offered by CAPL and the University of Calgary to familiarize herself with the industry. Ms. Danforth is currently completing her studies to become a Certified General Accountant.

(b) An expenditure of approximately $123,905 was incurred in the second quarter of 2001 for renovations on the commercial building at 1528 9 Avenue, Calgary, Alberta, and an additional $45,000 for renovations on the building are expected to be incurred over during the third quarter of 2001.

(c) Terms of the Amended and Restated Technology Transfer Agreement, which the Company entered into with Synergy Technologies Corporation, Carbon Resources Limited, Lanisco Holdings Limited and Dr. Pierre Jorgensen on September 25, 2000, call for Dr. Jorgensen to receive proceeds of no less than $500,000 from the sale of 100,000 shares of Synergy Technologies Corporation and 100,000 shares of the Company by February 28, 2001, and an additional $500,000 from the sale of a further 100,000 shares of Synergy Technologies Corporation and 100,000 shares of the Company by February 28, 2002. In the event that less than $500,000 in proceeds from each of such sales are realized by Dr. Jorgensen, the shortfall is to be paid equally by Synergy Technologies Corporation and the Company, in either cash or additional shares of common stock. If the amounts realized or received by Dr. Jorgensen by February 28, 2002 exceed cumulative proceeds of $1,000,000, such excess shall be paid back equally to Synergy Technologies Corporation and the Company. As of the date of this filing, Dr. Jorgensen has sold no shares of Synergy Technologies Corporation or the Company. Therefore the Company takes the position that until such time as Dr. Jorgensen completes the actual sale of such shares, any liability associated with a potential shortfall cannot be quantified. Based on the current trading price for the stock of the Company and Synergy Technologies Corporation, it is acknowledged that a shortfall could exist if Dr. Jorgensen sells these shares into the current market. However until such time as Dr. Jorgensen completes the actual sale of the shares, it is the opinion of management that no liability will be recorded on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

During the six-month period ended June 30, 2001, Capital Reserve's operations were limited to passive investments in oil and gas leases, two commercial real estate buildings, an equity interest in a company that has a fifty (50%) percent interest in a heavy oil upgrading technology and an investment in a Canadian reporting company traded on the Canadian Venture Exchange ("CDNX"). Each of these investments was acquired during the fiscal year ended December 31, 2000. Through the fiscal years ended December 31, 1998 and 1999, management disposed of most of Capital Reserve's assets and applied the proceeds from the sale of those assets to decreasing Capital Reserve's outstanding liabilities. Capital Reserve conducted a number of financings during fiscal years 1999 and 2000. Capital from equity issues or borrowings is required to fund future operations. Therefore, the unaudited financial statements for the six month periods ended June 30, 2001 and 2000; are not necessarily indicative of Capital Reserve's future operations. As Capital Reserve Corporation is a U.S. corporation, all dollar amounts used herein refer to U.S. dollars unless otherwise indicated.

RESULTS OF OPERATIONS

As of the date of this filing Capital Reserve has limited sources of income. During the six month period ended June 30, 2001, Capital Reserve relied primarily upon proceeds of $106,525 from advances receivable to pay its expenses. During the same period from the previous year, Capital Reserve relied primarily on proceeds from the sale of common stock totaling $975,117. For the six month period ended June 30, 2001, Capital Reserve had a gross profit of $82,695. Comparatively, for the same period from the previous year, Capital Reserve had gross profits of $29,215. Capital Reserve's sources of revenue for the six month period in the current year included rental income of $112,471, and revenues of $75,370 from a 5% working interest in certain producing oil and gas leases and a process facility, known as Chestermere. Costs and expenses applicable to these revenues were comprised of royalties of $17,108, production and operation expenses of $31,218 and depletion, depreciation and amortization of $56,820. Revenues for the same period from the previous year consisted of rental income of $68,505 and production revenue of $11,942. Associated costs and expenses included royalties of $3,138, production and operating expenses of $3,857 and depletion, depreciation and amortization of $4,237.

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

Capital Reserve's net operating loss for the six-month period ended June 30, 2001, decreased by approximately 73% compared to the same period from the previous year due to increased gross profit and a decrease in legal, consulting, and other administrative expenses. Capital Reserve's operating expenses for the six-month period ended June 30, 2001, were comprised primarily of legal expenses of $38,750, consulting fees of $57,595, directors' fees of $15,510 and other administrative expenses of $58,662, which reflect a decrease of $184,413 over Capital Reserve's total operating expenses for the same period from the previous year of $354,930, which was comprised of legal expenses of $45,284, consulting expenses of $128,837, directors fees of $7,500 and other administrative expenses of $173,309. The decrease in other administrative expenses of $114,647 in the current period over the period from the previous year is mainly attributable to the elimination of $33,872 in rent since the Company acquired the rental property premises in August 2000. The remaining decrease in administrative expenses relates to decreases $18,750, $22,547 and $15,750 in corporate finance, management and investor relations fees respectively, as well as reduction in audit, accounting and other miscellaneous expenses. However, since Capital Reserve currently has limited sources of revenue, Capital Reserve's working capital could be negatively impacted in fiscal year 2001 by operating expenses.

Management is in the process of seeking a viable project or company with existing operations to acquire or with which to merge. Until such an acquisition or merger can be identified, Capital Reserve has limited sources of income. There is no guarantee that management will be able to locate any such acquisition or merger. If Capital Reserve is able to find a suitable merger or acquisition candidate, any such merger or acquisition would most likely result in Capital Reserve having to issue a substantial amount of its stock to consummate the transaction.

LIQUIDITY

Cash flows from continuing operations during the six month periods ended June 30, 2001 and 2000 reflect net cash used of $42,469 and $694,171, respectively, while cash flows from investing activities for the same periods reflect cash provided of $64,645(2001) and net cash used of $727,067(2000) respectively. Cash flows from financing activities for the same periods reflect net cash used of $10,350(2001) and net cash provided of $1,450,293(2000).

The decrease in cash flows used by continuing operations for the six month periods ended June 30, 2001 and 2000 is a result of a substantial reduction in accounts receivable from the repayment of loans advanced for the comparative periods, as well as a reduction in reconciling adjustments. The decrease in cash flows used can also be attributed to the fact that the loss for the current period of $129,282, was substantially reduced compared to the loss of $322,477 for the same period in the previous year.

The increase in cash flows provided from investing activities is due to the fact that Capital Reserve was not involved in the acquisition of properties and equipment during the period in the current year as compared to the same period for the previous year. The decrease in cash flows provided by financing activities is due to the fact that Capital Reserve sold $975,117 of common stock and $539,976 of long-term debt during the six month period ended June 30, 2000, with no such activities in the period from the current year.

Capital Reserve's long term obligations include advances payable of $248,985 from unrelated mortgage balances on the commercial buildings of $1,029,324, a mortgage balance on the residential property of $369,884, a line of credit balance of $198,090 relating to the acquisition of a producing oil and gas property, and a future site restoration obligation of $457. The advances payable of $248,985 have no stated terms of repayment, and interest accrues at the rate of prime plus 2%. The mortgage on the commercial building accrues interest at the rate of 8.6% per annum, has monthly interest and principal payments of $10,465, and is amortized over 15 years maturing on September 1, 2005, at which time it may either be renewed at the then-prevailing interest rate or repaid. The mortgage on the residential property currently accrues interest at the rate of 6.75% per annum and has monthly interest and principal payments of $2,636. The mortgage has a variable interest rate and is currently at the prime rate, less 1/4 of a point. The loan is amortized over 25 years and matures on May 1, 2005, at which time it may be either renewed at the then-prevailing interest rate or be repaid.

At June 30, 2001 and 2000, Capital Reserve had negative working capital of $19,034 and working capital of $103,798, respectively. As of June 30, 2001, a majority of Capital Reserve's current assets were in the form of loans receivable, which decreased by $106,525 during the six (6) months ended June 30, 2001. If Capital Reserve should generate an operating loss for the current year comparable to the loss incurred for the year ended December 31, 2000, Capital Reserve's remaining cash will be depleted. Capital Reserve had current liabilities of $464,922 at June 30, 2001, as compared to $283,349 at December 31, 2000.

ASSETS

As at June 30, 2001, Capital Reserve had total assets of $4,543,412, compared to total assets of $4,499,897, at December 31, 2000. This represents an increase of $43,515, which is mainly attributable to a decrease in loans receivable and an increase in prepaid expenses. Capital Reserve's assets as at June 30, 2001, consist of land and buildings of $2,242,454 (net of accumulated depreciation of $49,657), investments in companies developing heavy oil upgrading technology of $1,132,060, oil and gas leases of $706,262 (net of accumulated depletion of $62,757), cash of $46,814, accounts receivable of $17,694, loans receivables of $204,119, prepaid expenses of $177,261 and office equipment and computers of $16,748 (net of depreciation of $8,464).

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

CAPITAL RESERVE CORPORATION

Date: August 9, 2001

By:/s/ Jacqueline R. Danforth

Name: Jacqueline R. Danforth

Title: President, Treasurer, Senior Financial Officer

By:/s/ Roy Philipose

Name: Roy Philipose

Title: Controller, Chief Accounting Officer

EXHIBIT INDEX
REGULATION S-B NUMBER EXHIBIT	EXHIBIT	REFERENCE
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990
3.2	Amended Bylaws	Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994
10.1	Management Agreement with Mr. Loder	Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998
10.2	Lease Agreement dated January 15, 2000 between Capital Reserve Canada Limited and 319835 Alberta Ltd.	Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
10.3	Purchase and Sale Agreement dated March 1, 2000 by and between Capital Reserve and Stone Canyon Resources Limited	Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
10.4	Stock Purchase Agreement dated October 6, 1998 with Ralph and Patricia Newton	Incorporated by reference to Exhibit 99.1 filed with Capital Reserve Corporation's Current Report on Form 8-K dated February 3, 1999
10.5	Capital Reserve Corporation Year 2000 Employee Stock Option and Stock Award Plan	Incorporated by reference to Exhibit 99.1 filed with Capital Reserve Corporation's Registration Statement on Form S-8 dated filed on March 23, 2000
10.6	Lease Agreement dated August 1, 2000 between 319835 Alberta Ltd. and Toshiba of Canada Limited	Incorporated by reference to the Exhibits filed with Capital Reserve Corporation's Form 10QSB for March 31, 2001
10.7	Lease Agreement dated September 1, 2000 between Capital Reserve Corporation and Synergy Technologies Corporation	Incorporated by reference to the Exhibits filed with Capital Reserve Corporation's Form 10QSB for March 31, 2001
10.8	Lease Agreement dated September 1, 2000 between Capital Reserve Corporation and Capital Reserve Canada Limited	Incorporated by reference to the Exhibits filed with Capital Reserve Corporation's Form 10QSB for March 31, 2001
10.9	Agreement of Purchase dated August 31, 2000 between Capital Reserve Corporation and 319835 Alberta Ltd.	Incorporated by reference to the Exhibits filed with Capital Reserve Corporation's Form 10QSB for March 31, 2001
10.10	Credit Facility Agreement dated March 7, 2000 between Capital Reserve Corporation and Alberta Treasury Branches	Incorporated by reference to the Exhibits filed with Capital Reserve Corporation's Form 10QSB for March 31, 2001
10.11	Share Exchange Agreement dated June 26, 1999 between Texas T Petroleum Ltd. and Synergy Technologies Corporation	Incorporated by reference to the Exhibits filed with Capital Reserve Corporation's Form 10QSB for March 31, 2001
10.12	Mortgage from Ultimate Resort Destinations Inc. dated April 12, 2001	Filed Herewith