Form 10QSB
period 2001-09-30
CAPITAL RESERVE CORP
filed 2001-11-14
CIK 707674

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 0-17232

CAPITAL RESERVE CORPORATION

(Exact name of small business issuer

as specified in its charter)
COLORADO	84-0888594
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1530 - 9th AVENUE S.E.

CALGARY, ALBERTA, CANADA T2G 0T7

(Address of principal executive offices)

(403) 204-0260

(Issuer's telephone number)

1528B - 9th AVENUE S.E.

CALGARY, ALBERTA, CANADA T2G 0T7

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

6,864,235 shares of common stock, no par value, as of OCTOBER 26, 2001

Transitional Small Business Disclosure Format (check one): Yes___ No _X_

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Unaudited Consolidated Financial Statements

Balance Sheets

Statements of Operations

Statements of Cash Flows

Statements of Stockholders' Equity

Notes to Unaudited Consolidated Financial Statements

CAPITAL RESERVE CORPORATION

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS	As at September 30, 2001 (unaudited)	As at December 31, 2000 (audited)
Current assets
Cash	$22,840	$20,909
Accounts receivable	8,129	23,460
Loans receivable(Note 2)	181,441	310,644
Prepaid expenses	210,463	32,134

Total Current Assets	422,873	387,147

Investments(Note 3)	1,165,171	1,133,240

Fixed assets(Note 4)
Oil and gas leases (net of accumulated depletion of $72,587) (Note 4)	714,946	692,279
Land	720,852	720,852
Buildings (net of accumulated depreciation of $63,606) (Note 4)	1,511,118	1,546,202
Office equipment and computers (net of accumulated depreciation of $11,135) (Note 4)	37,326	20,177
Total fixed assets	2,984,242	2,979,510

Total assets	$4,572,286	$4,499,897

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Loan payable (Note 5)	$197,709	$-
Accounts payable	148,938	104,886
Accrued expenses	17,895	21,635
Current portion of long-term debt	149,225	156,828
Total current liabilities	513,767	283,349

Long-term liabilities
Advances payable(Note 6)	249,936	223,299
Future site restoration	522	273
Long-term debt(Note 7)	1,367,398	1,476,506
Total long-term liabilities	1,617,856	1,700,078

Total liabilities	2,131,623	1,983,427

Commitments and Contingencies (Note 11)
Stockholders' equity
Class A Common Stock - authorized 100,000,000 shares of no par value and Class C Common Stock - authorized 2,000,000 shares of no par value 6,864,235 Class A shares issued and outstanding as at September 30, 2001 & December 31, 2000;	6,448,020	6,390,975
Accumulated Deficit	(4,007,357)	(3,874,505)

Total stockholders' equity	2,440,663	2,516,470

Total liabilities and stockholders' equity	$4,572,286	$4,499,897
See notes to financial statements.

CAPITAL RESERVE CORPORATION

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2001	2000	2001	2000
Net sales and gross revenue
Petroleum and natural gas	$28,460	$41,013	$103,830	$52,955
Rental properties	60,487	32,629	172,959	101,134
	88,947	73,642	276,789	154,089
Costs and expenses applicable to sales and revenue
Royalties	6,326	7,543	23,434	10,681
Production and operation	7,632	45,031	38,850	88,888
Depletion, depreciation and amortization	26,539	3,068	83,359	7,305
	40,497	55,642	145,643	106,874
Gross profit	48,450	18,000	131,146	47,215

Expenses
Legal	20,625	20,259	59,375	65,543
Consulting	88,198	5,000	145,793	160,087
Directors Fees	(15,510)	-	-	7,500
Other Administrative expenses	22,191	27,420	80,854	174,479
	115,504	52,679	286,022	407,609

Earnings (Loss) from operations	(67,054)	(34,679)	(154,876)	(360,394)

Other income and expenses
Interest income	3,820	24,527	16,436	50,206
Interest expense	(36,147)	(6,543)	(104,302)	(11,148)
Gain on exchange of shares	35,893	-	35,893	-
Foreign exchange gain/(loss)	59,917	13,005	73,996	(4,831)
	63,483	30,989	22,023	34,227
Provision for income taxes	-	-	-	-

Net Income (Loss)	$(3,571)	$(3,690)	$(132,853)	$(326,167)

Net Income (Loss) per Common Share	$(0.00)	$(0.00)	$(0.02)	$(0.08)

Weighted Average Number of Common Shares Used in Calculation	6,864,235	5,812,274	6,864,235	4,105,390

See notes to financial statements.

CAPITAL RESERVE CORPORATION

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited
	For the Nine Months Ended September 30,
	2001	2000
Cash from operating activities:
Net income (loss) from continuing operations	$(132,853)	$(326,167)
Reconciling adjustments
Depreciation and amortization	83,359	7,303
Issuance of shares for services	57,045	98,098
Acquisition of property	-	408,525
Exchange rate loss/(gain)	(73,996)	4,831
Changes in operating assets and liabilities
Accounts receivable	15,331	115,518
Loans receivable	129,203	(972,897)
Prepaid expenses and deposits	(178,331)	8,656
Loan payable	197,709	-
Accounts payable and accrued expenses	40,312	180,860
Net cash flows from operating activities	137,779	(475,273)

Cash from investing activities:
Acquisition of oil and gas properties	-	(692,002)
Acquisition of property and equipment	-	(2,119,448)
Expenditures on property, plant and equipment	(87,839)	-
Investments	(31,931)	-
Proceeds from investor deposits	-	212,970
Net cash flows from investing activities	(119,770)	(2,598,480)

Cash from financing activities:
Long term debt	(116,711)	1,489,244
Proceeds from (payments to) advances payable	26,637	314,360
Sales of common stock	-	1,339,852
Offering costs	-	(64,800)
Net cash flows from financing activities	(90,074)	3,078,656
Effect of exchange rate changes on cash	73,996	(4,831)
Net change in cash and cash equivalents	1,931	72
Cash at beginning of period	20,909	14,056
Cash at end of period	$22,840	$14,128

See notes to financial statements.

CAPITAL RESERVE CORPORATION

AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

As at nine months ended September 30, 2001

Unaudited

	Class A Common Stock
	Shares	Amount	Accumulated Deficit
Balance at December 31, 1999	2,179,865	$ 3,374,894	$ (3,382,550)

Issue of common stock	2,616,077	2,042,463	-

Commissions on sales	-	(64,800)	-

Warrants exercised	415,730	415,730	-

Shares for services	835,513	214,163	-

Acquisition of property	817,050	408,525	-

Net loss for the year	-	$ -	$ (491,954)

Balance at December 31, 2000	6,864,235	$ 6,390,975	$ (3,874,504)

Issuance of options for services	-	57,045	-

Net Income for the nine month period ended September 30, 2001	-	$ -	$ (132,853)

Balance at September 30, 2001	6,864,235	$ 6,448,020	$ (4,007,357)

See notes to financial statements.

CAPITAL RESERVE CORPORATION

Notes to Consolidated Financial Statements

Nine Month Periods ended September 30, 2001 and 2000

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

As of September 30, 2001, the Company has one (1) wholly owned subsidiary, Capital Reserve Canada Limited.

Operations

Real Property

Residential Property

In connection with a Consulting Agreement agreed to between the Company and its former President, Mr. W. Scott Lawler (see "Consulting Agreement" below), the Company and Mr. Lawler agreed that the Company would purchase a home in the City of Calgary for Mr. Lawler's personal use. The purchase price of the home was $541,241. The Company assumed a variable interest rate mortgage from Alberta Treasury Branches in the amount of $384,554 amortized over 25 years, due and payable on May 1, 2005. On May 1, 2005, the mortgage can either be repaid or renewed with the interest rate converted to the then prevailing fixed rate. The monthly payments of principal and interest, property taxes and all other payments are Mr. Lawler's obligation. Title to such property is in the name of the Company. Mr. Lawler provided funds to the Company in the amount of $167,842 to pay for the down payment and all closing costs associated with the purchase. The funds were provided in the form of a subscription for shares of Capital Reserve's common stock at the purchase price of $1.00 per share. The net proceeds to Capital Reserve realized from the offering was $167,842, as this offering was made without the use of any agent or salesman and was conducted without any costs, commissions or finders' fees.

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

  During the fiscal year ended December 31, 2000, the Company purchased a second commercial property for $178,310. (See Note 5 - "Loan Payable" below)

Consulting Agreement

As of April 24, 2000, the Company entered into a Consulting Agreement with its former President and a current member of its Board of Directors, Mr. W. Scott Lawler, pursuant to which Mr. Lawler agreed to relocate to Calgary, Alberta, Canada, to work at the Company's facilities in Calgary and devote more substantial time to the operations of the Company. The term of the Consulting Agreement is two (2) years, with an option on Mr. Lawler's part to extend for one (1) additional year. Mr. Lawler's consulting agreement calls for an annual salary of $75,000.00, with automatic salary increases of ten percent (10%) at the end of each year. In addition, under the terms of the agreement Mr. Lawler is to receive a stock option package should the Company implement a stock option plan during the term of his contract. In March 2001 the shareholders of the Company approved a stock option and award plan, and effective September 10, 2001, Mr. Lawler was granted 200,000 stock options for exercise at $1.00 per share for a period of five years from the grant date. As a further inducement for Mr. Lawler to move to Calgary on the Company's behalf, the Company purchased a home for Mr. Lawler's use. See "Acquisition of Residential Property" above.

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

 Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed based on 6,864,235 and 4,105,390 weighted average number of common shares outstanding during the nine (9) month periods ended September 30, 2001, and 2000, respectively. Fully diluted earnings per share are not presented because they are anti-dilutive.

Risks and Uncertainties

The Company is subject to substantial risks and uncertainties inherent in the operation of oil and gas properties and real estate investments.

Note 2-Loans Receivable

Loans Receivable of $181,441 represent monies advanced to various unrelated corporations. These amounts bear interest calculated on the daily outstanding principal at 2% above prime rate and have no specific repayment terms.

Note 3- Investments

During the fiscal year 2000, the Company agreed with Texas T Resources Inc. ("Texas T") (a public reporting Alberta corporation) to fund a portion of the acquisition of a heavy oil upgrading technology by Texas T's majority owned subsidiary, Texas T Petroleum Ltd., (a private Colorado company). Texas T Petroleum Ltd. would acquire a 50% interest in Carbon Resources Limited, a Cyprus company, which holds the rights to the heavy oil upgrading technology known as "CPJ". On August 1, 2000, in consideration of cash proceeds advanced to Texas T for the development of the upgrading technology, the Company entered into a private placement agreement with Texas T for the purchase of 2,000,000 units at $0.0677 per unit, each unit comprised of one share and one share purchase warrant entitling the Company to purchase one additional share at $0.0880 for a period of two years from the date of issue.

Subsequently in the fiscal year 2000, the Company also completed a private placement with Texas T's majority owned subsidiary Texas T Petroleum Ltd., and acquired 2,000,000 units of Texas T Petroleum Ltd. at $0.50 per unit, each unit comprised of one share and one share purchase warrant entitling the Company to purchase one additional share at $1.00 per share for a period of two years from the date of issue. On March 6, 2001, Texas T Petroleum Ltd. completed a reverse split of its share capital at the rate of 10:1, which resulted in the Company's shareholdings in Texas T Petroleum Ltd. being reduced from 2,000,000 units to 200,000 units. The Company's percentage ownership of Texas T Petroleum Ltd. remained constant following the reverse split and totals 9% of the total issued and outstanding shares of Texas T Petroleum Ltd. On July 3, 2001, the Company acquired a further 106,101 common shares in Texas T Petroleum Ltd. by way of a Stock Exchange Agreement with an unrelated third party where under the Company exchanged 652,252 units of Texas T for 106,101 common shares Texas T Petroleum Ltd. As at the date of this report, the Company owns 306,101 common shares of Texas T Petroleum Ltd, and a warrant to acquire an additional 200,000 common shares, which is recorded at a cost of $1,079,737 as at September 30,2001. The Company also owns 1,347,748 units of Texas T which has been recorded at a cost of $85,434 as at September 30,2001.

Note 4- Fixed Assets
	Oil & Gas Leases		Land & Buildings, Calgary, Alberta
	Chestermere	Central Montana	335 - 25 Street. S.E.	1528 & 1530 - 9 Avenue. S.E.	Residence	Office Equipment and Computers	Total
Oil & Gas Leases	706,771	80,762	-	-	-	-	787,533
Land	-	-	511,660		209,192	-	720,852
Buildings	-	-	1,064,364	178,310	332,050	-	1,574,724
Office equipment and computers	-	-	-	-	-	48,461	48,461
	706,771	80,762	1,576,024	178,310	541,242	48,461	3,131,570
D, D & A	72,587	-	45,897	-	17,709	11,135	147,328

Net Book Value	634,184	80,762	1,530,127	178,310	523,533	37,326	2,984,242

Note 5- Loan Payable

Loan Payable of $197,709 is a mortgage for one (1) year repayable on April 11, 2002 bearing interest at the rate of 10% per annum. The mortgage is secured by the commercial property situated at 1528 and 1530 - 9th Avenue S.E., Calgary, Alberta, Canada. The purchase price for this property was $178,310. Proceeds from the mortgage were used to extensively renovate the premises in order to allow for occupancy by commercial tenants.

Note 6- Advances Payable

Advances Payable of $249,936 are advances from various unrelated parties that bear interest at prime rate plus 2% and have no stated terms of repayment.

Note 7- Long-Term Debt

The Company's subsidiary, Capital Canada obtained a $183,831 revolving bank term loan payable on demand with the Alberta Treasury Branches, which amount has been fully drawn upon and is included in the long-term debt reflected on the consolidated balance sheets of the Company. The loan bears interest at the Bank of Canada's prime rate (6.25% as of September 30, 2001) plus 1%, payable on the last day of each month. During the quarter, Capital Canada entered into an further agreement with Alberta Treasury Branches to repay the loan at the rate of $6,339 per month commencing September 30,2001. As collateral security, Capital Canada has pledged a $3,331,000 floating charge debenture over all of its assets. The total assets of Capital Canada at September 30, 2001 amounted to $220,772.

During the fiscal year ended December 31, 2000, the Company purchased a commercial property for a total purchase price of $1,519,000. The Company executed mortgage documents with Standard Life to provide $1,066,080 toward the purchase price. The mortgage has a five-year term, amortized over 15 years, at an interest rate of 8.60%. On September 1, 2005, the mortgage can either be repaid or renewed with the interest rate converted to the then prevailing rate. The Company paid the remainder of the purchase price in cash. Monthly payments of principal and interest are $10,465. As at September 30, 2001, the mortgage balance was $979,106.

In connection with the purchase of residential property described in Note 1 above, the Company assumed a variable interest rate mortgage from Alberta Treasury Branches in the amount of $384,554 amortized over 25 years, due and payable on May 1, 2005. On May 1, 2005, the mortgage can either be repaid or renewed with the interest rate converted to the then prevailing rate. As at September 30, 2001 the mortgage balance was $353,685.

Note 8- Related Party Transactions

See Note 1 - "Residential Property", and "Consulting Agreement" for a discussion of transactions between the Company and Mr. W. Scott Lawler, its former President and a current director.

A company controlled by the President of Capital Canada has incurred consulting fees of $7,500 for the third quarter of the fiscal year 2001 all of which remains outstanding.

Note 9 - Changes in Common Stock

Issuance of Common Stock Options

During the three months ended September 30, 2001, the Company granted non-qualified stock options to directors, employees and consultants for 650,000 shares of Class A common stock under a stock option and award plan for 1,000,000 shares approved by the shareholders in March 2001. As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its options granted to employees. Accordingly, no expense was recorded for the director or employee stock options. For the non-employee stock options, Class A common stock and consulting expense was increased by $57,045

Note 10- Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views regarding the application of generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC amended SAB 101 to acquire companies with fiscal years beginning after December 15, 1999 to implement the provisions of SAB 101 no later than the fourth fiscal quarter. The Company adopted the provision of SAB 101 in fiscal quarter ending December 31, 2000. The adoption does not have a material effect on the Company's financial statements.

Note 11 - Commitments and Contingencies

The Corporation has issued 500,000 shares of its Common Stock to the inventor of the CPJ technology, Dr. Pierre Jorgensen, and is required under the agreement to issue additional shares in the event that the inventor does not realize a minimum amount of proceeds from the sale of such shares. The Corporation entered into this agreement at the request of the joint owner of the CPJ technology, Texas T Petroleum Ltd. Texas T Petroleum Ltd. repaid Capital Reserve for the 500,000 shares and has agreed to repay Capital Reserve for any additional shares issued to Dr. Jorgensen. Texas T Petroleum Ltd. may elect to repay Capital Reserve either in the form of cash or units in Texas T Petroleum Ltd. at a deemed price of $0.25 per unit, with each unit comprised of one share of common stock and a warrant to purchase an additional share of common stock for $0.50 per share. It is impossible at this time to predict the number of shares that Capital Reserve may be required to issue to Dr. Jorgensen. However, based on the current market price of Capital Reserve's stock, the number of shares that may need to be issued could exceed 1 million.

Note 12 - Other

(a) During the quarter the Company entered into an agreement with its President Ms. Jacqueline Danforth, whereby Ms. Danforth will be paid a monthly fee of $6,875, commencing October 1, 2001. In addition Ms. Danforth was granted a total of 200,000 stock options effective September 10, 2001 for exercise at $1.00 per share for a period of five years from the date of grant.

(b) An expenditure of approximately $31,545 was incurred in the third quarter of 2001 for renovations on the commercial building at 1528 and 1530 9th Avenue S.E., Calgary, Alberta, and an additional $15,000 for renovations to the building is expected to be incurred during the fourth quarter of 2001. Funds expended on the renovations to the building have been provided by way of a mortgage discussed in more detail in Note 5 - Notes Payable above.

(c) On November 7, 2001 the Company entered into a Share Exchange Agreement with the Food and Culinary Technology Group Inc. ("FACT"), a Nevada corporation, whereby all of the issued and outstanding shares of FACT will be exchanged for 2,000,000 shares of the Company's Class C common stock. The Share Exchange Agreement is subject to receiving approval from a majority of the shareholders of the Company which will be sought at a Special Meeting of shareholders on November 19, 2001. If the transaction is approved by the shareholders, the Company anticipates that the transaction will be completed on November 20, 2001. Thereafter FACT will be operated as a wholly owned subsidiary of the Company.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

During the nine-month period ended September 30, 2001, Capital Reserve's operations were limited to passive investments in oil and gas leases, two commercial real estate buildings, an equity interest in a company that has a fifty (50%) percent interest in a heavy oil upgrading technology and an investment in a Canadian reporting company traded on the Canadian Venture Exchange ("CDNX"). Each of these investments was acquired during the fiscal year ended December 31, 2000. During the nine months ended September 30, 2001 the Company has increased its investment in the company holding an interest in the heavy oil upgrading technology with a purchase of an additional five (5%) percent, and has added value to its investment in one of the commercial properties through extensive facility renovations. Through the fiscal years ended December 31, 1998 and 1999, management disposed of most of Capital Reserve's assets and applied the proceeds from the sale of those assets to decreasing Capital Reserve's outstanding liabilities. Capital Reserve conducted a number of financings during fiscal years 1999 and 2000. Capital from equity issues or borrowings is required to fund future operations. Therefore, the unaudited financial statements for the nine month periods ended September 30, 2001 and 2000; are not necessarily indicative of Capital Reserve's future operations. As Capital Reserve Corporation is a U.S. corporation, all dollar amounts used herein refer to U.S. dollars unless otherwise indicated.

PLAN OF OPERATION

Capital Reserve currently has sufficient cash and liquid assets to satisfy its cash requirements for the next four months based on its present operations. Capital Reserve has entered into a Share Exchange Agreement with Food and Culinary Technology Group Inc., a Nevada corporation ("FACT"), whereby Capital Reserve will acquire all of the issued and outstanding shares of FACT in exchange for 2 million shares of Capital Reserve's Class C common stock. This acquisition is subject to approval of the shareholders of Capital Reserve at a Special Shareholders Meeting to be held on November 19, 2001. If this acquisition is approved by the shareholders, it is anticipated that the acquisition will be concluded the following day, November 20th and FACT will be operated as a subsidiary of Capital Reserve. One of Capital Reserve's obligations as a result of the acquisition will be providing FACT with funding of $500,000 by January 2, 2002 and an additional $2,500,000 of funding 120 days later. If this funding is achieved, Capital Reserve anticipates such funding will satisfy the cash requirements of Capital Reserve and FACT for the next 12 months.

FACT has acquired the exclusive rights to various functional food formulas and products that it believes will fulfill an unsatisfied need in the food industry. "Functional foods" can be defined as any modified food or ingredient that provides health benefits beyond the traditional nutrients it contains. FACT's functional food products contain numerous health benefits, such as no sugar, no cholesterol, low carbohydrates and low sodium. FACT believes that its functional food products will beneficial to diabetics, dieters and others that are attempting to maintain a healthy lifestyle.

Capital Reserve has commenced a private placement of $750,000 of its securities to satisfy the initial funding obligation. The offering is for units comprised of one share of Capital Reserve Class A common stock and a warrant to purchase an additional share of Class A common stock for $1.50.

The funding described above will be utilized by FACT for the test launch of its first product, a functional food bread, in 500-600 retail stores located in the Northeast portion of the U.S. and California. If the test launch is successful, the funding will also be used for the national roll-out of the product.

The funding will also cover continued development of products by FACT's product development team. The focus of the product development team for the next twelve months will be to finalize the formulas for four to five new functional food products. FACT has budgeted $231,500 to be spent on product development during the next twelve months.

FACT will also spend approximately $88,000 of the funding to acquire satisfactory product development kitchen equipment, which will allow it to conduct its product development work. Capital Reserve does not anticipate any further purchase of plant or significant equipment nor the sale of either during the next twelve months.

During the next twelve months, Capital Reserve does not expect to increase its number of employees. FACT expects to increase its number of employees from one to seven as it launches its functional food products.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

On August 8, 2001 Mr. W. Scott Lawler resigned as the Company's President and Ms. Sharon Patmore resigned as Treasurer. On the same date the Board of Directors appointed Ms. Jacqueline Danforth as President and Treasurer. Ms. Danforth was also elected to the Board of Directors. Ms. Danforth has spent the past several years in the employ of publicly traded companies, providing management, administrative and accounting services. From December 1, 1997 to June 15, 2001, Ms. Danforth was the Secretary, Treasurer and a member of the Board of Directors of Synergy Technologies Corporation. During her tenure at Synergy Technologies, Ms. Danforth was a member of Synergy's Audit Committee; a director of Carbon Resources Limited, a subsidiary of Synergy; a director of SynGen Technologies Limited, a wholly owned subsidiary of Synergy; and a director of Lanisco Holdings Limited, a wholly owned subsidiary of Carbon Resources Limited. Ms. Danforth has attended various courses and seminars offered by CAPL and the University of Calgary to familiarize herself with the oil and gas industry. Ms. Danforth is currently completing her studies to become a Certified General Accountant.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits and Index of Exhibits - see Exhibit Index below.
  Reports on Form 8-K - none.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL RESERVE CORPORATION

Date: November 14, 2001

By:/s/ Jacqueline R. Danforth
Name: Jacqueline R. Danforth
Title: President, Treasurer, Senior Financial Officer

By:/s/ Roy Philipose
Name: Roy Philipose
Title: Controller, Chief Accounting Officer

EXHIBIT INDEX
REGULATION S-B NUMBER EXHIBIT	EXHIBIT	REFERENCE
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990
3.2	Amended Bylaws	Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994
10.1	Management Agreement with Mr. Loder	Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998
10.2	Lease Agreement dated January 15, 2000 between Capital Reserve Canada Limited and 319835 Alberta Ltd.	Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
10.3	Purchase and Sale Agreement dated March 1, 2000 by and between Capital Reserve and Stone Canyon Resources Limited	Incorporated by reference to the Exhibits previously filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
10.4	Stock Purchase Agreement dated October 6, 1998 with Ralph and Patricia Newton	Incorporated by reference to Exhibit 99.1 filed with Capital Reserve Corporation's Current Report on Form 8-K dated February 3, 1999
10.5	Capital Reserve Corporation Year 2000 Employee Stock Option and Stock Award Plan	Incorporated by reference to Exhibit 99.1 filed with Capital Reserve Corporation's Registration Statement on Form S-8 dated filed on March 23, 2000

10.6	Lease Agreement dated August 1, 2000 between 319835 Alberta Ltd. and Toshiba of Canada Limited	Incorporated by reference to the Exhibits filed with Capital Reserve Corporation's Form 10QSB for March 31, 2001
10.7	Lease Agreement dated September 1, 2000 between Capital Reserve Corporation and Synergy Technologies Corporation	Incorporated by reference to the Exhibits filed with Capital Reserve Corporation's Form 10QSB for March 31, 2001
10.8	Lease Agreement dated September 1, 2000 between Capital Reserve Corporation and Capital Reserve Canada Limited	Incorporated by reference to the Exhibits filed with Capital Reserve Corporation's Form 10QSB for March 31, 2001
10.9	Agreement of Purchase dated August 31, 2000 between Capital Reserve Corporation and 319835 Alberta Ltd.	Incorporated by reference to the Exhibits filed with Capital Reserve Corporation's Form 10QSB for March 31, 2001
10.10	Credit Facility Agreement dated March 7, 2000 between Capital Reserve Corporation and Alberta Treasury Branches	Incorporated by reference to the Exhibits filed with Capital Reserve Corporation's Form 10QSB for March 31, 2001
10.11	Share Exchange Agreement dated June 26, 1999 between Texas T Petroleum Ltd. and Synergy Technologies Corporation	Incorporated by reference to the Exhibits filed with Capital Reserve Corporation's Form 10QSB for March 31, 2001
10.12	Mortgage from Ultimate Resort Destinations Inc. dated April 12, 2001	Incorporated by reference to the Exhibits filed with Capital Reserve Corporation's 10QSB for June 30, 2001.