Form 10KSB/A
period 2000-12-31
FACT CORP
filed 2002-04-08
CIK 707674

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 1

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

_ TRANSITION REPORT UNDER SECITON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 0-17232

CAPITAL RESERVE CORPORATION

(Name of small business issuer in its charter)

COLORADO	84-0888594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
335-25 STREET, S.E.,	CALGARY, ALBERTA CANADA T2A 7H8
Telephone:	(403) 269-2274

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

100,000,000 No Par Value

(Title of class)

_____________________________________________________________________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ___X______Yes __________No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _______

State issuer's revenues for its most recent fiscal year: $272,178

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

Transitional Small Business Disclosure Format (Check one): _________Yes __________No

 TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Capital Reserve Corporation was incorporated under the laws of the State of Colorado on August 3, 1982, for the purpose of operating as a financial services holding company. Capital Reserve Corporation is referred to herein as either "Capital Reserve", "the Corporation" and "we" or "our".

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

After the sale of First West Life Insurance Company, Capital Reserve's main assets were real estate and cash from the sale. The real estate was comprised of a building and land located in Englewood, Colorado. The land was comprised of slightly less than one acre and the building contained 13,479 square feet of rentable space. At that time, the building housed all of Capital Reserve's operations, which occupied 750 square feet. The rental of this property become the main activity of Capital Reserve and remained its main activity through June 1996. On July 3, 1996 Capital Reserve sold this property for net proceeds of $501,276.

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

During fiscal year 2000, Capital Reserve made an investment in Texas T Resources Inc., a public reporting British Columbia corporation, to acquire 2,000,000 units of Texas T Resources Inc. at $0.0677 per unit, each unit comprising one common share and one share purchase warrant entitling the Company to purchase an additional share at $0.0880 for a period of two years from the date of issue. This investment represents 9.4% of the issued and outstanding shares of Texas T Resources Inc. Additionally, during the year the Company loaned a total of $1,457,110 to Texas T Petroleum Ltd., a private Colorado corporation and the 64% owned subsidiary of Texas T Resources Inc. On October 31, 2000, we converted $1,000,000 of this loan into 2,000,000 units of Texas T Petroleum Ltd., each unit comprised of a share of common stock of Texas T Petroleum Ltd. and a warrant to purchase an additional share at $1.00 for a period of two years from the date of issue. The investment in Texas T Petroleum Ltd. represents 9% of the issued and outstanding shares of Texas T Petroleum Ltd. The remainder of the Company's loan to Texas T Petroleum Ltd. was repaid in cash on November 1, 2000. Capital Reserve used working capital, proceeds from the sale of its common stock and the issuance of 500,000 shares of its common stock under the terms of a technology transfer agreement to fund these investments. Both Texas T Resources Inc. and Texas T Petroleum Ltd. are related parties to Capital Reserve Canada Limited, the Company's wholly-owned subsidiary, by virtue of a common officer and director.

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

Capital Reserve has leased out 2,822 square feet of office and lab space at $22,561 per year plus operating costs of $19,264 to its wholly-owned subsidiary, Capital Reserve Canada Limited. Capital Reserve Canada Limited has subleased all of this space in two separate sublease agreements. The first sublease is with an unrelated party for five years and generates $25,682 annual lease payments plus operating costs of $16,445. The second sublease is with Texas T Resources Inc. for five years and generates $5,967 in annual lease payments. Texas T Resources Inc. is a related party to Capital Reserve Canada Limited by virtue of a common officer and director.

Oil and Gas Properties

On March 1, 2000, Capital Reserve Canada Limited acquired a 5% interest in four wells and a gathering facility in a producing oil and gas field known as Chestermere located in Alberta, Canada. Pinon Oil & Gas Limited, a company located in Calgary, Alberta, Canada operates the property. The properties with petroleum and natural gas rights are located at S1/2 and NE1/4 of Section 16-23-28-W4M, NW1/4 of Section 20-23-28-W4M, NE1/4 of Section 20-23-28-W4M, S1/2 of Section 20-23-28-W4M, NW1/4 of Section 16-23-28-W4M, NW1/4, NE1/4 and SW1/4 of Section 21-23-28-W4M, SE1/4 of Section 21-23-28-W4M, NW1/4 of Section 16-23-28-W4M, SE1/4 of Section 26-23-28-W4M. As at the fiscal year end the four producing wells located on these properties had produced a total of 39,626 bbls of Oil, 46,676 BOE of gas and 5,032 bbls of other products.

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

The Company entered into a Farmout Agreement and Casing Point Agreement with Hancock Enterprises to purchase a 5% interest in wells located in Rosebud and Garfield Counties, Montana The Company expended a total of $36,555 on drilling two wells. Both wells were dry holes.

The Company also purchased a 4% working interest in 54,237.57 acres for $18.00 per acre for a total consideration of $39,051. The Company is presently reviewing other drilling opportunities on the remaining partnership lands.

Technology Investment

Capital Reserve has become interested in a heavy oil upgrading technology known as "CPJ". As a result of this interest, Capital Reserve has made an equity investment in one of two companies that own the technology. The proceeds of the investment have been used to assist in the development of the technology.

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

During the fiscal year 2000, Capital Reserve agreed with Texas T Resources Inc. to fund a portion of Texas T Petroleum Ltd.'s acquisition of the heavy oil upgrading technology described in the preceding paragraph. Texas T Resources Inc. is a public corporation organized under the laws of British Columbia, Canada, whose stock is traded on the Canadian Venture Stock Exchange under the symbol "TXT". As discussed above under "DESCRIPTION OF BUSINESS", Texas T Resources Inc. is the majority shareholder of Texas T Petroleum Ltd.

The Company's investments in Texas T Resources Inc. and Texas T Petroleum Ltd., had a recorded value of 1,133,240 as at December 31, 2000.

Employees

As of March 30, 2001, Capital Reserve and its subsidiary had 1 full-time employee and 2 part-time employees. The tasks and duties undertaken by Capital Reserve's employees include managerial, legal counseling, administrative, accounting and review of oil and gas prospects.

ITEM 2. DESCRIPTION OF PROPERTIES

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

The ability of Capital Reserve to generate revenues through its real estate holdings could be directly related to the success of the CPJ Technology, due to the fact that Synergy Technologies, the major tenant of this property, is also a fifty percent owner of the CPJ Technology.

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

The second commercial real estate building was purchased by Capital Reserve at the end of fiscal year 2000 for $178,310 cash. This building has approximately 7,392 square feet of usable office space. Capital Reserve is currently renovating the building prior to offering it for lease. The renovations are anticipated to cost a total of $190,000. Upon completion, Capital Reserve intends to offer long-term leases at the approximate rate of $8.00 per square foot on an annual basis, plus actual operating costs.

Capital Reserve purchased a residential property for the use of its President, Mr. W. Scott Lawler, who relocated to Calgary from California to devote his time and attention to the needs of Capital Reserve. Mr. Lawler pays for all costs associated with this property, including mortgage payments, real estate taxes, insurance, maintenance and utilities.

To date, Capital Reserve's investments in property, other than the residential property, have been limited to real estate that it believes will generate monthly income and positive cash flow. At this time, Capital Reserve has no stated policy regarding any future investments in property other than to invest in properties that will generate monthly income. As our portfolio grows, it is our intent to limit any potential investments to no more than 25% of our total assets.

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

Commercial Property #2

This property is a two-story commercial building located in the City of Calgary. The building is comprised of approximately 7,392 square feet of usable office space. Capital Reserve intends to spend approximately $190,000 on renovations during the first and second quarter of 2001. The building is currently vacant. After completion of the renovations, Capital Reserve will be offering to lease all space in this building at the rate of $8.00 per square foot.

Capital Reserve holds a fee simple title to this property and used working capital of $178,310 to purchase the building on December 1, 2000. No mortgage or other loan was obtained to purchase this building. Capital Reserve may obtain a mortgage on the building in order to complete the renovations.

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

ITEM 3. LEGAL PROCEEDINGS

Capital Reserve is not involved in any legal proceedings as of the date of this filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 21, 2001, Capital Reserve held its annual meeting of shareholders. The meeting was held at Capital Reserve's offices in Calgary, Alberta.

At this meeting, the following directors were elected: Mr. W. Scott Lawler and Ms. Sharon Patmore. Capital Reserve did not solicit any proxies in connection with this meeting and the board of directors was re-elected in its entirety.

At the meeting, the shareholders voted on each of the following matters:

- appointment of Miller and McCollum, Certified Public Accountants, as independent auditors;

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

In November 1999, Capital Reserve made two (2) private placements of shares of its common stock to off-shore entities pursuant to Regulation S promulgated by the SEC under the Securities Act. One of the private placements was to Ocean Exploration Ltd., a private Belize corporation, for 113,820 units at $0.10 per unit, with Capital Reserve incurring commissions and offering expenses of $3,250. The units sold under the latter placement consisted of one share and a warrant to acquire a like number of additional shares of common stock at $1.00 per share for three years from the date of issuance. The other private placement to Grotto Holdings Ltd., a private Belize corporation, was for 325,000 shares at $0.10 per share. No underwriter was utilized in either of these offerings and no commissions were paid on the sale to Grotto Holdings.

On July 22, 1999, Capital Reserve commenced a private placement offering, pursuant to Rule 506 promulgated by the SEC under the Securities Act of 1933, of up to 2,000,000 units, each unit comprised of one share of common stock and a warrant to purchase an additional share of common stock for $1.00 for a period of two years. As of March 31, 2000, the offering was oversubscribed. During the quarter ended June 30, 2000, Capital Reserve elected to exercise its right under the terms of the offering to accept a portion of the subscriptions. As a result, Capital Reserve sent a letter to the subscribers notifying them that they could either receive a return of a portion of their subscription or apply a portion of their subscription towards the exercise of the warrants issuable with their subscriptions. As a result, certain of the subscribers elected to exercise a total of 415,730 warrants and certain subscribers requested back any funds in trust or on deposit. The offering closed on July 27, 2000, and all of the shares have been issued. The following is a list of the subscribers:
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

On March 21, 2000, Capital Reserve's wholly-owned subsidiary, Capital Reserve Canada Limited, purchased an interest in certain oil and gas producing leases and a process facility located in Alberta, Canada, known as Chestermere. On June 8, 2000, as part of the consideration for this purchase, Capital Reserve, issued 817,050 shares of its common stock to Stone Canyon Resources Ltd., an Alberta corporation. See, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS".

On April 24, 2000, Capital Reserve's President and a member of its Board of Directors, Mr. W. Scott Lawler, subscribed for a private placement of 167,842 shares of common stock at $1.00 per share. The shares were issued pursuant to the exemption from registration found in Rule 506 promulgated by the SEC under the Securities Act of 1933. No commissions or finders fee was paid in connection with this offering. The net proceeds to Capital Reserve realized from this offering were $167,842.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

During the fiscal year ended 2000, Capital Reserve's operations were limited to passive investments in oil and gas leases, two commercial real estate buildings, an equity interest in a company that has a fifty percent interest in a heavy oil upgrading technology and an investment in a Canadian reporting company traded on the Canadian Venture Stock Exchange. Each of these investments was acquired during the fiscal year ended December 31, 2000. See above, "CURRENT OPERATIONS". Through fiscal years 1998 and 1999, management disposed of most of Capital Reserve's assets and applied the proceeds from the sale of those assets to decreasing Capital Reserve's outstanding liabilities. Capital Reserve conducted a number of financings during fiscal years 1999 and 2000. Capital from equity issues or borrowings is required to fund future operations. Therefore, the audited financial statements for the fiscal years ended December 31, 2000 and 1999 are not necessarily indicative of Capital Reserve's future operations.

PLAN OF OPERATION

Capital Reserve currently has sufficient cash and liquid assets to satisfy its cash requirements for the next six months based on its present operations. In addition to this cash and liquid assets, Capital Reserve anticipates, however, that it will need to raise $380,000 to cover its overhead and operational needs for the subsequent six month period. The Company expects that it will be able to obtain additional equity and/or debt financing to meet this $380,000 need. While no specific sources for this purpose has yet been identified, the Company intends to contact investors that have been previously provided funds to the company.

At the time that this report was originally filed, Capital Reserve does not anticipate incurring any product research or development nor the purchase or sale any plant or significant equipment during the 12 month period from that date. Capital Reserve anticipates expending approximately $190,000 during fiscal year 2001 on the renovation of a commercial office building that it acquired in December 2000. The Company intends to raise funds for these renovations through a mortgage on the building or other debt financing. (See, "ITEM 2. DESCRIPTION OF PROPERTY-Commercial Property #2".)

At the time that this report was originally filed, during the next twelve months, Capital Reserve does not expect to increase the number of its employees.

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

The financial statements as of December 31, 2000, and for the year then ended has been restated as described in the last paragraph of Note 1.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Reserve Corporation as of December 31, 2000 and December 31, 1999 and the results of its operations, stockholders' equity, and its cash flows for the years ended December 31, 2000 and December 31, 1999, in conformity with generally accepted accounting principles in the United States of America.
/s/ Miller and McCollom MILLER AND MCCOLLOM Certified Public Accountants 4350 Wadsworth Boulevard, Suite 300 Wheat Ridge, Colorado 80033

March 20, 2001, except for the last paragraph of note 1, note 8 and note 14 which are as of November 30, 2001

CAPITAL RESERVE CORPORATION

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETAS AT DECEMBER 31

ASSETS	2000 Restated See Note 1	1999
Current Assets
Cash	$20,909	$14,057
Accounts receivables	23,460	5,028
Loans receivable(Note 3)	310,644	--
Prepaid expenses	32,134	48,410
Total Current Assets	387,147	67,495

Noncurrent assets
Property on operating leases and property held for leases (net of accumulated depreciation of $14,024) (Note 4)	1,733,560	--

Loans Receivable - Long Term (Note 3)	-	127,841
Investments(Note 5)	1,133,240	-
Fixed Assets
Oil and gas leases (net of accumulated depletion of $37,578) (Note 1)	611,539	-
Land	209,192	-
Buildings (net of accumulated depreciation of $7,748) (Note 1)	324,302	-
Office equipment and computers (net of accumulated depreciation of $5,035) (Note 1)	20,177	-
Total Fixed Assets	1,165,210	-

Total Assets	$4,419,157	$195,336
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Loan payable (Note 7)	$199,860	$-
Accounts payable	104,886	75,492
Accrued expenses	21,635	-
Current portion of long-term debt	156,828	--
Total Current Liabilities	483,209	75,492

Commitments and contingencies (Note 14)

Advances Payable(Note 6)	223,299	127,500
Future Site Restoration	273	--
Long-Term Debt(Note 7)	1,276,646	--

Stockholders' Equity(Note 2)
Class A Common Stock - authorized 20,000,000 shares of no par value; 6,864,235 and 2,179,865 issued and outstanding for 2000 and 1999	6,452,351	3,374,894
Accumulated deficit	(4,011,907)	(3,382,870)
Accumulated other comprehensive income (loss)	(4,714)	320
Total Stockholders' Equity	2,435,730	(7,656)

Total Liabilities and Stockholders' Equity	$4,419,157	$195,336

See the accompanying notes to the consolidated financial statements.

CAPITAL RESERVE CORPORATION

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended December 31,
	2000 Restated See Note 1	1999

Sales & other revenues
Petroleum & natural gas (net of royalties)	$90,600	$--
Less:
Related costs (including depletion)	78,714	--
Non productive exploration costs	41,638	--
Abandonment of non-productive leases	39,102	--
Gross profit	(68,854)	--
Rental income	181,578	--
	112,724	--

Expenses
Rent and operating costs	73,511	--
Legal	86,514	32,099
Consulting	211,707	77,450
Directors Fees	123,565	--
Depreciation and amortization	30,790	--
Other Administrative expenses	239,981	63,688
	766,068	173,237

Earnings (Loss) from operations	(653,344)	(173,237)

Other income and expenses
Interest income	71,365	--
Interest expense	(47,058)	--
	24,307	--

Provision for income taxes	--	--
Net Income (Loss)	$(629,037)	$(173,237)

Net Income (Loss) per Common Share	$(0.13)	$(0.12)

Weighted Average Number of Common Shares Used in Calculation	4,724,523	1,416,780

Other comprehensive income
Net loss	$(629,037)	$(173,237)
Foreign exchange gain (loss)	(5,034)	320
Total other comprehensive income	$(634,071)	$(172,917)

See the accompanying notes to the consolidated financial statements.

CAPITAL RESERVE CORPORATION

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2000 Restated See Note 1	1999
Cash From Operating Activities:
Net income (loss) from continuing operations	$(629,037)	$(173,237)
Reconciling adjustments
Depreciation and amortization	64,385	--
Non productive exploration costs	41,638	--
Abandonment of non-productive leases	39,102	--
Issuance of shares for services	218,107	--
Options issued for services	43,000	--
Changes in operating assets and liabilities
Accounts receivable	(18,432)	(53,438)
Prepaid expenses and deposits	16,276	--
Accounts payable and accrued expenses	51,029	43,378
Net Cash Flows From Operating Activities	(173,932)	(183,297)

Cash From Investing Activities:
Acquisition of oil and gas properties	(321,333)	--
Acquisition of property and equipment	(2,313,764)	--
Investment in Texas T Companies	(195,740)	--
Proceeds from (payments to) loans receivable	(182,803)	(127,841)
Net Cash Flows From Investing Activities	(3,013,640)	(127,841)

Cash From Financing Activities:
Loans Payable	199,860
Issuance of long term debt	1,433,473	--
Proceeds from (payments to) advances payable	95,799	146,626
Capital contribution by an officer	3,548	--
Sales of common stock (net of offering costs)	1,466,778	166,732
Net Cash Flows From Financing Activities	3,199,458	313,358

Foreign exchange gain (loss)	(5,034)	320
Net change in cash and cash equivalents	6,852	2,540
Cash at beginning of period	14,057	11,517
Cash at end of period	$20,909	$14,057
See the accompanying notes to the consolidated financial statements.
Supplemental disclosure of cash flow information:

Interest paid	$47,058	$--
Income taxes paid	$--	$--
Non-cash investing and financing transactions:
Acquisition of oil and gas properties	$729,858	$--
Less Common stock issued	408,525	--
Cash paid	$321,333	$--

Acquisition of residence	$552,396	$--
Less mortgage assumed	384,554	--
Cash paid	$167,842	$--

Acquisition of commercial property	$1,519,000	$--
Less mortgage	1,066,080	--
Cash paid	$452,920	$--

Investment in Texas T Companies	$1,133,240	$--
Less Common stock issued	937,500	--
Cash paid	$195,740	$--

See the accompanying notes to the consolidated financial statements

CAPITAL RESERVE CORPORATION

AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2000
	Class A Common Stock Shares Amount		Class B Stock Preferred Shares Amount		Capital contributions	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders Equity
Balance at December 31, 1998	796,045	$ 3,158,162	250,000	$ 50,000	$ --	$ (3,209,633)	$ --	$ (1,471)
Conversion of Class B preferred stock into common stock	200,000	50,000	(250,000)	(50,000)	--	--	--	--
Issuance of common stock, net of offering cost of $3,650	1,183,820	166,732	--	--	--	--	--	166,732
Net (loss)	--	--	--	--	--	(173,237)	320	(172,917)
Balance at December 31, 1999	2,179,865	3,374,894	--	--	--	(3,382,870)	320	(7,656)
Issue of common stock:
506 offering dated July 22, 1999 net of offering cost of $64,800	1,870,000	870,205	--	--	--	--	--	870,205
Issue of shares pursuant to an Amended and Restated Technology Transfer Agreement(Note 5)	500,000	937,500	--	--	--	--	--	937,500
Purchase of residential property(Note 1)	167,842	167,842	--	--	--	--	--	167,842
Warrants exercised @ $1.00	415,730	415,730	--	--	--	--	--	415,730
Option issued to officer for services(Note 8)	--	43,000	--	--	--	--	--	43,000
Exercise of option by officer @ $0.13	100,000	13,000	--	--	--	--	--	13,000
Shares for services	813,748	218,107	--	--	--	--	--	218,107
Capital contribution by an officer	--	--	--	--	3,548	--	--	3,548
Acquisition of property	817,050	408,525	--	--	--	--	--	408,525
Net loss for the period	--	--	--	--	--	(629,037)	(5,034)	(634,071)
Balance at December 31, 2000	6,864,235	$ 6,448,803	--	$ --	$3,548	$ (4,011,907)	$ (4,714)	$ (2,435,730)

CAPITAL RESERVE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2000 and 1999

Note 1- Summary of Significant Accounting Policies

This summary of significant accounting policies of Capital Reserve Corporation is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

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

During the fourth quarter, the Company purchased a second commercial building for a purchase price of $178,310. The purchase was completed on December 1, 2000. The acquisition of this building was financed from the proceeds of the sale of common stock.

Oil and Gas Activities:

During the year 2000 the Company began investing in oil and gas operations and has elected to follow the full cost method of accounting for these activities. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are depleted on the unit of production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

In addition, the capitalized costs are subject to a "ceiling test", which basically limits such costs to the aggregate of the "estimated present value" discounted at a 10-precent interest rate of future net revenues from proved reserves based on current economic and operating conditions, plus the lower of cost or fair market value of unproved reserves.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonment of properties are accounted for as adjustments of capitalized costs with no loss recognized.

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

Acquisition of Residential Property

In connection with a Consulting Agreement agreed to between the Company and its President, Mr. W. Scott Lawler (See "Consulting Agreements" below), the Company and Mr. Lawler agreed that the Company would purchase a home in the City of Calgary for Mr. Lawler's personal use. The purchase price of the home was $541,241. The Company assumed a variable interest rate mortgage from ATB in the amount of $384,554 amortized over 25 years, due and payable on May 1, 2005. On May 1, 2005, the mortgage can either be repaid or renewed with the interest rate converted to the then prevailing fixed rate. The monthly payments of principal and interest, property taxes and all other payments are Mr. Lawler's obligation. Title to such property is in the name of the Company. Mr. Lawler provided funds to the Company in the amount of $167,842 to pay for the down payment and all closing costs associated with the purchase. The funds were provided in the form of a subscription for shares of Capital Reserve's Class A Common Stock at the purchase price of $1.00 per share. The net proceeds to Capital Reserve realized from the offering was $167,842, as this offering was made without the use of any agent or salesman and was conducted without any costs, commissions or finders' fees. If Mr. Lawler's Consulting Agreement expires or is terminated, Mr. Lawler will have the option to purchase the property by assuming the mortgage and returning to the Company 167,842 shares of its Class A Common Stock. Such purchase must be completed within 120 days of termination of the Consulting Agreement. If Mr. Lawler does not exercise his option to purchase the property, the Company will be obligated for the mortgage payments and other costs associated with this property. Thereafter, if and when the property is sold, the Company will receive any and all gains (and/or losses) from such sale, less the cost of any approved improvements to the property paid for by Mr. Lawler. The Company recognizes the principal reduction of the mortgage based on the payments of principal made by Mr. Lawler.

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

Restatement of Financial Statements

 The financial statements for the year 2000 have been restated from that previously filed and made publicly available. .  The net loss has been increased by $137,083 to $629,037 from $491,954   resulting from the addition to expense of $43,000 for the value of options issued, from the addition of $14,829 for a correction of value assigned to stock issued for services, from the addition to expense of $41,638 and $39,102 for the write of Non productive exploration costs and Abandonment of non productive leases respectively, addition to expenses of $3,548 being the gain arising on the principal reduction of the mortgage transferred to share capital less $5,034 of foreign currency loss reclassified from net income to comprehensive income. Certain other reclassifications have been made to conform to current classification. The effect of the restatement is to increase the net loss per common share by $0.01, from $0.12 per share to $0.13 per share.

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

In connection with the purchase of real estate and the issuance of stock discussed above, the Company's President, Mr. W. Scott Lawler purchased a total of 167,842 shares of the Company. (See Note 1-Operations- "Acquisition of Residential Property")

As part of its investment in Texas T Petroleum Ltd., (See Note 5- "Investments"), on September 25, 2000, the Company issued 500,000 shares pursuant to an Amended and Restated Technology Transfer Agreement with Dr. Pierre Jorgensen and Synergy Technologies Corporation and its subsidiaries, Carbon Resources Limited and Lanisco Holdings Limited. Dr. Jorgensen is the inventor of a heavy oil upgrading technology for which the Company has provided development funds.

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

During the quarter ended December 31, 2000, the Company approved the issuance of 60,000 shares to its President, W.S. Lawler for directors' fees.

Warrants unexercised at December 31, 2000 were as follows:
Number of warrants	Exercise price	Expiry date
194,336	$1.00	June 13, 2003
43,100	$1.00	June 7, 2003
3,333	$1.00	July 21, 2003
1,343,471	$1.00	August 2, 2003
113,820	$1.00	November 30, 2002

Note 3-Loans Receivable

Loans Receivable of $310,644 represent monies advanced to various unrelated corporations. These amounts bear interest calculated on the daily outstanding principal at 2% above prime rate and have no specific repayment terms.

Long term loans receivable reported as at December 31, 1999 included loans to two unrelated third parties, such loans provided with no specific terms of repayment and no interest. The loans were settled in full subsequent to the year ended December 31, 1999 in cash.

Note 4 - Property on operating leases and property held on lease

Capital Reserve owns three pieces of real estate all located in the City of Calgary; two of which properties are commercial real estate buildings and the other is residential. Of the three properties acquired, there is currently one revenue generating property with existing operating leases. This commercial building is fully leased and consists of 22,146 square feet of office space and laboratory space. Capital Reserve has entered into head lease agreements with 3 tenants that occupy all of the space in this commercial building including its wholly-owned subsidiary, Capital Reserve Canada Limited. The first head lease agreements is between Capital Reserve and Toshiba, which was assigned to Capital Reserve upon the purchase of the building in August 2000. The Toshiba lease generates $92,117 in annual lease payments and operating costs. This lease expires in July 2005.

The second head lease agreement is with Synergy Technologies Corporation for 8,414 square feet of office space and 4,364 square feet of laboratory facilities for a term of five years. The Synergy lease generates $248,950 in annual lease payments and operating costs. This lease expires in August 2005.

The third head lease agreement is with Capital Reserve Canada Limited, a wholly owned subsidiary of the Company, for 2,822 square feet of office space and lab space for a term of 5 years. The lease generates $41,825 in annual lease payments and operating costs. Capital Reserve Canada has subleased all of this space under two sublease agreements. One of the sublease agreements expires in January 2005 and the other in October 2005. They generate in the aggregate $48,094 in annual lease payments and operating costs.

The following schedule provides an analysis of the company's investment in property on operating leases and property held for leases by major classes as of December 31, 2000.
	2000	1999
Land	$511,661	$-
Buildings	1,235,923	-
	1,747,584	-
Less: Accumulated depreciation	(14,024)	-
	1,733,560	-

Rentals under operating leases

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of December 31, 2000.

Year ending December 31:
2001	$240,130
2002	236,570
2003	236,570
2004	236,570
2005	155,160
1,105,000

Real Estate operations acquired during the year

The financial statements of real estate operations acquired during the year is set out below:

Statement of operations
Rental operations	$107,954
Expenses	69,702
38,252
Other income
Interest	201
Foreign exchange gain	20,243
20,444

Earnings	58,696

Balance Sheet
Current assets
Cash	3,985
Accounts receivable	12,887
Prepaid expenses	639

Noncurrent assets
Property on operating leases & property held for leases(net of accumulated depreciation)	1,733,560
Total assets	1,751,071

Liabilities
Accounts payable	21,150
Accrued expenses	5,235

Long term debt
Mortgage	1,056,978

Equity	609,012
Surplus	58,696
1,751,071

Note 5- Investments

On August 1, 2000, in consideration for cash proceeds advanced to Texas T Resources Inc. ("Texas T") a public reporting British Columbia, Canada corporation, the company entered into a private placement agreement with Texas T for the purchase of 2,000,000 units of Texas T's common stock at $0.0677 per unit, each unit comprised of one share and one share purchase warrant entitling the Company to purchase an additional share at $0.0880 for a period of two years from the date of issue. The investment represents 9% of the issued and outstanding common shares of Texas T. The proceeds of the private placement were used by Texas T to assist its majority owned subsidiary, Texas T Petroleum Limited, a private Colorado company, to acquire an interest in heavy oil upgrading technology. The interest in the technology was acquired by the acquisition of a 50% interest in Carbon Resources Limited, a Cyprus company, which holds the rights to the heavy oil upgrading technology known as "CPJ".

Subsequently in the fiscal year 2000, the Company also made an investment in Texas T's majority owned subsidiary, Texas T Petroleum Ltd., a private Colorado corporation, and acquired 2,000,000 units of Texas T Petroleum Ltd. at $0.50 per unit, each unit comprised of one share and one share purchase warrant entitling the Company to purchase one additional share at $1.00 per share for a period of two years from the date of issue. The investment represents 9% of the issued and outstanding common shares of Texas T Petroleum Ltd. The Company acquired this investment by converting $1,000,000 of a loan in the total amount of $1,457,110 made by the Company to Texas T Petroleum Ltd. into the 2,000,000 units of Texas T Petroleum Ltd. common stock and warrants. The total loan amount of $1,457,110 included the amount of $937,500 which represents the value of 500,000 shares of the Company's common stock issued to Dr. Jorgensen at the request of and to the benefit of Texas T Petroleum Ltd. at market value of $1.875 per share on the date of the transaction. The conversion of a portion of the loan into equity in Texas T Petroleum Ltd. was done pursuant to a written agreement between the parties dated October 31, 2000. The issuance of the 500,000 shares of the Company's common stock to Dr. Jorgensen was pursuant to the Amended and Restated Technology Transfer Agreement dated September 25, 2000, between the Company, Dr. Jorgensen, Synergy Technologies Corporation and certain subsidiaries of Synergy Technologies Corporation. (See Note 14 - Commitments and Contingencies).

In accordance with the Statement of Financial Accounting Standards No. 115 (SFAS 115), investments and securities may be classified as (1) Securities held-to-maturity, (2) Trading Securities and (3) Securities available for sale.  Securities available for sale are valued at fair value with unrealized gains or losses recorded in stockholders' equity.  The fair value of the investment in Texas T Resources Inc. is the same as the original invested cost since the quoted market value of the stock at December 31, 2000 was the same as the issuing. The investment in Texas T. Petroleum Ltd. does not have a quoted market value, and the company considers the fair value of this investment to be equivalent to the invested cost.

Note 6- Advances Payable

Advances Payable of $223,299 are advances from various unrelated parties that bear interest at prime plus 2% and have no stated terms of repayment.

Note 7- Loan payable

The Company's subsidiary, Capital Canada has a $199,860 revolving bank term loan payable on demand with the Alberta Treasury Branches. This amount has been fully drawn upon and represents $199,860 of the amount reflected on the consolidated balance sheet of the Company. The loan bears interest at the Bank of Canada's prime rate (7.5% as of December 31, 2000) plus 1% payable on the last day of each month. The revolving credit facility is subject to an annual review and specifies no repayment terms provided certain covenants related to the facility are met. As collateral security Capital Canada, has pledged a $3,331,000 floating charge debenture over all of its assets.

Note 8- Long-Term Debt

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

The aggregate amount of required payments at December 31, 2000 is as follows:
Year 1	$125,580
Year 2	125,580
Year 3	125,580
Year 4	125,580
Year 5	125,580
Later	1,224,405
1,852,305
Interest	795,327
1,056,978

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

The aggregate amount of required payments at December 31, 2000 is as follows:
Year 1	$30,953
Year 2	30,953
Year 3	30,953
Year 4	30,953
Year 5	30,953
Later	601,010
755,775
Interest	379,280
376,495

Note 9 - Stock-Based Compensation

Stock options

As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its options granted to employees. Under APB 25, compensation expenses is recognized at the time of option grant if the exercise price of the Company's employee stock option is below the fair market value of the underlying common stock on the date of the grant.

The Company's Board of Directors has granted non-qualified stock options to an officer of the Company. The following is a summary of activity for the stock options for the years ended December 31, 2000 and 1999.
	Options	Weighted Average Exercise Price
Options Outstanding, December 31, 1998	--	$ --
Granted	200,000	$ .25
Exercised	--	$ --
Cancelled	--	$ --

Options Outstanding, December 31, 1999	200,000	$ .25
Granted	100,000	$ .13
Exercised	(100,000)	$ (.13)
Cancelled	(200,000)	$ (.25)
Options Outstanding, December 31, 2000	--	$ --

For all options granted during 1999, the weighted average fair value of the Company's common stock on the grant date was approximately $.10. The fair value of the 200,000 employee options issued above market was approximately $6,500. At December 31, 1999, all options were fully vested and exercisable. The options granted in 2000 were a modification to the options outstanding at December 31, 1999. The weighted average fair value of the Company's stock on the modification date was $.56. The fair value of the 100,000 employee options reissued below market was approximately $43,000. At December 22, 2000, all options were fully vested and were exercised.

Pro Forma Stock-Based Compensation Disclosures

The Company applies APB Opinion 25 and related interpretations in accounting for its stock options which are granted to employees. Accordingly, compensation cost of $43,000 has been recognized for grants of options to employees since the exercise prices were less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on an estimate of the fair value consistent with the method of SFAS No. 123 at the grant dates for the awards, the Company's net income and EPS would not have been reduced by a material amount.

The fair value of each employee option granted in 2000 and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31, 2000	Year Ended December 31, 1999
Expected volatility	155%	100%
Risk-free interest rate	5.5%	6.00%
Expected dividends	--	--
Expected terms (in years)	2.0	.12

Issuance of shares for services rendered

The Company issued the following shares in settlement of services rendered by unrelated third parties.
Shares	Price per unit	Total
677,210	$0.10	$67,721
1,822	$1.10	$2,000
1,924	$1.00	$1,924

Additionally, the company issued 72,792 shares valued at $0.42 each, with a total value of $30,397 in settlement of legal services and 60,000 shares at an average value of $1.93 in settlement of director's fees to an officer and president of the company.

Note 10 - Related Party Transactions

References made to notes 1, 2 and 6 with transactions involving the Company's President, W. Scott Lawler.

A company controlled by the President of Capital Reserve Canada Limited has incurred consulting fees of $37,500 for the fiscal year 2000 of which $22,500 remains outstanding.

The Company's wholly-owned subsidiary, Capital Reserve Canada Limited has subleased office space to Texas T Resources Inc., a public reporting British Columbia corporation, which shares a common officer and director with Capital Reserve Canada Limited. The lease agreement is for five years and generates $5,967 in annual lease payments. During the fiscal year 2000, the company received lease payments totaling $1,956.

The Company made an investment in two corporations which share a common officer and director with the Company's wholly-owned subsidiary, Capital Reserve Canada Limited. (See Note 5 - Investments above)

Note 11- Recent Accounting Pronouncements

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

Note 12- Subsequent Events

(a) At the time that this report was originally filed the Company has expended $44,000 for renovations on the second commercial building. The Company anticipates expending an additional $146,000 during fiscal 2001.

(b) Subsequent to December 31, 2000 at an annual meeting of the shareholders of the Company a majority of shareholders of the Company approved the following matters, among other matters tabled and approved:

  A new class of common stock under which a total of 2,000,000 Class C shares have been authorized for issuance, each share of Class C common stock being convertible into 6 shares of Class A common stock subject to certain performance criteria.

  Increase in authorized number of shares of common stock to 100 million shares

  Creation of a 2001 Stock Option and Stock Award Plan for the Company's directors, employees and consultants.

 Note 13 - Income Taxes

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

A reconciliation of income taxes computed using the statutory federal income tax differs from this effective tax rate is as follows:
	2000	1999
Computed at the expected statutory rate	(34.0)%	(34.0)%
State income tax, net of federal tax benefit	(3.0)	(3.1)
Other	(0.3)	(0.3)
Net change in valuation allowance	37.5	37.4

Income tax expense - effective rate	00.0%	00.0%

   Note 14 - Segmental analysis
	Oil & Gas	Leasing	Investments	Total

Revenue	$90,600	181,578	-	272,178
Related costs (including depletion)	(78,714)		-	(78,714)
Non productive exploration costs	(41,638)	-	-	(41,638)
Abandonment of non-productive leases	(39,102)	-	-	(39,102)
Gross profit	(68,854)	181,578	-	112,724

Expenses
Rent & operating costs	24,470	49,041	-	73,511
Legal	28,798	57,716	-	86,514
Consulting	70,471	141,236	-	211,707
Director's fees	41,131	82,434	-	123,565
Depreciation & amortization	3,002	27,788	-	30,790
Other administration expenses	79,883	160,098	-	239,981
	247,755	518,313	-	766,068

Loss from operations	(316,609)	(336,735)	-	(653,344)

Other income and expenses
Interest income	23,755	47,610	-	71,365
Interest expenses	(24,950)	(22,108)	-	(47,058)
Other comprehensive income
Foreign exchange loss	(1,676)	(3,358)	-	(5,034)
	(2,870)	22,143	-	19,273

Loss	$(319,479)	(314,592)	-	(634,071)

Identifiable assets	$611,539	1,733,560	1,133,240

Note 15 - Commitments and Contingencies

Pursuant to an Amended and Restated Technology Transfer Agreement mentioned in the fourth paragraph of Note 2, in connection with the Company's investment in a heavy oil upgrading technology through its investment in Texas T companies described in Note 5, the Company is contingently liable in connection with stock issued to the inventor of the technology, Dr. Pierre Jorgensen. The Company has guaranteed certain values relating to portions of the 500,000 shares of stock issued, such guarantees being in the form of either the Company's Class A common stock or cash at the election of the Company.  Management believes that such stock issuance, if required, could exceed 1,000,000 shares, or alternatively, as much as $400,000.

SUPPLEMENTAL OIL AND GAS OPERATING INFORMATION (Unaudited)
Year Ended December 31, 2000

Capitalized Costs Relating to Oil and Gas Producing
Activities at December 31, 2000:	Total	U.S.	Canada

Proved oil and gas properties	$649,118	$-	$649,118
Unproved oil and gas properties	-	-	-
	649,118	-	649,118
Less accumulated depreciation, depletion,
amortization, and impairment reserves	37,578	-	37,578

Net capitalized costs	$611,540	$-	$611,540

Costs Incurred in Oil and Gas Producing Activities
for the Year Ended December 31, 2000:

Property acquisition costs -
Developed oil and gas properties	$612,630	$-	$612,630
Undeveloped oil and gas properties	39,102	39,102	-
Development costs	36,488	-	36,488

Results of Operations for Oil and Gas Producing
Activities for the Year Ended December 31, 2000:

Oil and gas sales, net of royalties	$90,600	$-	$90,600
Production costs	(41,136)	-	(41,136)
Depreciation, depletion, and amortization	(37,578)	-	(37,578)
Abandonment of U.S. oil and gas properties	(39,102)	(39,102)	-
	(27,216)	(39,102)	11,886
Income tax expense	-	-	-
Results of operations for oil and gas producing activities	$(27,216)	$(39,102)	$(11,886)

Reserve Information:

All of the Company's reserves are located in the province of Alberta, Canada. The following estimates of proved developed reserve quantities and related standardized measure of discounted cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, estimates are expected to change as future information becomes available.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (Edmonton Light Sweet for oil and Edmonton spot for gas, without consideration for price changes since the Company has no long-term contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

	12/31/00		12/31/99
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved developed and undeveloped reserves -
Beginning of year	-	-	-	-
Purchase of minerals in place	20,521	409,385	-	-
Production	2,083	20,986	-	-
End of year	18,438	388,399	-	-

Proved developed reserves -
Beginning of year	-	-	-	-
End of year	18,438	298,554	-	-

Standarized Measure of Discounted Net
Cash Flows at December 31, 2000 -
Net cash inflows	$2,100,000
Future production costs	(401,000)
Future development costs	-
Future income tax expense	(648,000)
Future net cash flows	1,051,000
10% annual discount for estimated timing of cash flows	(359,000)
Standarized measure of discounted future net cash flows relating to proved oil and gas reserves	692,000

The following reconciles the change in the standardized measure of discounted future net cash flow during 2000:
Beginning of year	$-
Sales of oil and gas produced, net of production costs	(49,000)
Purchase of minerals in place	613,000
Net change in prices and production costs	35,000
Development costs incurred during the year which were previously estimated	36,000
Accretion of discount	61,000
Other	(4,000)
End of year	$692,000

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

Capital Reserve's directors are elected by the holders of Capital Reserve's common stock. Cumulative voting for directors is not permitted. The current management group, which was appointed in 2000, gave notice of and held the last Shareholders' Annual Meeting on March 21, 2001. The term of office of directors of Capital Reserve ends at the next annual meeting of Capital Reserve's shareholders or when their successors are elected and qualified. The annual meeting of shareholders is specified in Capital Reserve's bylaws to be held within six months from the Company's fiscal year end or within 15 months from the date of the last annual meeting. The term of office of each officer of Capital Reserve ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his successor is elected and qualifies. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of Capital Reserve.

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

ANNUAL COMPENSATION					LONG TERM COMPENSATION
					AWARDS		PAYOUTS
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compen-sation($)	Restricted Stock Awards ($)	Securities Under-lying Options/ SARS($)	LTIP Pay-outs($)	All Other Compen-sation($)
W. Scott Lawler, President(1)	2000	$50,000	-0-	-0-	116,065(2)	-0-	-0-	-0-
W. Scott Lawler, President	1999	-0-	-0-	-0-	-0-	-0-	-0-	$30,397(3)
Glen C. Loder, Chairman, President and Treasurer(4)	1999	-0-	-0-	61,200	-0-	-0-	-0-	-0-
Glen C. Loder, Chairman, President and Treasurer(4)	1998	-0-	-0-	15,000	-0-	-0-	-0-	-0-

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

(3) Mr. Lawler received this compensation in the form of 72,742 shares as follows: 57,742 as payment for legal fees of $28,897 earned in 1999 as outside counsel and 15,000 shares, valued at $0.10 per share, for the three months of monthly directors fees.

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

At Capital Reserve's Annual Shareholders Meeting held on March 21, 2001, the shareholders approved a new stock option plan under which Capital Reserve can issue shares to its employees, officers, directors and consultants at terms to be set by the Board. Subsequent thereto, the Board set the terms to be $1.00 per share, exercisable for up to five years from the date of grant for up to 1,000,000 shares. As at March 30, 2001 no options have been granted under this plan.

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

COMMON STOCK
BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS(1)

Buccaneer Holdings Ltd.(2), P.O. Box 1678, Belize, Central America	629,502; this amount includes warrants for 200,000 shares	11.2%

Ocean Exploration Ltd. (3) 25 Regent Street, Belize City, Belize, Central America	778,834 this amount includes warrants for 381,007 shares	10.7%

W. Scott Lawler, President and director of Capital Reserve Corporation and a director of Capital Reserve Canada Limited, c/o 335 - 25 Street S.E., Calgary, Alberta, T2A 7H8, Canada	235,842	3.4%

Sharon Patmore, Secretary and director of Capital Reserve Corporation, #11, 1861 Beach Avenue, Vancouver, B.C., V6G 1Z1 Canada	0	-

James F. Marsh, President and director of Capital Reserve Canada Limited, c/o 335 - 25 Street S.E., Calgary, Alberta, T2A 7H8	119,458 held in the name of 447017 B.C. Ltd., of which Mr. Marsh is the beneficial owner, President and a director; these securities include warrants for 59,744 shares	1.7%

Officers and Directors as a group (3 persons)	235,842	5.1%

(1) Based on 6,864,235 shares of common stock outstanding.

(2) Buccaneer Holdings Ltd.'s beneficial owners are Walter Brown, Al Brown, Berta Tillman,

Alfonso Sevasey, Renegade Recreational Rentals, Inc., Dorothy Vasquez, Rupert Flowers,

Gerald Jones and Yvette Burks.

(3) Ocean Exploration Ltd.'s beneficial owner is James Tippe

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

The purchase price of the home was $541,241. Capital Reserve assumed a variable interest rate mortgage from Alberta Treasury Branch in the amount of $384,554 amortized over 25 years. On May 1, 2005, the loan can either be repaid or renewed with the interest rate converted to the then prevailing rate. The monthly payments of principal and interest are $2,636, which Mr. Lawler is obligated to make, along with all payments for property taxes, property insurance and maintenance. Title to such property is in the name of Capital Reserve. Mr. Lawler provided funds to Capital Reserve in the amount of $167,842 to pay for the down payment and all closing costs associated with the purchase. The funds were provided in the form of a subscription for shares of Capital Reserve's common stock at the purchase price of $1.00 per share. The shares were issued pursuant to the exemption from registration found in Rule 506 promulgated by the SEC under the Securities Act of 1933. The net proceeds to Capital Reserve realized from this offering was $167,842, as this offering was made without the use of any agent or salesman and was conducted without any costs, commissions or finders' fees. If Mr. Lawler's Consulting Agreement expires or is terminated, Mr. Lawler will have the option to purchase the property by assuming the mortgage and returning to the Company 167,842 shares of its Class A Common Stock. Such purchase must be completed within 120 days of termination of the Consulting Agreement. If Mr. Lawler does not exercise his option to purchase the property, the Company will be obligated for the mortgage payments and other costs associated with this property.

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

 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:
REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990
3.2	Amended Bylaws	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994
10.1	Management Agreement with Mr. Loder	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998
10.2	Lease Agreement dated January 15, 2000 by and between Capital Reserve Canada Limited and 319835 Alberta Ltd.	Incorporated by reference to Exhibit 10.14 previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
10.3	Purchase and Sale Agreement dated March 1, 2000 by and between Capital Reserve Canada Limited and Stone Canyon Resources Limited	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
10.4	Consulting Agreement dated April 24, 2000 by and between Capital Reserve Corporation and W. Scott Lawler	Filed herewith.
99.1	Reserve Appraisal and Economic Analysis of the Registrant's interest in the oil and gas prospect located in Chesteremere, Alberta, Canada, effective January 1, 1999.	Hard copy filed under Form SE; electronic copy to be filed within six (6) business days.
99.2

Unaudited Financial Statements for the commercial property located at 335-25th Street, S.E., Calgary, Alberta, Canada, for the fiscal year ended December 31, 1999 and the eight month period ended August 31, 2000.

Hard copy filed under Form SE; electronic copy to be filed within six (6) business days.

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