Form 10KSB/A
period 2000-12-31
FACT CORP
filed 2002-04-11
CIK 707674

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 2

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

 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:
REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990
3.2	Amended Bylaws	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994
10.1	Management Agreement with Mr. Loder	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998
10.2	Lease Agreement dated January 15, 2000 by and between Capital Reserve Canada Limited and 319835 Alberta Ltd.	Incorporated by reference to Exhibit 10.14 previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
10.3	Purchase and Sale Agreement dated March 1, 2000 by and between Capital Reserve Canada Limited and Stone Canyon Resources Limited	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
10.4	Consulting Agreement dated April 24, 2000 by and between Capital Reserve Corporation and W. Scott Lawler	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Amendment No.1 to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

99.1

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