Form 10KSB/A
period 2001-12-31
FACT CORP
filed 2002-04-16
CIK 707674

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 0-17232

FACT CORPORATION
(Name of small business issuer in its charter)

COLORADO (State or other jurisdiction of incorporation or organization)	84-0888594 (I.R.S. Employer Identification No.)

1530-9th Ave S.E.,
CALGARY, ALBERTA, CANADA T2G 0T7
Telephone: (403) 204-0260
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Class A Common Shares, 100,000,000 No Par Value

Class C Common Shares, 2,000,000 No Par Value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes ______No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _______

State issuer's revenues for its most recent fiscal year: $340,126.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$1,116,969 as of April 12, 2002

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

Yes ______No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,917,568

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

Transitional Small Business Disclosure Format (Check one): _________Yes __________No

PART III

This Amendment No. 1 to FACT Corporation's Form 10-KSB for the period ended December 31, 2001, is being filed only for the purpose of attaching and filing the exhibit listed below that was inadvertently omitted from the original filing made on April 15, 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

23. Consent of Independent Auditors. Filed herewith.

By: /s/ W. Scott Lawler
Name. W. Scott Lawler, Esq.
Title: General Counsel
Date: April 15, 2002