Form 10KSB
period 2001-12-31
FACT CORP
filed 2002-04-16
CIK 707674

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

Transitional Small Business Disclosure Format (Check one): _________Yes __________No

 PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

Fact Corporation (formerly known as Capital Reserve Corporation) was incorporated under the laws of the State of Colorado on August 3, 1982, for the purpose of operating as a financial services holding company. Fact Corporation is referred to herein as either "Fact", "the Company", "we", "us" or "our".

On October 6, 1998, a change in control in the Company occurred and the Company relocated to Canada, when Mr. Glen C. Loder agreed to acquire the interests of Mr. Ralph W. Newton, Jr. and Patricia L. Newton. At the time, Mr. Newton was the President of the Company, and collectively Mr. and Mrs. Newton owned a majority of the outstanding shares of the Company's Class B Preferred Stock, which as a class had the right to elect a majority of its Board of Directors. In connection with such agreement, Mr. Newton and Mrs. Linda M. Opfer resigned as officers and directors of the Company. On October 6, 1998, Mr. Loder was appointed as President, Treasurer and a director, and Mrs. Sharon Patmore was appointed as Secretary and a director. The acquisition of the Newton's shares closed on February 3, 1999.

Mr. Loder passed away on October 26, 1999. Following Mr. Loder's death, the Company's legal counsel, Mr. W. Scott Lawler, was appointed President until a successor could be located. Mr. Lawler was also named to the Board of Directors. Mr. Lawler had been serving as the Company's legal counsel since June 1999. In April 2000, Mr. Lawler relocated from California to Calgary, Alberta in order to focus more attention on the needs of the Company.

In the past three years, the Company has made various acquisitions either directly or through its wholly-owned subsidiaries, across various industry segments. During fiscal year 2000, the Company completed a public offering and concluded the following acquisitions: The Company, through its wholly-owned subsidiary, Capital Reserve Canada Limited, purchased a 5% interest in a producing oil and gas property in Alberta, Canada; The Company directly acquired a residential property in conjunction with a consulting agreement entered into with its then President, W. Scott Lawler; The Company directly acquired two commercial buildings for the purpose of producing rental income; the Company directly made investments in a public reporting corporation, and a further investment in a subsidiary of that corporation, by the purchase of shares of common stock in both corporations; and The Company directly acquired a U.S. oil and gas development property. During fiscal year 2001, the Company completed a share exchange agreement with a private Nevada corporation in the functional foods business, whereby the Nevada corporation became the Company's wholly-owned subsidiary.

As of the date of this filing, the Company has three (3) wholly-owned subsidiaries, Wall Street Investment Corp. ("WSIC"), Capital Reserve Canada Limited ("Capital Canada") and Food and Culinary Technology Group, Inc. ("FACT Group"). WSIC, formerly a wholly-owned subsidiary of the Company was dissolved in July 2000 and re-instated on November 21, 2001. WSIC currently has no business operations. Capital Canada was incorporated in the Province of Alberta, Canada, on December 8, 1999 for the purpose of locating and acquiring oil and gas properties. FACT Group was incorporated in Nevada on August 14, 2001 for the purpose of acquiring an interest in certain proprietary functional food formulations, and was acquired by the Company on November 7, 2001. FACT Group has a wholly owned subsidiary which currently has limited operations, Fact Bread Company Inc., that was incorporated in Nevada on November 5, 2001.

As the Company is a U.S. corporation, all dollar amounts used herein refer to U.S. dollars.

(b) Business of Issuer

Current Operations

The Company is presently engaged in a range of business operations both directly, and through its wholly-owned subsidiaries, including commercial real estate operations for the generation of rental income, revenue producing oil and gas operations, passive investments in public and private corporations for the purpose of capital appreciation, and operations in the functional food industry with the intent of generating sales and royalty revenues through licensing commercially marketable functional food formulations to companies established in the industry. With the acquisition of FACT Group in November, 2001, the Company's primary business focus will be the functional foods industry. The Company is presently accessing opportunities for the divestiture of its other assets and investments. A discussion of each segment of the Company's current business operations is provided below.

Real Estate

The Company owns two commercial buildings in the City of Calgary, Alberta which are presently generating rental income.

The first commercial building offers approximately 22,146 square feet of office space and laboratory space. The Company has leased out all of the available space in this building, and presently has a total of 4 tenants, 3 of which are signed to long-term lease agreements expiring in 2005 or 2006. The remaining lease is short-term and is renewable every three months at the election of the tenant.

The second commercial building serves as both the corporate headquarters for the Company and an additional source of rental income. The building has approximately 7,680 square feet of office space divided equally into two condominium units. The Company occupies a total of 768 square feet and has leased out all of the remaining available space to two tenants. Both leases carry five year terms, and expire in 2006 and 2007. One of the leases also includes an option to purchase 3,840 square feet of space expiring January 2007.

The Company also owns a single family residence located in a lakeside community in Calgary, Alberta which was purchased by the Company for use by its then-President, Mr. W. Scott Lawler, and as an enticement for him to relocate to Calgary, Alberta. This home is approximately 6,300 square feet on 1/3 of an acre. Mr. Lawler occupies the property and makes all payments related to the property's mortgage, including insurance and property taxes.

The Company has invested over $2.4 million in its commercial and residential real estate. The realizable value of this real estate is dependent on a fluctuating real estate market in the City of Calgary, Alberta. In addition, while the rental market for commercial real estate in Calgary, Alberta is presently favourable, the Company is subject to fluctuations in these conditions and may not be able to continue to keep its income generating properties fully leased. The ability of the Company to keep these properties fully leased will be impacted by various market conditions, including a necessity for our lease rates to remain competitive in the surrounding market areas. In addition the Company's ability to continue to collect a majority of the payments owed under its current lease agreements could become contingent upon the success of the major tenants occupying each property. A major portion of the Company's revenue stream is generated through lease payments from three developing businesses who may not realize revenues or continue to realize revenues in the normal course of business. In the event these companies default under their lease obligations, and the Company can not find suitable replacement tenants, the Company's financial position could be adversely impacted.

The Company has entered into property management agreements with respect to the operations of both its commercial properties.

Oil and Gas Properties

The Company owns interests in a producing oil and gas property in Alberta, Canada and certain development leases in Montana.

The Company owns a 5% interest in six wells and a gathering facility in a producing oil and gas field known as Chestermere located in Alberta, Canada. Compton Petroleum Corporation., a company located in Calgary, Alberta, Canada operates the property and revenues are generated from sales of oil, gas and natural gas liquids. The Company has participated in programs for the ongoing development of this property over the past two years. Capital expenditures have included various work-overs, recompletions and the drilling of one development well. The well drilled was deemed uneconomical and is currently shut in pending additional evaluation. The Company has no present plans for any further development on these leases and there are no planned capital expenditures at the time of this filing.

The Company owns a 5% interest in oil and gas leases located in Rosebud and Garfield Counties, Montana. Two wells were drilled in fiscal 2000 and declared dry holes. The Company also owns a 4% working interest in certain development acreage located in Rosebud and Garfield Counties, however, no capital expenditure is planned on these properties at the time of this filing.

The Company has determined to divest itself of its oil and gas assets and is currently seeking a purchaser for its interests.

Presently a portion of our existing revenue stream and possible future revenue stream depends on revenues obtained from oil and gas operations. Various factors affect the marketability of oil and gas including: market fluctuations, the world price of oil, the supply and demand for gas, the deregulation of gas prices, the proximity to and capacity of oil and gas pipelines and processing equipment, and government regulations including regulations relating to prices, taxes, royalties, land tenure, allowable production, the import and export of oil and gas and environmental protection. It is difficult to determine the impact these factors may have on future cash flows. The Company has analyzed certain requirements for compliance with existing environmental regulations concerning abandonment of shut in wells and site restoration and has included an estimate of these future costs in its financial statements.

Investments in Marketable and Non-Marketable Securities

The Company has made equity investments in a public reporting Alberta corporation and its private subsidiary. The Company originally made these investments with the intent of becoming more actively involved in the oil and gas industry, specifically through the commercialization of a proprietary and patented heavy oil upgrading technology under development by these companies. These companies divested their interest in this heavy oil upgrading technology in December 2001 (transaction closed March 2002) and are currently reviewing new business opportunities. The Company will look to divest its interest in these companies as the opportunity becomes available. Investments in developing companies are highly speculative and the Company's ability to recover its investment will be impacted by numerous factors including the marketability and liquidity of the common shares of the companies, the companies' abilities to continue to operate their businesses and factors affecting the business environment in which the companies' operate.

Presently the Company has no plans to make further investments of this nature.

Functional Food Business

Through a share exchange agreement completed in November 2001, whereby the Company issued a total of 2,000,000 shares of its Class C common stock, the Company acquired all the issued and outstanding shares of FACT Group, a company operating in the functional food business. The acquisition of FACT Group is contingent upon the Company providing capitalization to FACT Group in the amount of $3 million. To the date of this filing, the Company has provided funds totalling $161,345 to FACT Group.

FACT Group has the exclusive license to certain formulations for the production of dough based functional food products ranging from breads, bagels, pastas, and pizza shells, to sweet baked goods and confectionery, as well as other food derived from a dough, batter or mix. Initially, FACT Group intends to license these functional formulations to clients who will manufacture, distribute and market products under their own brand/label, paying FACT Group a royalty for each pound of pre-mix purchased. Ultimately, FACT Group intends to launch and market a product line under its own master brand.

Functional foods can be described as foods designed to deliver specific health benefits to the consumer, and whose inherent health benefits go beyond basic nutrition, including the prevention of disease and the promotion of wellness through nutrition. Our vision is to provide foods with added health benefits positioned as healthy alternative food products which are part of the North American consumer's everyday diet. FACT Group intends to become a leader in product development and key ingredient supply to the functional foods industry. Key areas of focus are consumers with the following concerns: diabetes, weight management, heart disease and bowel/gut health. FACT Group has an existing line of functional products which are ready to go to market and we are presently in negotiation with a variety of companies in the retail bread, bagel, sweet baked goods and dry mix categories.

The Company believes FACT Group will commence generation of revenues from sales of product in the third quarter of 2002. However, FACT Group's ability to generate revenues is dependent on several factors, including successful execution of licensing agreements, ability to secure multiple clients across various food industry segments, sales volumes, market acceptance of the products and numerous other external factors. FACT Group is operating in the highly competitive area of food and beverages and its most likely competitors are better capitalized, have proven operating histories and have far more resources.

FACT Group is presently pursuing agreements with various ingredient suppliers to ensure sufficient availability of ingredients for each product line. In addition FACT Group has secured an arrangement with a blending facility in the United States for the preparation of pre-mix for its products. The formulations to be used by FACT Group are not patented, as is common in the food industry, and will remain proprietary by way of stringent non-disclosure and confidentiality agreements executed with the blending facility. Clients will not have access to licensed formulations in their entirety. FACT Group will not require any governmental approval for its exiting line of products, and is currently moving to trademark its master brand.

Employees

As of April 13, 2002, the Company and its subsidiaries had 5 full-time contract employees, 2 part-time contract employees, and a further 5 part-time contract employees providing various administrative and support services through two consulting companies. The tasks and duties undertaken by employees include managerial, legal counseling, administrative, accounting, sales and marketing, and product development. The Company contracts with certain other consultants to provide oil and gas project review and property management.

ITEM 2. DESCRIPTION OF PROPERTIES

Real Estate Investments

The Company currently has investments in commercial and residential real property located in the City of Calgary, Alberta. Its current policy regarding real estate investments is to invest in commercial properties that it believes will generate positive monthly net income. Any new acquisitions of real estate are expected to be purchased through debt and equity financing. All operations of proposed property acquisitions will be handled through property management companies. At this time, the Company has no stated policy regarding any future investments in property other than to invest in properties that will generate monthly income. It is not the intent of the Company at present to increase its investment portfolio. This investment policy may be changed without a vote of the shareholders of the Company. There are presently no limitations on the number of mortgages that may be placed on any property owned by the Company.

Commercial Property #1

This property is a single story building on 1.68 acres and is comprised of 14,960 square feet of office space and 7,185 square feet of laboratory space. This property is carried on the Company's audited balance sheet as of December 31, 2001 at a book value of $475,297 for land and $937,990 for building and improvements. See "FINANCIAL STATEMENTS" below.

Fact holds a fee simple title to this property. In purchasing this property, the Company received a mortgage in the amount of $1,066,080 secured by the property. The mortgage is held by Standard Life and has a present balance of $961,895. The balance accrues interest at the rate of 8.60% per annum. The loan is amortized over fifteen years and matures on October 1, 2005. If all principal and interest payments are made as required between now and the maturity date, the loan will have a balance of $800,245 at maturity. The loan cannot be prepaid.

The Company has no present plans for the improvement of this property. Management believes that this property is adequately covered by insurance.

This property has an occupancy rate of 100%. There are three tenants that each occupy more than 10% of the total space in the building. The Company has entered into head lease agreements with 3 tenants that occupy all of the space in this commercial building including its wholly-owned subsidiary, Capital Canada.

The first head lease agreement for 6,546 square feet of office space is between the Company and Toshiba, which was assigned to the Company upon the purchase of the building. The Toshiba lease generates $48,642 in annual rental payments and expires July 31, 2005. Toshiba is a major supplier of office equipment.

The second head lease agreement is with Synergy Technologies Corporation ("Synergy") for 8,414 square feet of office space and 4,364 square feet of laboratory facilities. The Synergy lease generates $149,819 in annual rental payments and expires on August 31, 2005. Synergy is currently developing a new method for the refining of heavy oil; it is also involved in developing other new processes in the oil and gas industry. Synergy has recently advised the Company that it will be relocating its operations to Houston, Texas and has requested permission to sublet the property. The Company has agreed to allow Synergy to sublet the property subject to approval of the sub-lessee and with the agreement that any shortfall in the sublease rents would be guaranteed by Synergy and paid by Synergy either monthly or in a lump sum payment.

The third head lease agreement is with the Company's wholly owned subsidiary Capital Canada for 2,822 square feet of office space and lab space for a term of 5 years, expiring on October 31, 2005. The lease generates $21,728 in annual rental payments. Capital Canada has subleased 2,409 square feet under a sublease agreement that expires in October 2005. This lease generates $24,904 in annual rental payments for the first two years of the lease with an increase in years three through five of the lease to $28,017 in annual rental payments. The remaining rentable area is currently on a short-term lease, renewable every three months and generates $1,278 monthly. The subleases are both to companies involved in the chemical industry.

All the leases and the sublease granted will expire during the fiscal year ended December 31, 2005.

The average effective annual rental is $10.09 per square foot. The property is depreciated over 25 years using the straight line method of depreciation which is the same method adopted for tax purposes. Annual property taxes are $18,288.

Commercial Property #2

This property is a two-story commercial building located in the City of Calgary. The building is comprised of approximately 7,680 square feet of usable office space divided equally into two condominium units.

The Company holds a fee simple title to this property and used working capital of $178,310 to purchase the building on December 1, 2000. No mortgage or other loan was obtained to purchase this building. In order to renovate the building, the Company obtained a mortgage of $211,115, secured bythe property, for a period of one year from a related party. The mortgage accrues interest at the rate of 10% per annum. Renovations on the building were completed during the year and amounted to $214,235. This property is carried on Fact's audited balance sheet as of December 31, 2001 at a book value of $40,237 for land and $333,015 for building and improvements. See "FINANCIAL STATEMENTS" below.

The Company has no present plans for the improvement of this property. Management believes that this property is adequately covered by insurance.

This property has an occupancy rate of 100%. There are two tenants that each occupy more than 10% of the total space in the building. The Company has entered into head lease agreements with the two tenants that occupy all of the space in this commercial building.

The first head lease agreement for 3,072 square feet of office space is between the Company and International Securities Group Inc. ("ISG") a related party. Fact has retained 768 square feet for its own use. The ISG lease generates $17,864 in annual rental payments and expires in July 2006. ISG is a junior venture capital company, whose sole shareholder is a director of the company. ISG has subleased 1,811 square feet of office space to its clients, all of whom are junior development companies. ISG's director and sole shareholder, Mr. W. Scott Lawler, is also a member of Fact's Board of Directors (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS")

The second head lease agreement for 3,840 square feet of office is between the Company and 5 Crowns Investment Corporation ("5 Crowns"). This lease generates $22,330 in annual rental payments and expires in January 2007. 5 Crowns, a private offshore investment company, in turn has sublet the entire premises to Westsphere Asset Management Inc. whose principal business is that of a holding company for wholly owned subsidiaries. Additionally, 5 Crowns has an option to purchase the building on the following schedule:

1.        $238,000 if the option is exercised no later than February 1, 2003.

2.        $251,000 if the option is exercised no later than February 1, 2004.

3.        $264,000 if the option is exercised no later than February 1, 2005.

4.        $277,000 if the option is exercised no later than February 1, 2006.

5.    $291,000 if the option is exercised no later than February 1, 2007

The option is null and void after February 1, 2007. In the event that 5 Crowns exercised the option within six months of February 1, 2002, 25% of the net rent for a maximum of six months will be credited against the purchase price.

The ISG lease and subleases all expire July, 2006. The 5 Crowns lease and sublease expires January, 2007. The average effective annual rental is $5.55 per square foot. The property is depreciated over 25 years using the straight line method of depreciation, which is the same method adopted for tax purposes. Annual property taxes are $18,288.

Residential Property

This property is a single family residence located in a lakeside community and was purchased by the Company for use by its then President and as an enticement for him to relocate to Calgary, Alberta. This home is approximately 6,300 square feet on 1/3 of an acre, with a book value of $198,040 for land and $294,441 for the residence, for a total value of $492,481. Fact has realized $19,909 in depreciation on this property.

The Company has a fee simple title to this property. In acquiring this property the Company received a mortgage in the amount of $378,869, secured by the property. The mortgage is held by Alberta Treasury Branches and has a present balance of $349,256. The balance accrues interest at the rate of 7.36% per annum. The loan is amortized over 25 years and matures on May 1, 2005. If all principal and interest payments, but no prepayments, are made as required up to the maturity date the loan will have a balance of $324,392. Up to 20% of the original loan amount may be prepaid in each calendar year without incurring a penalty.

The property is depreciated over 25 years using the straight line method of depreciation which is the same method adopted for tax purposes. Annual property taxes are $4,368.

Mr. Lawler occupies the property and makes all payments related to the property's mortgage, insurance and property taxes. There are no present plans to make any further improvements to this property. It is the opinion of management that this property is adequately covered by insurance.

Oil and Gas Properties

Canadian Oil and Gas

Capital Canada has a 5% interest in six wells and a gathering facility in a producing oil and gas field known as Chestermere located in the Chestermere/Crossfield areas of the Province of Alberta, Canada. Compton Petroleum Corporation, a company located in Calgary, Alberta, Canada operates the property.

As at the fiscal year end there were five producing wells located on these properties that had produced a total of 46,200 bbls of oil, 51,840 BOE of gas and 220 bbls of other products. The average sales price per barrel of oil produced was $21.37 and the average sale price for gas produced was $3.24 per MCF. The average lifting cost per equivalent barrel of oil (gas volumes were converted to oil volumes assuming 6 MCF of gas equals 1 barrel of oil) during 2001 was $7.08.

During the previous fiscal year there were four producing wells located on these properties that had produced a total of 39,626 bbls of oil, 46,676 BOE of gas and 5,032 bbls of other products. Average prices realized during 2000 were $21.82 per barrel for oil and $2.15 per MCF for gas.  The average lifting cost per equivalent barrel of oil (gas volumes were converted to oil volumes assuming 6 MCF of gas equals 1 barrel of oil) during 2000 was $7.37.

The cost of the acquisition of this field was $612,630, which was paid by way of $204,105 in cash and in 817,050 shares of common stock of the Company, at a deemed price of $0.50 per share. The cash payment was made from the draw down of $204,105 from a stand-by operating line of credit at an annual interest rate of the Bank of Canada of prime rate plus 1% provided to Capital Canada by the Alberta Treasury Branches. The line of credit was secured by a floating charge debenture over all of Capital Canada's assets. The line of credit was renegotiated in September 2001, to a term loan with payments of $6,287 per month. The outstanding balance on the loan at December 31, 2001 is $163,462. The maturity date of the loan is May 31, 2002. The Alberta Treasury Branches is an Agent of the Crown in right of the Province of Alberta, Canada and operates under the Alberta Treasury Branches Act, Statutes of Alberta, 1997. Under that Act, Alberta Treasury Branches was established as a provincial corporation. Management intends to approach the Alberta Treasury Branches in the second quarter of 2002 to extend the repayment date of the loan.

Capital Canada's average monthly net revenue from this interest for fiscal year 2001 was $475 (2000-$990). During fiscal year 2001, Capital Canada spent $32,060 on drilling one well, which was cased and shut in pending evaluation of alternative target zones and $26,017 on capital expenditures for workovers and re-completion of the wells. In the fiscal year 2000 Capital Canada spent $36,500 on capital expenditures for workovers and re-completion of the wells. Presently there is no drilling activity.

U.S. Oil and Gas

The Company holds a 5% interest in shut-in wells located in Rosebud and Garfield Counties, Montana. During the fiscal year 2000 the Company expended a total of $36,555 on drilling two wells. Both wells were dry holes. The Company also has a 4% working interest in 54,237.57 acres. At present there is no development planned for this acreage.

Marketable and Non-Marketable Securities

During fiscal 2000 the Company became interested in a heavy oil upgrading technology known as "CPJ". As a result of this interest, the Company made equity investments in Texas T Resources Inc. ("Resources"), a public reporting Alberta corporation whose shares are traded on the Canadian Venture Exchange under the symbol "TXT", and its private subsidiary, Texas T Petroleum Ltd. ("Petroleum"), a Colorado corporation. The proceeds of the investments were used by Resources and Petroleum to assist in the development of the technology. A summary of the investments is included below:

On August 1, 2000, in consideration of cash proceeds advanced to Resources, the Company entered into a private placement agreement and acquired 2,000,000 units of the common stock of Resources at a price of $0.0677 per unit, each unit comprised of one common share and one share purchase warrant entitling the Company to purchase one additional share at $0.088 per share for a period of two years from the date of issue.

Subsequently in the fiscal year 2000 the Company also completed a private placement with Petroleum and acquired 2,000,000 units at $0.50 per unit, each unit comprised of one common share and one share purchase warrant entitling the Company to purchase one additional share at $1.00 per share for a period of two years from the date of issue. On March 6, 2001 Petroleum completed a reverse split of its share capital at the rate of 10:1, which resulted in the Company's shareholdings in Petroleum being reduced from 2,000,000 units to 200,000 units. The Company's percentage ownership of Petroleum remained constant following the reverse split.

On July 3, 2001 the Company completed a Stock Exchange Agreement with an unrelated third party where the Company exchanged 652,252 units of Resources for 106,101 common shares of Petroleum.

On December 20, 2001, 300,000 shares of the common stock of Petroleum was returned to treasury increasing the Company's percentage ownership form 13.9% to 16.2%.

As of December 31, 2001 the Company owns 1,347,748 units (6.2%) of Resources which has been recorded on the financial statements with a value of $76,259 based on the quoted market price of the stock at that date.

As of December 31, 2001 the Company owns 306,101 common shares (16.2%)and a warrant to acquire an additional 200,000 common shares of Petroleum. These securities are non-marketable and as a result of the Company's analysis of Petroleum's divestiture of its interest in the heavy oil technology December 20, 2001, representing a divestiture of substantially all of Petroleum's assets, the Company has determined that this investment has a net realizable value of $400,000 as at December 31, 2001.

The Company's total combined investment in marketable and non-marketable securities as at December 31, 2001 is $476,259.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings other than in the ordinary course of business as of the date of this filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 19, 2001, the Company held a special meeting of shareholders. The meeting was held at the Company's offices in Calgary, Alberta.

The Company did not solicit any proxies in connection with this meeting.

At the meeting, the shareholders voted on each of the following matters:

- to approve a Share Exchange Agreement by and between the Company and Food and Culinary Technology Group Inc. ("FACT Group"), and

- to amend the terms of conversion of the Company's Class C common stock as follows:
    Voting: The holder of Class C common stock shall be entitled to one vote for each share held.
    Conversion: The shares of Class C common stock may be converted to Class A common stock as follows: (i) one-third of the shares upon FACT Group achieving $9,000,000 in total sales; (ii) one-third of the shares upon FACT Group achieving $27,500,000 in total sales; (iii) one-third of the shares may be converted upon FACT Group achieving $56,150,000 in total sales. Shares of Class C common stock shall be converted in shares of Class A common stock at the rate of 1 share of Class C common stock into 6 shares of Class A common stock. Such conversion rate shall be adjusted as appropriate in the case of a stock split, dividend or recapitalization of the Class A common stock.

There were 3,965,206 shares represented at the meeting either by shareholders attending in person or by proxy. The votes for each of the matters at this meeting were as follows:
Item	Votes For	Votes Against	Votes Withheld
1. Approve the Share Exchange between the Company and Food and Culinary Technology Group Inc.	3,965,206	0	0
2. Approve the amendment to the terms of the Class C common stock	3,965,206	0	50

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock trades on the OTC/BB under the symbol "FCTTA" . Following is a report of high and low bid prices for the last fiscal years.

Year 2001	High	Low
4th Quarter ended 12/31/01	0.89	0.37
3rd Quarter ended 9/30/01	0.45	0.32
2nd Quarter ended 6/30/01	0.51	0.30
1st Quarter ended 3/31/01	1.06	0.38

Year 2000	High	Low
4th Quarter ended 12/31/00	1.53125	0.375
3rd Quarter ended 9/30/00	3.21875	1.25
2nd Quarter ended 6/30/00	3.50	1.75
1st Quarter ended 3/31/00*	2.75	1.75

*This quarter's records are limited to the period commencing February 4, 2000. The information as provided for the year 2001 was provided by Yahoo Finance's website. The information as set forth above for the year 2000 was provided by the OTC/BB. The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of April 12, 2002, there were 9 market makers in Fact's stock. The last available reported trade by the OTC/BB prior to the filing of this report was April 12, 2002 at $0.32.

As of March 31, 2002, there were 928 record holders of Fact's stock.

During the last two fiscal years, no cash dividends have been declared on the Company's stock.

(b) RECENT SALES OF UNREGISTERED SECURITIES

Pursuant to the terms of a Stock Purchase Agreement, the Company conducted a private placement of 865,000 shares as described in the next paragraph. The first $40,000 from the sale of the shares was paid by the Company to Mr. Loder. On February 3, 1999, Mr. Loder paid Mr. and Mrs. Newton $40,000 to complete the acquisition of their shares. Mr. Loder also caused the Company to grant the Newtons stock options, granting the Newtons the right to acquire up to 200,000 shares of the Company's Class A Common Stock at a price of $0.25 per share on or before February 3, 2001. The agreement included an anti-dilution provision. In December 2000, the Company re-negotiated the option agreement with the Newtons due to the fact that there was a disagreement over the effect of the anti-dilution provision. In exchange for a reduction of the exercise price from $0.25 per share to $0.13 per share, the parties agreed to the cancellation of 100,000 of the options. The Newtons then immediately exercised the option on the remaining 100,000 options by paying to the Company the exercise price of $13,000.

From November 1998 through February 1999, the Company conducted a private placement of shares of the Company's common stock, no par value pursuant to Rule 506 of Regulation D, promulgated by the SEC under the Securities Act of 1933. Sales were made to a total of eight Canadian individuals and two foreign corporations, who are listed below. A total of 865,000 shares were sold at a price of $0.10 per share, for gross proceeds of $86,500. The Company paid commissions of $8,590 to persons assisting the Company with sales. No other discounts or commissions were paid and no underwriters were utilized. The subscribers to this offering were:
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

In November 1999, the Company made two (2) private placements of shares of its common stock to off-shore entities pursuant to Regulation S promulgated by the SEC under the Securities Act. One of the private placements was to Ocean Exploration Ltd., a private Belize corporation, for 113,820 units at $0.10 per unit, with the Company incurring commissions and offering expenses of $3,250. The units sold under this placement consisted of one share and a warrant to acquire a like number of additional shares of common stock at $1.00 per share for three years from the date of issuance. The other private placement to Grotto Holdings Ltd., a private Belize corporation, was for 325,000 shares at $0.10 per share. No underwriter was utilized in either of these offerings and no commissions were paid on the sale to Grotto Holdings.

On July 22, 1999, the Company commenced a private placement offering, pursuant to Rule 506 promulgated by the SEC under the Securities Act of 1933, of up to 2,000,000 units, each unit comprised of one share of common stock and a warrant to purchase an additional share of common stock for $1.00 for a period of three years. As of March 31, 2000, the offering was oversubscribed. During the quarter ended June 30, 2000, the Company elected to exercise its right under the terms of the offering to accept a portion of the subscriptions. As a result, the Company sent a letter to the subscribers notifying them that they could either receive a return of a portion of their subscription or apply a portion of their subscription towards the exercise of the warrants issuable with their subscriptions. As a result, certain of the subscribers elected to exercise a total of 415,730 warrants and certain subscribers requested back any funds in trust or on deposit. The offering closed on July 27, 2000, and all of the shares have been issued. The following is a list of the subscribers:
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

On March 21, 2000, the Company's wholly-owned subsidiary, Capital Canada, purchased an interest in certain oil and gas producing leases and a process facility located in Alberta, Canada, known as Chestermere. On June 8, 2000, as part of the consideration for this purchase the Company issued 817,050 shares of its common stock to Stone Canyon Resources Ltd., an Alberta corporation.

On April 24, 2000, the Company's then President and a member of its Board of Directors, Mr. W. Scott Lawler, subscribed for a private placement of 167,842 shares of common stock at $1.00 per share. The shares were issued pursuant to the exemption from registration found in Rule 506 promulgated by the SEC under the Securities Act of 1933. No commissions or finders fees were paid in connection with this offering. The net proceeds to the Company realized from this offering were $167,842.

On September 25, 2000, the Company issued 500,000 shares of its common stock to Dr. Pierre Jorgensen. These shares were valued at $1.875 per share. Dr. Jorgensen is the inventor of the heavy oil upgrading technology "CPJ" that is described above in "ITEM 2. DESCRIPTION OF PROPERTIES". These shares were acquired by Texas T Petroleum Ltd. December 20, 2001 as part of a Purchase and Sale agreement discussed below in "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

On February 15, 2001, the Company issued 60,000 shares to Mr. Lawler for directors' fees earned during fiscal year 2000.

On November 5, 2001, the Company commenced a private placement offering, pursuant to exemptions provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated by the SEC under the Securities Act of 1933, of up to 1,000,000 units, each unit comprised of one share of common stock and a warrant to purchase an additional share of common stock for $1.50 for a period of two years from the date of issuance. As of the date of this filing, following is a list of the subscribers:
Argonaut Management Group Inc.	Art Willms	Brian Carey
Daniel T Flynn	Daniel J. Flynn

No commissions or finders fees were paid in connection with this offering. To date the Company has issued a total of 55,033 Class A common shares. The net proceeds to the Company realized from this offering to date are $41,275. The offering remains open as at the date of this filing.

 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  Plan of Operation

  At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company does generate both rental income and income from producing oil and gas properties on a monthly basis, these proceeds are not sufficient to meet the Company's current monthly overhead, which includes the on-going business of two operational subsidiaries. The Company will require approximately $2.0 million to cover its anticipated overhead and operational needs for the upcoming twelve month period. Revenues generated from existing operations are expected to offset operational overhead by approximately $300,000, and the Company has projected net revenues of $1.2 million from its functional food business during the upcoming twelve months, commencing third quarter 2002. While the Company has projected revenues from its functional foods operations of approximately $1.2 million over the upcoming twelve months, there is no guarantee these projections will be achieved or that any revenue will be generated from operations in the functional foods business. Therefore, the Company may be required to raise up to an additional $1.7 million to meet its projected costs. The Company expects that it will be able to obtain additional equity and/or debt financing to meet this need. The Company has identified a source for this purpose, however, no funding commitment has been received as of the date of this Report. The Company may be required to identify additional sources for financing, and intends to contact investors that have previously provided funds to the Company.

  The Company anticipates that it will expend a total of $674,000 over the next twelve months on ongoing development of functional formulations, market research and clinical testing. The Company does not intend to participate in any further development of its existing oil and gas properties and will look to divest these interests over the next twelve months. In addition the Company intends to divest its real estate assets and equity investments in order to focus on the management and operation of its developing functional foods business. In the event the Company does divest these other assets, funds derived from the sales will reduce our requirement to raise additional capital. It is impossible to determine the exact impact a sale of one or all of these assets would have on the current cash requirement, other than to reduce this requirement by some unknown amount.

  Additionally, under the terms of the agreements whereby the Company acquired its ownership of FACT Group, the Company is required to provide total capitalization of $3 million to FACT Group in order to finalize the acquisition. Included in the cash requirements noted above of $2.0 million over the next twelve months is an amount of $1.5 million with respect to the operations of FACT Group. At April 8, 2002, the Company had funded a total of $161,343 to Fact Group in respect of its ongoing operational expenses.

  Should the Company be able to negotiate favorable terms, the Company may look to raise funds in excess of the current cash requirement of $1.7 million by way of debt or equity financing in order to fulfill the $3 million capitalization requirement within the upcoming twelve months.

  The Company anticipates that its subsidiary FACT Group will hire an additional three to five employees during the upcoming twelve months should the functional foods business meet projected operational and revenue targets.

  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain information in this report, including the following discussion, may include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The Company intends the disclosure in these sections and throughout the Annual Report on Form 10-KSB to be covered by the safe harbor provisions for forward-looking statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans, and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by the Company's use of words such as "may", "believe", "plan", "will", "anticipate", "estimate", "expect", "intend", and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

 IMPORTANT FACTORS THAT MIGHT AFFECT OUR BUSINESS, OUR RESULTS OF OPERATIONS AND OUR STOCK PRICE.

Although we believe that expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from our expectations, due to a variety of factors, including the following:

FUNCTIONAL FOODS BUSINESS:

    We may not be able to profitably commercialize any of our functional food formulations. Expressions of interest from potential customers and ongoing negotiations may not result in actual licensing agreements or generation of revenues in the time frame we envision, if at all.

    While we may be able to secure licensing contracts with recognized food industry clients, our products may not gain market acceptance from the end-of-the-line retail consumer.

    We may not be successful in educating the mainstream community as to the benefits of our products, even in partnership with larger, more experienced client firms and the proper resources.

    We may not be able to secure favorable long-term agreements with our ingredient suppliers, and as a result may not be able to provide our clients product in a timely fashion and at the right price point.

    Larger, more capitalized and more resourceful corporations may introduce the marketplace to products in direct competition to our client's products and we may not be able to successfully maintain market share.

    Even if we secure multiple clients and our products gain market acceptance, we may not be able to successfully expand our business or respond effectively to the industry's demand for our products.

    While our formulations will be protected under stringent non-disclosure and confidentiality agreements, that may not provide the Company adequate protection and others may be able to develop similar formulations.

OIL AND GAS OPERATIONS:

Until such time as the Company can successfully divest our oil and gas interests, a portion of our operations and potential revenue stream will be obtained from oil and gas operations. Such operations may be affected by numbers external factors including:

    The general marketability of oil and gas, including fluctuations of the market price of both oil and gas.

    The world price of oil.

    The supply and demand for gas.

    The deregulation of gas prices.

    The proximity to and capacity of pipelines.

    Other external factors including government regulations relating to prices, taxes, royalties, land tenure, allowable production, import and export of oil and gas and environmental protection.

    The Company may not be able to successfully market its current oil and gas assets so that we recover our initial investment.

REAL ESTATE OPERATIONS:

Until such time as the Company can successfully divest its real estate assets, a portion of our operations and potential revenue stream will be derived from leasing activities which generate rental income. Such operations may be affected by numbers external factors including:

    The rental market for commercial real estate is subject to fluctuations which may prevent the Company from keeping its properties fully leased.

    The ability of the Company to continue to generate income from its rental properties is somewhat dependent on the ability of the Company to offer competitive lease rates within the immediately surrounding area.

    Presently the majority of the Company's existing rental income is generated through lease payments from development stage businesses that may not realize revenues, or continue to realize revenues sufficient to meet their ongoing lease obligations.

    While the Company's rental properties are currently fully leased, tenants may default on their payment obligations and the Company may not be able to locate suitable replacement tenants.

    The ability of the Company to recognize value for its real estate is dependent upon a fluctuating real estate market. The Company may not be able to successfully market its assets so that we recover our initial investment.

INVESTMENTS IN MARKETABLE AND NON-MARKETABLE SECURITIES:

The Company has made equity investments in a public reporting Alberta corporation and its private subsidiary. The ability of the Company to recover its initial investment or realize a gain is subject to numerous external factors including: the marketability of the acquired securities, the liquidity of the market for the securities, the ability of the corporations in which the Company has invested to continue to operate their businesses and achieve successful operations, and factors affecting the business environment of the corporations in which the Company is invested.

GENERAL OPERATIONS:

  We have a limited operating history and, therefore, little history on which to base any forecasts.

  We are operating in several different industry segments, each of which are subject to substantial external risk factors which may affect the Company's ability to recognize value.

  We have incurred substantial operating losses and risk never becoming profitable.

  Shareholders will face substantial dilution of their equity ownership percentage if we have to issue additional shares to raise capital or make new acquisitions. The extent of potential dilution depends significantly on the market price of our outstanding shares and may cause significant dilution in the value of your investment.

  We may not have sufficient revenues from operations to continue to operate and may be unable to obtain further financing prior to achieving profitable results.

Forward-looking statements included in this Report speak only as of the date of this Report and we do not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

Overview

Fact is a development stage company with operations in the real estate, oil and gas and functional foods industries. Fact also holds certain equity investments in both a public reporting and private corporation. With the acquisition of FACT Group as a wholly owned subsidiary in November 2001, Fact determined to re-focus its operations on one industry sector, the functional foods arena, and has determined to divest the balance of its assets in favor of developing its functional foods business. The Company will proceed with the divestiture of each of its assets immediately upon reaching satisfactory agreements for sale, the intent being a recovery or gain on the initial investment.

In the following paragraphs we provide you with an overview of the industry sector in which the Company will focus its resources, and on which we are currently developing our business directly and through certain wholly owned subsidiaries.

Functional Foods Industry

In 1989, Stephen DeFelice, chairman of the Foundation for Innovation in Medicine, first introduced the term, "nutraceutical" to describe foods with nutritional and pharmaceutical qualities. More recently the term "nutraceutical" has become commonly substituted for the term "functional". To answer North America's appetite for health, many ingredient suppliers have developed functional ingredients for use in foods. In 2001, the U.S. functional foods market was estimated at $17.6 billion, with a 10% annual growth rate.

The mainstream consumer is changing. As people learn more about the links between diet and health, and as the necessity for special needs diets is growing rapidly in North America, consumers are recognizing the benefits offered by functional foods - and they are actively seeking to include these products in their daily diets. The key is to offer consumers these added health benefits in foods they already enjoy, and to make certain they taste good in order to establish repeat sales of the functional products. Companies intending on competing in this sector must also be willing to make a commitment to provide the consumer with educational materials and information to help them make healthy choices.

FACT Group has developed a line of functional dough formulations to be licensed for use by clients and ultimately used in FACT Group's own lines of finished products, to include a variety of breads, dry mixes, bagels, fresh pasta, pizza crust and baked goods such as cookies, muffins and cakes. Initially FACT Group intends to market its products in a variety of conventional and new alternative channels, such as private label agreements with food manufacturers and major retailers, deriving revenues on a per pound of pre-mix sold basis. In this manner the Company should be able to rapidly achieve positive cash flows without the requirement for costly infrastructure and keeping operational overhead to a minimum.

Present Situation

FACT Group presently has ready to market functional formulations for bread, pizza crust, bagels, fresh pasta and sweet goods products and is in negotiation with various companies established in the foods industry for the licensing of these products. Additionally the Company is constantly developing new functional formulations and improving existing products.

FACT Group will seek to conclude its first licensing agreement for a product launch in the third quarter of 2002, and presently anticipates three additional product launches prior to the end of fiscal 2002. The Company has projected commencement of cash flows concurrent with the product launch anticipated for the third quarter.

Presently the Company is seeking to raise additional equity or debt capital of up to $3 million to fund the operations of FACT Group, and as part of our requirements under the share exchange agreements where we acquired FACT Group in November 2001. Presently the Company does not have commitments to provide these funds. Additionally the Company may realize funds during the current fiscal year to assisting with its ongoing operations through the sale of certain assets targeted for divestiture.

Our products

Products currently being marketed by the Company include formulations for bread, bagels, fresh pasta and sweet baked goods which offer the consumer a combination of added health benefits including: no sugar, no cholesterol, low carbohydrates, low fat, high fiber and low sodium. The foundation of each of the products is a dough-based system, the composition of which varies depending on the product type and flavor. The Company will blend the dry ingredients forming the base of each product at a single blending facility to maintain control over the proprietary formulation and will not divulge the formulation in its entirety to clients. The dry ingredients referred to as "pre-mix" will then be delivered to the client for addition of the balance of ingredients, manufacturing and distribution. Products will be distributed under the clients' brand and packaging will include the Company's master brand to help consumers identify the products as our functional formulations. The Company will provide its clients with support for the initial marketing and sales of the products. Revenues are generated by way of a fixed royalty payment for each pound of pre-mix sold to the client.

Milestones

NEAR TERM GOALS (2002)

Fact's near term goals are to raise sufficient equity and/or debt financing to continue with the ongoing development of our functional foods business, establish a presence in the applicable marketplace by the launch of our food products and further develop our corporate infrastructure. The Company also intends to divest its other assets in order to focus more fully on the operations of its functional foods business and develop a recognizable master brand. The Company intends to establish a test kitchen in New Jersey for the purpose of ongoing development of new functional formulations, and to enter into licensing arrangements with corporations established in the food industry for the manufacture, marketing and distribution of our line of functional products. It is the intent of the Company to launch several of its food products during the upcoming twelve months so that revenues generated from its functional food business will assist the Company in achieving profitability.

Presently the Company is in negotiation with several clients for the licensing of its functional formulations for breads, bagels, fresh pasta and sweet baked goods. The Company expects to finalize these negotiations with the intent of launching the first of its products by third quarter 2002.

INTERMEDIATE TERM GOALS (2003-2004)

Building on our near-term plan for development the Company intends to experience substantial growth over the intermediate term. Our objectives include the following:

  Launch of a line of products under our own master brand, potentially to include a line of products specially directed to the diabetic market;

  Expand our client base to include licensing partnerships with additional medium sized industry participants and certain major industry corporations;

  Formation of a European division to market and launch products in mainland Europe;

  Manufacture, market and distribute a line of functional beverages including functional water and soy based products;

  Ongoing successful education of retail consumers through public relations initiatives and mass media coverage;

  Continue to develop and refine new lines of functional products;

  Establish e-commerce website to market and distribute products on-line and provide avenue for direct sales to the consumer.

These initiatives will require additional capitalization of approximately $5 million and the Company believes it can achieve these goals provided funds can be made available through additional debt and/or equity financing, or conventional credit arrangements with major banking institutions.

LONG TERM GOALS (2005 AND BEYOND)

Fact intends to achieve successful market penetration in numerous segments of the functional foods industry, generating escalating positive cash flows on an annual basis so that the Company becomes a competitive leading participant in the industry. Management will look to have its own master branded line of functional food and beverage products widely distributed across Europe and North America with a view to expanding to other international markets, while continuing to supply product to various food manufacturers and major retailers under private label and other conventional arrangements.

Financial Outlook

Fact intends to continue to generate revenue from its real estate and oil and gas assets during this current fiscal year, and expects to initiate a new revenue stream through the licensing of its functional food products to various clients.

The Company will seek to raise between $1.7 and $3.0 million dollars in the form of debt and/or equity financing in the near term, and will also look to divest those assets not directly related to its core business of functional food products. This should provide the Company adequate resources to continue operations and establish increased cash flows to cover operational expenses. There is no assurance that the Company will be successful in raising sufficient capital.

Results of Operations

Comparison of 2001 and 2000

For the year ended December 31, 2001 and year ended December 31, 2000 the Company incurred operating losses of $1,546,854 and $629,037 respectively. For the fiscal year ended December 31, 2001 the operating losses are substantially increased as compared to the previous year as a result of a loss due to impairment of the Company's producing oil and gas property of $483,987 and a loss on permanent decline in the value of the Company's investment in the private subsidiary of a reporting Alberta corporation of $679,737. Factors affecting the reported impairment of the Company's investment in the oil and gas property during fiscal 2001 include a review of the property conducted by the Company and its industry partners in the Crossfield Area which indicated that it was no longer economically feasible to produce all of the oil and gas reserves previously estimated to be productive. Therefore, estimated future producible volumes of oil and gas were reduced substantially, from an estimated 68,197 barrels of oil equivalent (BOE, wherein 6 Mcf of gas equals one barrel of oil) at December 31, 2000, to 18,330 BOE at December 31, 2001. Oil and gas prices also declined significantly during 2001, from an effective rate of $30.79 per BOE at December31, 2000, to $14.57 per BOE at December 31, 2001. The above noted factors prompted the Company to re-evaluate the carrying value of its oil and gas properties, resulting in the loss due to impairment of $483,987. Factors affecting the reported permanent decline in the value of the Company's investments as noted above includes the sale of substantially all of the existing assets, including an interest in a developing heavy oil upgrading technology and a decision by Management to book the value of the non-marketable security based on the total remaining asset value of that company, resulting in the reported loss of $679,737. The balance of the loss reported for December 31, 2001 and December 31, 2000 primarily relates to expenses incurred in the operation of rental properties and oil and gas properties, certain expenses incurred in fiscal 2000 relating to non-productive exploration costs and other general and administrative expenses.

Other general and administrative expenses decreased by $285,606 to $639,916 for the year ended December 31, 2001 from $925,522 for the year ended December 31, 2000. The decrease is attributable primarily to a decrease in directors fees, consulting fees, other administrative expenses and rent. In addition the Company did not incur any expenses as a result of oil and gas exploration activities in fiscal 2001.

During the fiscal year ended December 31, 2001 the Company's total gross revenues from production of oil and gas and rental income increased by $67,948 to $340,126 from $272,178 for the year ended December 31, 2000. The increase in revenues is primarily due to the commencement of new rental operations at the Company's second commercial building during 2001. Additionally during the year ended December 31, 2001 the Company incurred a loss from other income and expenses of $83,340, whereas during the previous year the Company experienced a gain of $24,307. The loss incurred in fiscal 2001 is predominantly related to a substantial increase to interest expenses of $88,768 over the comparative periods, while interest income decreased by $54,701.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of December 31, 2001, the Company had negative working capital of $2,734,670 and Stockholders' Equity of $1,420,483 compared with negative working capital of $319,361 and Stockholders' Equity of $2,435,730 as of December 31, 2000. The Company's working capital was substantially decreased as a result of the addition of $2,000,000 to current liabilities resulting from certain royalty payments due in conjunction with the acquisition of FACT Group and its functional foods formulations. In addition advances payable also included in current liabilities increased in fiscal 2001 to $577,722 compared to $223,299 for the fiscal year ended December 31, 2000. Stockholders' Equity declined predominantly as a result of a substantial increase in operating losses resulting from a loss due to impairment of the Company's oil and gas assets and the loss on permanent decline in value of certain non-marketable securities. Additionally the Company was unable to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements.

Liquidity

The Company will require up to $8.0 million over the next three years to fully implement our business plan, which includes significant marketing efforts, the continued development and refinement of functional food formulations, a consumer awareness and public relations campaign, development, manufacturing and distribution of a line of our own master brand food and beverage products under a master brand, expanded management resources and support staff, and other day to day operational activities. To the date of this Report the Company has been successful in raising funds required to meet our existing revenue shortfall for the funding of our operations. Funds have been raised through private loans, equity financing and conventional bank debt. The Company anticipates revenues generated from its functional food business commencing 2002 will greatly reduce the requirement for additional funding; however, we can not be certain the Company will be successful in achieving revenues from those operations. Furthermore the Company can not be certain that we will be able to raise any additional capital to fund our ongoing operations.

Sources of Working Capital

During 2001 the Company's primary sources of working capital have come from revenues generated from our operating oil and gas and commercial rental properties and the net proceeds from:

  $40,000 from the issuance of 53,333 shares and of a warrant to purchase an additional 53,333 shares of the Company's common stock at $1.50 per share;

  $210,363 in the form of private loans bearing interest at various rates and due and payable within the next twelve months;

  $211,115 in the form of a mortgage secured by the Company's second commercial real estate property;

  $130,543 in the form of a reduction of loans receivable.

The Company is actively pursuing the divestiture of its real estate and oil and gas properties, as well as the marketable and non-marketable securities. Additionally the Company is actively pursuing the conclusion of certain licensing agreements presently under negotiation for the provision of functional food products to clients established in the food industry with the intent of commencing cash flows from these operations in the third quarter of fiscal 2002. The Company expects these efforts, if successful, will provide the Company with additional cash resources to advance the fulfillment of our stated objectives.

Convertible Securities

On November 20, 2001, the Company acquired all of the issued and outstanding shares of FACT Group in exchange for 2,000,000 shares of the Company's Class C common stock. The Class C common shares have certain conversion rights, they do not share in dissolution and become convertible only upon FACT Group achieving certain sales levels. Additionally the Class C common stock that will participate equally in dividends if declared by the Board of Directors on the same basis as the Class A common stock, shall be entitled to one vote for each share, the same as the Class A common stock, and neither class has any preemptive right to subscribe for shares. In the event of dissolution, liquidation or winding up of the Company, whether voluntarily or non-voluntarily, the holders of Class C common stock shall not be entitled to be paid any of the assets of the Company. Upon the event of FACT Group achieving sales of $9,000,000, holders of the Class C common stock may convert one-third of their stockholdings; each share of Class C common stock being convertible into six shares of Class A common stock. Holders may convert a further one-third of the Class C common stock upon FACT Group achieving cumulative sales of $27,500,000 and they may convert the final one-third of the Class C common stock upon FACT Group achieving cumulative sales of $56,150,000. In total the 2,000,000 shares of Class C common stock are convertible into 12,000,000 shares of the Company's Class A common stock.

Material Commitments for Capital Expenditures

Prior to its acquisition, FACT Group had entered into an agreement to acquire certain intellectual property, formulas, patent rights and other intangible assets owned by F.A.C.T. Group LLC, a New Jersey limited liability company, for $2,000,000 to be paid in cash pursuant to terms described as follows and by the issuance of 5% of Fact Group's common stock. The payment of the cash consideration is based upon FACT Group receiving certain capitalization. Upon Fact Group receiving capitalization of $500,000, F.A.C.T. Group LLC will be paid $40,000. Upon FACT Group receiving capitalization of cumulative $3,000,000, F.A.C.T. Group LLC will receive a further $60,000.

The remainder of the cash consideration shall be paid to the seller in the form of royalty payments calculated on the sale of bakery products until a total of $2,000,000 has been paid, at which time, such royalty payments will automatically cease. $2,000,000 has been recorded as an account payable in the Company's financial statements included herein.

 ITEM 7. FINANCIAL STATEMENTS

FACT CORPORATION
(formerly Capital Reserve Corporation)
FINANCIAL STATEMENTS
with
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
Independent Accountants' Report

Board of Directors

Fact Corporation (formerly Capital Reserve Corporation)

We have audited the accompanying consolidated balance sheets of Fact Corporation (formerly Capital Reserve Corporation) as of December 31, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

The financial statements as of December 31, 2000, and for the year then ended, have been restated as described in Note 1.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fact Corporation (formerly Capital Reserve Corporation) as of December 31, 2001 and December 31, 2000 and the consolidated results of its operations, stockholders' equity, and its cash flows for the years ended December 31, 2001 and December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033

April 10, 2002

Consolidated Balance Sheets
	December 31,
	2001	2000 Restated See Note 1
ASSETS

Current Assets
Cash	$30,590	$20,909
Accounts receivables	38,578	23,460
Loans receivable (related party) (Note 3)	178,756	310,644
Prepaid expenses and Deposits	12,233	32,134
Total Current Assets	260,157	387,147

Investment in Texas T Companies(Note 5)	476,259	1,133,240

Property and Equipment
Intellectual property(Note 2)	2,540,000	--
Oil & gas leases (net of accumulated depletion of $37,578 in 2000) (Note 2)	95,000	611,539
Real Property (net of accumulated depreciation of $86,402 in 2001 and $21,772 in 2000) (Note 4)	2,279,019	2,267,054
Office equipment and computers (net of accumulated depreciation of $14,018 in 2001 and $5035 in 2000)	34,956	20,177
Total Property and Equipment	4,948,975	2,898,770
Total Assets	$5,685,391	$4,419,157

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$152,464	$104,886
Accounts payable, acquisition (Note 2)	2,000,000	--
Accrued expenses	59,546	21,635
Advances Payable (related parties) (Note 7)	577,722	223,299
Loan payable (Note 8)	163,462	199,860
Current portion of long-term debt	41,633	156,828
Total Current Liabilities	2,994,827	706,508

Future Site Restoration	565	273
Long-Term Debt(Note 9)	1,269,516	1,276,646
Total Liabilities	$4,264,908	$1,983,427

Commitments and contingencies (Note 14)

Stockholders' Equity
Class A Common Stock - authorized 100,000,000 shares of no par value; 6,917,568 and 6,864,235 issued and outstanding for 2001 and 2000	6,217,571	6,128,671
Class C stock - authorized 2,000,000 shares of no par value; 2,000,000 issued and outstanding for 2001	540,000	--
Class A Common stock warrants	338,039	323,680
Accumulated deficit	(5,558,761)	(4,011,907)
Accumulated other comprehensive (loss)	(116,366)	(4,714)
Total Stockholders' Equity	1,420,483	2,435,730
Total Liabilities and Stockholders' Equity	$5,685,391	$4,419,157

Consolidated Statements of Operations
	Year ended December 31,
	2001	2000 Restated See Note 1

Revenues
Petroleum & natural gas (net of royalties)	$94,864	$90,600
Rental income	245,262	181,578
	340,126	272,178

Costs and Expenses
Petroleum & natural gas related costs (including depletion)	89,153	78,714
Non productive exploration costs	--	41,638
Abandonment of non-productive leases	3,383	39,102
Loss due to impairment	483,987	--
Rent and operating costs	8,063	73,511
Legal	85,097	86,514
Consulting fees	188,591	211,707
Value of stock options issued to consultant	57,045	--
Directors fees	--	123,565
Depreciation and amortization	77,368	30,790
Loss on permanent decline in value of investment	679,737
Other Administrative expenses	131,216	239,981
	1,803,640	925,522

(Loss) from operations	(1,463,514)	(653,344)

Other income and expenses
Gain on sale of investments	35,822	--
Interest income	16,664	71,365
Interest expense	(135,826)	(47,058)
	(83,340)	24,307

Provision for income taxes	--	--

Net (Loss)	$(1,546,854)	$(629,037)

Net (Loss) per Common Share	$(0.22)	$(0.13)

Weighted Average Number of Common Shares Used in Calculation	6,890,902	4,724,523

Other comprehensive income
Net loss	$(1,546,854)	$(629,037)
Foreign exchange (loss)	(103,178)	(5,034)
Unrealized (loss) on marketable securities	(8,474)	--
Total other comprehensive income	$(1,658,506)	$(634,071)

Consolidated Statements of Cash Flows

	Year ended December 31,
	2001	2000 Restated See Note 1
Cash From Operating Activities:
(Loss) from continuing operations	$(1,546,854)	$(629,037)
Reconciling adjustments
Depreciation and amortization	114,963	64,385
Gain on sale of investments	(31,230)	--
Non productive exploration costs	--	41,638
Abandonment of non-productive leases	--	39,102
Issuance of shares for services	--	218,107
Value of stock options issued to consultant	57,045	--
Options issued for services	--	43,000
Loss due to impairment	483,987	--
Loss on permanent decline in value of investment	679,737	--
Changes in operating assets and liabilities
Accounts receivable	4,721	(18,432)
Prepaid expenses and deposits	19,901	16,276
Accounts payable and accrued expenses	66,995	51,029
Net Cash Flows From Operating Activities	(150,735)	(173,932)

Cash From Investing Activities:

Acquisition of oil and gas properties	(8,506)	(321,333)
Acquisition of property and equipment	(100,357)	(2,313,764)
Investment in Texas T Companies	--	(195,740)
Proceeds from (payments to) loans receivable	130,543	(182,803)

Net Cash Flows From Investing Activities	21,680	(3,013,640)

Cash From Financing Activities:
Loans payable	--	199,860
Issuance of long term debt	--	1,433,473
Repayment of long term debt	(158,723)	--
Proceeds from advances payable	421,478	95,799
Repayments of advances payable	(67,055)	--
Sales of common stock (net of offering costs)	40,000	1,466,778
Capital contribution by an officer	6,214	3,548
Net Cash Flows From Financing Activities	241,914	3,199,458

Consolidated Statements of Cash Flows, continued

	Year ended December 31,
	2001	2000 Restated See Note 1

Foreign exchange (loss)	(103,178)	(5,034)
Net change in cash and cash equivalents	9,681	6,852
Cash at beginning of period	20,909	14,057

Cash at end of period	$30,590	$20,909
Supplemental disclosure of cash flow information:

Interest paid	$135,826	$47,058
Income taxes paid	$--	$--

Non-cash investing and financing transactions:
Acquisition of intellectual property by issuing Class C Stock	$2,540,000	$--
Acquisition of oil and gas properties by issuing Common Stock	$--	$408,525
Acquisition of real property by mortgage assumption	$--	$384,554
Investment in Texas T Companies by issuing Common Stock	$--	$937,500

Consolidated Statements of Shareholders' Equity

For the Years Ended December 31, 2001 and 2000

	Class A Common Stock		Class C Stock		Warrants		Accumulated	Accumulated Other Comprehensive	Total Shareholders
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Income (loss)	Equity
Balance at December 31, 1999	2,179,865	3,356,182	--	--	243,820	18,712	(3,382,870)	320	(7,656)
506 offering dated July 22, 1999 net of offering cost of 64,800	1,870,000	533,332	--	--	1,870,000	336,873	--	--	870,205
Issue of shares pursuant to an Amended and Restated Technology Transfer Agreement	500,000	937,500	--	--	--	--	--	--	937,500
Sale of Common Stock	167,842	167,842	--	--	--	--	--	--	167,842
Warrants exercised @ $1.00	415,730	447,635	--	--	(415,730)	(31,905)	--	--	415,730
Options issued for services	--	43,000	--	--	--	--	--	--	43,000
Exercise of options	100,000	13,000	--	--	--	--	--	--	13,000
Shares for services	813,748	218,107	--	--	--	--	--	--	218,107
Acquisition of property	817,050	408,525	--	--	--	--	--	--	408,525
Capital Contribution by officer	--	3,548	--	--	--	--	--	--	3,548
Net loss for the period (Restated) (Note 1)	--	--	--	--	--	--	(629,037)	--	(629,037)
Foreign exchange (loss)	--	--	--	--	--	--	--	(5,034)	(5,034)
Balance at December 31, 2000 (Restated) (Note 1)	6,864,235	$6,128,671	--	$--	1,698,090	$323,680	$(4,011,907)	$(4,714)	$2,435,730

Consolidated Statements of Shareholders' Equity, continued

For the Years Ended December 31, 2001 and 2000
	Class A Common Stock		Class C Stock		Warrants		Accumulated	Accumulated Other Comprehensive	Total Shareholders
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Income (loss)	Equity
Acquisition of Food and Culinary Technology Inc. (Note 2)	--	--	2,000,000	540,000	--	--	--	--	540,000
Sales of Common Stock	53,333	25,641	--	--	53,333	14,359	--	--	40,000
Value of stock options issued to consultant	--	57,045	--	--	--	--	--	--	57,045
Capital Contribution by officer	--	6,214	--	--	--	--	--	--	6,214
Net loss for the year	--	--	--	--	--	--	(1,546,854)	--	(1,546,854)
Foreign exchange (loss)	--	--	--	--	--	--	--	(103,178)	(103,178)
Unrealized (loss) on marketable securities	--	--	--	--	--	--	--	(8,474)	(8,474)
Balance at December 31, 2001	6,917,568	$6,217,571	2,000,000	$540,000	1,751,423	$338,039	$(5,558,761)	$(116,366)	$1,420,483

Note 1- Summary of Significant Accounting Policies

This summary of significant accounting policies of FACT Corporation (formerly Capital Reserve Corporation) (the "Company") is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

Organization

The Company was incorporated under the laws of the State of Colorado on August 3, 1982 for the purpose of operating as a financial services holding company.

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

In 1997, the Company, through its wholly owned subsidiary Wall Street Investments Corp (WSIC), a Colorado corporation, attempted to start a financial consulting services business. As of April 10, 1999, WSIC was no longer conducting operations and was dissolved in July 2000. In November 2001 the Company re-instated WSIC.

In 1999, the Company's principal place of business moved to Canada. In December 1999, the Company formed a wholly owned subsidiary, Capital Reserve Canada Limited, an Alberta corporation ("Capital Canada"), to locate and acquire producing oil and gas assets in Canada.

On November 7, 2001 the Company entered into a Share Exchange Agreement with the shareholders of Food and Culinary Technology Group Inc. ("FACT"), a Nevada corporation, whereby all of the issued and outstanding shares of FACT were exchanged for 2,000,000 shares of the Company's Class C common stock. (Note 2)

As of December 31, 2001, the Company has three wholly owned subsidiaries, Capital Canada, WSIC and FACT. FACT Bread Company Inc., a Nevada corporation, was incorporated in November 2001 and is a wholly owned subsidiary of FACT.

Operations

Real Property The Company owns three real properties located in the City of Calgary; two of which are commercial buildings and the other is residential. The commercial properties are held for production of rental income and the residential property is held subject to a consulting agreement (Note 16). These activities currently produce the majority of revenues for the Company.

Oil and Gas Activities The Company owns interests in producing oil and gas properties located in Alberta, Canada and leases in Montana, United States.

Functional Food Business The Company entered the functional food industry in November 2001 with the acquisition of FACT. At December 31, 2001, the Company had not begun operations in this industry, and expenses were limited to those incurred in the pursuit of commercial licensing contracts for FACT's existing line of functional food formulations.

Use of Estimates in the preparation of the financial statements

Note 1- Summary of Significant Accounting Policies, continued

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Consolidation

The consolidated financial statements for 2001 include the Company and its wholly owned subsidiaries, Capital Canada, WSIC and FACT. The financial statements for 2000 include the Company and Capital Canada. All significant inter-company accounts and transactions have been eliminated.

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

Currency

The functional currency of the Company and its subsidiaries is the Canadian dollar. Assets and liabilities in the accompanying financial statements are translated to United States dollars at current exchange rates and income statement accounts are translated at the average rates prevailing during the period. Related translation adjustments are reported as other comprehensive income, a component of stockholders' equity.

Treasury Stock

Treasury stock has been treated as common stock redeemed and canceled, consistent with the Colorado Revised Statutes.

(Loss) Per Share

(Loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Fully diluted earnings per share are not presented because they are anti-dilutive.

Restatement of Financial Statements

 The financial statements for the year 2000 have been restated from that previously filed and made publicly available. The net loss has been increased by $137,083 to $629,037 from $491,954 resulting from the addition to expense of $43,000 for the value of options issued, from the addition of $14,829 for a correction of value assigned to stock issued for services, from the addition to expense of $41,638 and $39,102 for the write-off of non-productive exploration costs and abandonment of non productive leases respectively, addition to expenses of $3,548 being the gain arising on the principal reduction of the mortgage transferred to share capital less $5,034 of foreign currency loss reclassified from net income to comprehensive income. The effect of the restatement is to increase the net loss per common share by $0.01, from $0.12 per share to $0.13 per share.

 Note 1- Summary of Significant Accounting Policies, continued

Fair Value of Financial Instruments

Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), Disclosure About Fair Value of Financial Instruments. SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash and cash equivalents, accounts receivable, prepaid expenses and other current expenses, and the current portions of notes payable approximate their estimated fair values due to their short-term maturities.

Valuation of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

 Income taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Other

The Company has selected December 31 as its year-end.

The Company expenses advertising costs as incurred and the total amounts for 2001 and 2000 were minimal.

The Company paid no dividends in 2001 or 2000.

Reclassifications

Certain reclassifications have been made to previously reported statements to conform to the Company's current financial statement format.

Note 2 - Acquisition of Food and Culinary Technology Group Inc. ("FACT") and Issuance of Class C Common Stock

On November 20, 2001, the Company acquired all of the issued and outstanding shares of FACT in exchange for 2,000,000 shares of the Company's Class C common stock. The acquisition is treated as a purchase that is valued at $0.65 per share or $1,350,000, consisting principally of certain intellectual property, formulas, patent rights and other intangible assets. The excess of the amounts paid, over the fair value of the net assets acquired (which were nominal), is allocated to the intangible assets of $1,350,000. Since 60% of the FACT common stock acquired was from a related party, who had no verifiable historical cost for the asset, the portion of the intangible assets acquired attributable to the related party of $810,000 has not been included in the accompanying balance sheet. The remaining portion, $540,000 is attributable to parties who are not related parties. Management believes that the amount allocated to intangible assets represents fair value of the assets acquired. The per share value attributed to the Class C common shares is $0.65 per share, which is the same as the market price of the Class A shares on the date of acquisition. Although the Class C common shares have certain conversion rights, they do not share in dissolution and become convertible only upon FACT achieving certain sales levels.

Note 2 - Acquisition of Food and Culinary Technology Group Inc. ("FACT") and Issuance of Class C Common Stock, continued

The Company authorized 2,000,000 shares of Class C common stock that will participate equally in dividends if declared by the Board of Directors on the same basis as the Class A common stock, shall be entitled to one vote for each share, the same as the Class A common stock, and neither class has any preemptive right to subscribe for shares. In the event of dissolution, liquidation or winding up of the Company, whether voluntarily or non-voluntarily, the holders of Class C common stock shall not be entitled to be paid any of the assets of the Company. Upon the event of FACT achieving sales of $9,000,000, holders of the Class C common stock may convert one-third of their stockholdings; each share of Class C common stock being convertible into six shares of Class A common stock. Holders may convert a further one-third of the Class C common stock upon FACT achieving cumulative sales of $27,500,000 and they may convert the final one-third of the Class C common stock upon FACT achieving cumulative sales of $56,150,000.

Prior to the acquisition, FACT had entered into an agreement to acquire certain intellectual property, formulas, patent rights and other intangible assets owned by F.A.C.T. Group LLC, a New Jersey limited liability company, for $2,000,000 to be paid in cash pursuant to terms described as follows and by the issuance of 5% of FACT's common stock. The payment of the cash consideration is based upon FACT receiving certain capitalization. Upon FACT receiving capitalization of $500,000, F.A.C.T. Group LLC will be paid $40,000. Upon FACT receiving capitalization of cumulative $3,000,000, F.A.C.T. Group LLC will receive a further $60,000.

The remainder of the cash consideration shall be paid to the seller in the form of royalty payments calculated on the sale of bakery products until a total of $2,000,000 has been paid, at which time, such royalty payments will automatically cease.

The total value of the intangible assets of $2,540,000 is composed of the amount described in the first paragraph of this note of $540,000 plus the $2,000,000 payable to F.A.C.T. Group LLC described in the second paragraph of this note.

Statements of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" addresses financial accounting and reporting: (1) at the date of acquisition of goodwill and intangible assets apart from goodwill acquired other than in a business combination and (2) all goodwill and intangible assets apart from goodwill subsequent to their acquisition. A principal requirement of this statement is to determine the useful lives of intangible assets and amortize or not amortize the intangible assets accordingly. Intangible assets apart from goodwill with finite lives are to be amortized over their useful lives to their residual value, if any, whereas goodwill and intangible assets apart from goodwill with indefinite lives are not to be amortized. Another principal requirement of this statement relates to impairment of intangible assets. This statement, in its entirety, became effective for the Company on January 1, 2002. Certain provisions of the statement were effective July 1, 2001 since the intangible assets were acquired after that date. Management believes that currently the intangible assets have an indefinite useful life, but expects that once operations commence, using the intangible assets, an estimated useful life will be determinable. Once the useful life is determined, the intangible assets will be amortized.

Prior the acquisition of FACT and its subsidiary, neither company had any operations, therefore, pro-forma results of operations, earnings, and earnings per share would not differ from those of the parent.

Note 3 - Loans Receivable (related party)

Loans Receivable consists of monies advanced to a related company. The loan is unsecured, bears interest calculated on the daily outstanding principal at 2% above prime rate, and has no specific repayment terms.

 Note 4 - Investment in Real Properties

The following schedule provides an analysis of the Company's investment in real property as of December 31:
	2001	2000
Land	$515,534	$511,661
Buildings	1,337,497	1,235,923
Residential property	512,390	541,242
	$2,365,421	$2,288,826
Less: Accumulated depreciation	(86,402)	(21,772)
	$2,279,019	$2,267,054

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of December 31, 2001. The leases also contain provisions that allow the Company to reclaim operating costs.
Year ending December 31:
2002	$261,698
2003	263,558
2004	263,558
2005	189,201
2006	32,751
2007	1,861
$1,012,627

Costs expected to be recoverable from future rental operations, including building improvements, are capitalized. Costs that can be attributable to the term of a lease are amortized over the term of the lease using the straight-line method. All other capitalized costs are amortized over their expected useful life using the straight-line method.

Note 5 - Investment in Texas T Companies (Texas T Resources, Inc and Texas T Petroleum Limited)

During the year 2000, the Company agreed with Texas T Resources Inc. ("Resources") (a public reporting Alberta corporation) to fund a portion of the acquisition of a heavy oil upgrading technology by Resources' majority owned subsidiary, Texas T Petroleum Ltd., ("Petroleum") (a private Colorado company). Petroleum would acquire a 50% interest in Carbon Resources Limited, a Cyprus company, which holds the rights to the heavy oil upgrading technology known as "CPJ".

On August 1, 2000, in consideration of cash proceeds advanced to Resources for the development of the upgrading technology, the Company entered into a private placement agreement with Resources for the purchase of 2,000,000 units at $0.0677 per unit (each unit comprised of one common share and one share purchase warrant entitling the Company to purchase one additional share at $0.0880 for a period of two years from the date of issue).

Subsequently in the fiscal year 2000, the Company also completed a private placement with Petroleum, and acquired 2,000,000 Units at $0.50 per unit (each unit comprised of one share and one share purchase warrant entitling the Company to purchase one additional share at $1.00 per share for a period of two years from the date of issue). On March 6, 2001, Petroleum completed a reverse split of its share capital at the rate of 10:1, which resulted in the Company's shareholdings in Petroleum being reduced from 2,000,000 Units to 200,000 Units. The Company's percentage ownership of Petroleum remained constant following the reverse split.

On July 3, 2001, the Company completed a Stock Exchange Agreement with an unrelated third party where the Company exchanged 652,252 units of Resources for 106,101 common shares of Petroleum.

 Note 5 - Investment in Texas T Companies (Texas T Resources, Inc and Texas T Petroleum Limited), continued

In accordance with the Statement of Financial Accounting Standards No. 115 (SFAS 115), investments and securities may be classified as (1) Securities held-to-maturity, (2) Trading Securities or (3) Securities available for sale. The Company considers these securities to be Securities available for sale, and, in accordance with SFAS 115, are valued at fair value with unrealized gains or losses recorded in stockholders' equity.

As of December 31, 2001, the Company owns 1,347,748 Units of Resources which has been recorded at $76,259 based on the quoted market price of the stock at that date.

As of December 31, 2001, the Company owns 306,101 common shares and a warrant to acquire an additional 200,000 common shares of Petroleum. As an investment in a nonmarketable security, the Company accounts for this investment at cost or net realizable value, whichever is lower. At December 31, 2001, as a result the Company's analysis of Petroleum's disposal of it's interest in the heavy oil technology (note 19), the Company determined that the investment has a net realizable value of $400,000, resulting in a permanent decline in value of $679,737. Because the decline has been determined to be permanent, the loss has been recorded as a charge against current income.

As of December 31, 2001, aggregate fair value for these securities is $476,259. Unrecognized holding losses is $8,474.

Note 6 - Oil and Gas Activities

During the year 2000, the Company and its subsidiary, Capital Canada, acquired a 5% interest in a producing oil and gas field in the Crossfield Area of Alberta, Canada, that included four wells and a gathering facility. The total cost of the acquisition, $612,630, was paid in cash of $204,105 together with 817,050 shares of the Company's common stock at a deemed price of $0.50 per share.

The Company has elected to follow the full cost method of accounting for it oil & gas activities. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including estimated future costs to develop proved reserves, are depleted on the unit of production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment of unproved properties indicate that they are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

In addition, the capitalized costs are subject to a "ceiling test", which basically limits such costs to the aggregate of the "estimated present value" discounted at a 10 percent interest rate of future net revenues from proved reserves based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

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

During the year ended December 31, 2001, the Company and its industry partners in the Crossfield Area became aware that it was no longer economically feasible to produce all of the oil and gas reserves previously estimated to be productive. Therefore, estimated future producible volumes of oil and gas were reduced substantially, from an estimated 68,197 barrels of oil equivalent (BOE, wherein 6 Mcf of gas equals one barrel of oil) at December 31, 2000, to 18,330 BOE at December 31, 2001. Oil and gas prices also declined significantly during 2001, from an effective rate of $30.79 per BOE at December31, 2000, to $14.57 per BOE at December 31, 2001.

Note 6 - Oil and Gas Activities, continued

Pursuant to Statement of Financial Accounting Standards (SFAS) 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, certain proved and unproved properties are impaired, determined by evaluation of the properties at December 31, 2001. Resulting from this impairment, the net carrying value of the Company's oil and gas assets was reduced by $483,987 at December 31, 2001.

Note 7 - Advances Payable (related parties)

Advances Payable outstanding are advances from various related parties that have the following terms at December 31:
Repayment terms	Interest rate	2001	2000
Within 12 months	US prime + 1%	$81,582	$--
Within 12 months	Bank of America prime +2%	20,195	--
Within 12 months	10%	229,541	--
Demand	Bank of Canada prime + 2%	141,214	133,240
Demand	US prime + 2%	105,190	87,960
No terms	None	--	2,099
		$577,722	$223,299

All advances are unsecured, with the exception of an advance included in the amounts above having a balance of $224,327, bearing interest at 10% p.a.. and due and payable on April 11, 2002, which is secured by a mortgage over one of the Company's commercial properties.

Note 8 - Loan Payable

The Company's subsidiary, Capital Canada, has a $163,462 revolving bank term loan, payable on demand, with the Alberta Treasury Branches. The loan is secured by the assets of Capital Canada, including certain oil and gas interests. Capital Canada has agreed to repay the loan at the rate of $6,287 ($10,000 CDN) per month. The loan bears interest at the Bank of Canada's prime rate (4.75% as of December 31, 2001) plus 1%, payable on the last day of each month. At December 31, 2001 the company is in technical default of certain covenants under the loan agreement. The loan becomes due and payable on May 31, 2002.

Note 9 - Long-Term Debt

The Company has a real estate mortgage with a five year term that is amortized over 15 years at an interest rate of 8.6%. On September 1, 2005, the mortgage can either be repaid or renewed with the interest rate converted to the then prevailing rate. Monthly payments of principal and interest are $9,876. As at December 31, 2001 the mortgage balance was $961,895.

The Company assumed a variable interest rate real estate mortgage from Alberta Treasury Branch in the amount of $384,554 amortized over 25 years, due and payable on May 1, 2005. On May 1, 2005, the mortgage can either be repaid or renewed with the interest rate converted to the then prevailing rate. As at December 31, 2001 the mortgage balance was $349,254.

Maturities for long-term debt after December 31, 2001 are as follows:
2002	$44,819
2003	$48,688
2004	$52,894
2005	$1,164,748

 Note 10 - Stock-Based Compensation

Issuance of stock options

During the year ended December 31, 2001, the Company adopted a stock option and stock award plan effective April 1, 2001. The plan allows the Board of Directors, or its appointed administrator, to grant stock awards or stock options to employees, directors, and consultants, in a quantity not to exceed 1,000,000 shares and subject other provisions of the plan. Characteristics of the options, including vesting, execution price, and expiration, are determined by the Board of Directors.

During 2001, the Company granted non-qualified stock options to directors, employees and consultants for 650,000 shares of Class A common stock.

The following is a table of outstanding options and changes during 2000 and 2001:
	Employee Options	Non-employee Options	Weighted Average Exercise Price

Options Outstanding, December 31, 1999	200,000	--	0.25
Options granted:
Non-employees	--	100,000	0.13
Options exercised	--	(100,000)	0.13
Options cancelled	(200,000)	--	0.25

Options Outstanding, December 31, 2000	--	--	--
Options granted:
Employees	450,000		1.00
Non-employees	--	200,000	1.00
Options exercised	--	--	--

Options Outstanding, December 31, 2001	450,000	200,000	1.00

All options are immediately vested.

Options granted during 2000 and 2001 consist of:
Year and Exercise price relative to fair value of underlying stock	Weighted average fair value at grant date	Weighted average exercise price
Year ending December 31, 2000:
Exercise price below fair value:	0.56	0.13

Year ending December 31, 2001:
Exercise price exceeds fair value:	0.35	1.00

 Note 10 - Stock-Based Compensation, continued

If not previously exercised or canceled, options outstanding at December 31, 2001 will expire as follows:

				Weighted
	Range of Exercise			Average
	Prices		Number of	Exercise
Year Ending December 31,	High	Low	Shares	Price
2004	1.00	1.00	50,000	1.00
2006	1.00	1.00	600,000	1.00
			650,000	1.00

The fair value of each option granted was computed using the Black-Scholes method using the following weighted-average assumptions:
	Year Ended December 31,
	2001	2000
Expected Volatility:	149%	155%
Risk-free interest rate:	5.50%	5.51%
Expected Dividends:	--	--
Expected Term in Years:	2	2

As permitted by FASB Statement No. 123, the company applies the methods of APB 25 and related interpretations in accounting for stock options issued to employees. Accordingly, no compensation cost was recognized for grants of employee options because all were issued with exercise prices less than the fair value of the underlying stock at the grant date. If compensation cost had been determined based on the estimated fair value (using methods consistent with FASB Statement No. 123) of the options at grant date, the Company's net income and earnings per share would have been replaced with the following amounts:
	Year Ended December 31, 2001		Year Ended December 31, 2000
	As Reported	Pro forma	As Reported	Pro forma
Net loss:	1,546,854	1,675,205	(629,037)	(629,383)
Net loss per share:	(.22)	(.24)	(.11)	(.11)

 Issuance of shares for services rendered

During 2000, The Company issued the following shares in settlement of services rendered by unrelated third parties.
Shares	Price per unit	Total
677,210	$0.10	$67,721
1,822	$1.10	$2,000
1,924	$1.00	$1,924

Additionally, the company issued 72,792 shares valued at $0.42 each, with a total value of $30,397 in settlement of legal services and 60,000 shares at an average value of $1.93 in settlement of director's fees.

 Note 11 - Warrants

The Company had outstanding warrants to purchase 1,698,090 and 1,751,423 shares of its' Class A common stock at December 31, 2001 and 2000, respectively, at prices ranging from $1.00 to $1.50 per share.

The following schedule shows the warrants outstanding and changes made during the years ending December 31, 2001 and 2000:
	Number	Weighted Average Exercise Price
Warrants outstanding December 31, 1999	243,820	$1.00

Changes during the year 2000:
Issued	1,870,000	$1.00
Exercised	415,730	1.00

Warrants outstanding December 31, 2000	1,698,090	$1.00

Changes during the year 2001:
Issued	53,333	$1.50
Exercised	--	--

Warrants outstanding December 31, 2001	1,751,423	$1.02

 Warrants outstanding at December 31, 2001 expire as follows:
Year	Number of shares
2002	113,820
2003	1,584,270
2004	53,333
1,751,423

Where appropriate an allocation has been made in the consolidated statements of stockholders' equity between common stock and common stock warrants to give effect to the estimated fair value of the common stock warrants.

Note 12 - Related Party Transactions

During the year ended December 31, 2001, Argonaut Management Group Inc, which shares a common officer and director with the Company, provided administrative services totaling $29,989. At December 31, 2001 $20,623 remains unpaid.

A company controlled by the President of Capital Canada provided consulting services for a fee of $30,000 during the fiscal year 2001 of which $12,500 remains outstanding.

A company controlled by a director the Company provided consulting services during the fiscal year for a fee of $15,600 of which $15,000 remains outstanding.

The President of the Company provided consultancy services totaling $20,625 during the fiscal year, all of which remain outstanding.

Note 12 - Related Party Transactions, continued

Capital Canada subleased office space to Texas T Resources Inc., a related party. The lease agreement was cancelled during the 2001. During the fiscal year 2001, the Company received lease rental payments in respect of this lease totaling $2,869.

In August 2001 the Company entered into a lease agreement with a International Securities Group Inc. During fiscal 2001 the Company invoiced lease rental payments of $7,164, all of which remain outstanding.

Note 13 - Recent Accounting Pronouncements

In June of 1999, the FASB issued Statement of Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize as derivatives as either assets or liabilities on the balance sheet at their value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters to all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows, as the Company currently does not engage in any derivative or hedging activities.

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

Note 14 - Income Taxes

As of December 31, 2001 the Company had approximately $317,000 net operating loss carryover that expires between 2021 to 2022. The Company had deferred tax assets of approximately $129,970 relating to the net operating loss carryover. A valuation allowance has been provided for the total amount since the amounts, if any, of future revenues necessary to be able to utilize the carryover, are uncertain.

A reconciliation of income taxes computed using the statutory federal income tax compared to the effective tax rate is as follows:
	2001	2000
Federal tax computed at the expected statutory rate	(35.0)%	(35.0)%
State income tax, net of federal tax benefit	(3.0)	(3.0)
Estimated foreign income taxes	(3.6)	(3.6)
Net change in valuation allowance	41.0	41.0

Income tax expense - effective rate	00.0%	00.0%

Because of the 50% change in ownership rules of the Internal Revenue Code, certain prior net operating loss carryforwards are no longer available. Carryover of net operating losses available at December 31, 2001 may be restricted due to future changes in ownership.

 Note 15 - Segment reporting

The Company's operations are classified into two reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, operations, and technology strategies.

The oil & gas segment derives its revenue from the sale of oil, natural gas, and related products. The leasing segment derives its revenue from rental of real estate.

There are no inter-segment sales.
	Oil & Gas	Leasing	All Other	Total

Revenue	94,864	245,262		340,126
Loss from operations	(1,298,787)	(164,727)	--	(1,463,514)
Interest income	4,648	12,016	--	16,664
Interest expenses	(20,122)	(115,704)	--	(135,826)
Depreciation & amortization	6,300	71,068	--	77,368
Income tax expense	--	--	--	--
Assets	571,259	2,279,019	2,835,113	5,685,391
Expenditure on long-lived assets	56,512	220,777	25,853	303,142

Note 16 - Consulting Agreement (Related party)

On April 24, 2000, the Company entered into a Consulting Agreement with its former President and a current member of its Board of Directors, Mr. W. Scott Lawler, pursuant to which Mr. Lawler agreed to relocate to Calgary, Alberta, Canada, to work at the Company's facilities in Calgary and devote more substantial time to the operations of the Company. The term of the Consulting Agreement is two (2) years, with an option on Mr. Lawler's part to extend for one (1) additional year. Mr. Lawler's consulting agreement calls for an annual salary of $75,000.00, with automatic salary increases of ten percent (10%) at the end of each year. In addition, under the terms of the agreement Mr. Lawler is to receive a stock option package should the Company implement a stock option plan during the term of his contract. In March 2001 the shareholders of the Company approved a stock option and award plan, and effective September 10, 2001, Mr. Lawler was granted 200,000 stock options for exercise at $1.00 per share for a period of five years from the grant date.

As a further inducement for Mr. Lawler to move to Calgary on the Company's behalf, the Company purchased a home for Mr. Lawler's use. The purchase price of the home was $541,241.

The Company assumed a variable interest rate mortgage from Alberta Treasury Branches in the amount of $384,554 amortized over 25 years, due and payable on May 1, 2005. The monthly payments of principal and interest, property taxes and all other payments are to be paid by Mr. Lawler. Title to the property is in the name of the Company. Mr. Lawler provided funds to the Company in the amount of $167,842 to pay for the down payment and all closing costs associated with the purchase in the form of a subscription for shares of Capital Reserve's common stock at the purchase price of $1.00 per share

If and when the property is sold, the Company will receive any and all gains (and/or losses) from such sale, less the cost of any approved improvements to the property paid for by Mr. Lawler. However, Mr. Lawler has the option of acquiring title to the property (and thus all resulting gains or losses) by (a) assuming or paying off the Company's mortgage; and (b) surrendering to the Company the 167,842 shares of common stock obtained from the Company. The Company recognizes the principal reduction of the mortgage based on the payments of principal made by Mr. Lawler.

 Note 17 - Risks and Uncertainties

The Company is subject to substantial risks and uncertainties inherent in the operation of oil and gas properties.

The Company owns and leases real estate in Calgary, Alberta, Canada and is subject to fluctuations in the real estate market in that area.

Note 18 - FACT Advisory Agreement

FACT, on September 20, 2001 prior to its acquisition by the Company, entered into an agreement with International Securities Group, Inc. ("ISG"), a related party of the company, whereby FACT agreed to pay ISG for certain advisory and consulting services. In consideration for its fees, FACT issued 1,200,000 shares to ISG, which represents 60% of FACT's total issued and outstanding shares and which was converted to the Company's Class C common stock. ISG granted the other shareholders of the Class C common stock the right to purchase, during the next four years, two-thirds of the
Company's Class C common stock received by ISG in the acquisition described in Note 2 above at a price of $1.00 per share.

In the event that certain contemplated capitalization, or a portion thereof, is not consummated, FACT may elect to terminate the Share Exchange Agreement and thus all the Class C shares would be returned to the Company and all of the FACT shares would be returned to FACT.

Any portion of the contemplated capitalization that was provided to FACT would be converted into a loan. If the full amount of financing is received, none of the shares shall be returned.

Note 19 - Purchase and Sale Agreement (Heavy oil technology) (Subsequent Event)

On December 20, 2001 the Company entered into a Purchase and Sale Agreement (the "Agreement") by and between Texas T Petroleum Ltd. and certain other arm's length third parties whereby Texas T Petroleum Ltd. agreed to sell its primary asset, a 50% interest in a heavy oil upgrading technology ("CPJ"), to an arm's length third party in consideration for shares of the third party's common stock. As a result of the Agreement, a contingent liability assumed by the Company in September 2000 arising from an obligation to provide certain additional consideration to the inventor of CPJ, was assumed by a third party, with no further obligation to the Company. Further, under the terms of the Agreement, certain third parties agreed to return their shareholdings in Texas T Petroleum Ltd. to treasury for cancellation, increasing the Company's percentage ownership of Texas T Petroleum from 13.9% to 16.2% (Note 5). The Agreement closed March 8, 2002.

Note 20 - Subsequent Events

Subsequent to the year ended December 31, 2001, the Company changed its name to FACT Corporation.

Subsequent to the year ended December 31, 2001, Mr. W. Scott Lawler exercised his option under a consulting agreement entered into April 24, 2000 (Note 16).
FACT CORPORATION (formerly CAPITAL RESERVE CORPORATION) Supplemental Information (Unaudited) December 31, 2001 and 2000 Capitalized Costs Relating to Oil and Gas Producing Activities:
	Total	U.S.	Canada
At December 31, 1999 -
Net capitalized costs	$--	$--	$--

At December 31, 2000 -
Proved oil and gas properties	$649,118	$--	$649,118
Unproved oil and gas properties	--	--	--

Less accumulated depreciation, depletion,
amortization, and impairment reserves	37,578	--	37,578
Net capitalized costs	$611,540	$--	$611,540

At December 31, 200
Proved oil and gas properties	$657,624	$--	$657,624
Unproved oil and gas properties	--	--	--
	657,624	--	657,624

Less accumulated depreciation, depletion,
amortization, and impairment reserves	562,624	--	562,624
Net capitalized costs	$95,000	$--	$95,000

Costs Incurred in Oil and Gas Producing Activities -

for the Year Ended December 31, 2000:
Property acquisition costs
Developed oil and gas properties	$612,630	$--	$612,630
Exploration costs -
Undeveloped oil and gas properties	39,102	39,102	--
Development costs	36,488	--	36,488
Amortization rate per equivalent barrel of production	$6.73

for the Year Ended December 31, 2001:
Exploration costs -
Undeveloped oil and gas properties	133	133	--
Development costs	8,506	--	8,506
Amortization rate per equivalent barrel of production	$14.38

Results of Operations for Oil and Gas Producing Activities -

for the Year Ended December 31, 2000:
Oil and gas sales, net of royalties	$90,600	$--	$90,600
Production costs	(41,136)	--	(41,136)
FACT CORPORATION (formerly CAPITAL RESERVE CORPORATION) Supplemental Information (Unaudited) December 31, 2001 and 2000
Depreciation, depletion, and amortization	(37,578)	--	(37,578)
Abandonment of U.S. oil and gas properties	(39,102)	(39,102)	--
	(27,216)	(39,102)	11,886
Income tax expense	--	--	--
Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$(27,216)	$(39,102)	$(11,886)

for the Year Ended December 31, 2001:
Oil and gas sales, net of royalties	$94,864	$--	$94,864
Production costs	(47,036)	--	(47,036)
Depreciation, depletion, and amortization	(45,367)	--	(45,367)
Impairment of Canadian oil and gas properties	(483,990)	--	(483,990)
Abandonment of U.S. oil and gas properties	(133)	(133)	--
	(481,662)	(133)	(481,529)
Income tax expense	--	--	--
Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$(481,662)	$(133)	$(481,529)

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

FACT CORPORATION
(formerly CAPITAL RESERVE CORPORATION)
Supplemental Information
(Unaudited)
December 31, 2001 and 2000
	12/31/2001		12/31/2000
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved developed and undeveloped reserves -
Beginning of year	18,438	388,399	--	--
Revisions of previous estimates	(6,297)	(311,905)
Purchase of minerals in place	--	--
Production	2,311	15,494	20,521	409,385
End of year	9,830	61,000	2,083	20,986

Proved developed reserves -
Beginning of year	18,438	298,554	--	--
End of year	9,830	51,000	18,438	298,554

Standardized Measure of Discounted Future
Net Cash Flows at December 31,2001 and 2000 -
	2001	2000
Net cash inflows	$267,000	$2,100,000
Future production costs	(131,000)	(401,000)
Future development costs	(9,000)	--
Future income tax expense	--	(648,000)
Future net cash flows	127,000	1,051,000
10% annual discount for estimated timing of cash flows	(32,000)	(359,000)

Standardized measure of discounted future net
cash flows relating to proved oil and gas reserves	$95,000	$692,000

The following reconciles the change in the standardized measure of discounted future net cash flow during 2001 and 2000 -
Net Cash Flows at December 31,2001 and 2000 -
	2001	2000
Beginning of year	$692,000	$--
Sales of oil and gas produced, net of production costs	(48,000)	49,000
Purchase of minerals in place	--	613,000
Net change in prices and production costs	(836,000)	35,000
Development costs incurred during the year which were previously estimated	8,000	36,000
Revisions of previous quantity estimates	(726,000)	--
Accretion of discount	327,000	61,000
Net change in income taxes	648,000	--
Other	30,000	(4,000)
End of year	$95,000	$692,000

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names and ages of all directors and executive officers of Fact as of the date of this report, indicating all positions and offices with Fact and its subsidiaries held by each such person:
NAME	AGE	POSITION
Jacqueline Danforth	30

President and Director, and Secretary-Treasurer and Director of Food and Culinary Technology Group Inc., and Secretary-Treasurer and Director of Fact Bread Company Inc., and President and Director of Wall Street Investment Corp.

W. Scott Lawler	40

Director, and Director of Capital Reserve Canada Limited, and Director of Food and Culinary Technology Group Inc., and Director of Fact Bread Company Inc., and Secretary and Director of Wall Street Investment Corp.

Sharon M. Patmore	59	Director
Roy Philipose	39	Secretary
James F. Marsh	78	President and Director of Capital Reserve Canada Limited
J. Thomas Murdoch	55	CEO and Director of Food and Culinary Technology Group Inc. and CEO and Director of Fact Bread Company Inc.
Susan Niedermayr	41	President of Food and Culinary Technology Group Inc. and President of Fact Bread Company Inc.
Paul Niedermayr	69	Director of Food and Culinary Technology Group Inc. and Director of Fact Bread Company Inc.
Steven Schechter	48	Director of Food and Culinary Technology Group Inc. and Director of Fact Bread Company Inc.

Fact's directors are elected by the holders of Fact's common stock. Cumulative voting for directors is not permitted. The management group of the Company gave notice of and held the last Shareholders' Annual Meeting on March 21, 2001. The term of office of directors of Fact ends at the next annual meeting of Fact's shareholders or when their successors are elected and qualified. The annual meeting of shareholders is specified in Fact's bylaws to be held within six months from the Company's fiscal year end or within 15 months from the date of the last annual meeting. The term of office of each officer of Fact ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his successor is elected and qualifies. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of Fact.

JACQUELINE R. DANFORTH, Ms. Danforth has been a member of the Board of Directors and the President of Fact Corporation since August 7, 2001. Ms. Danforth has been a director and Secretary-Treasurer of Food and Culinary Technology Group Inc. since its acquisition by the Company, November 7, 2001. Ms. Danforth was also named Secretary-Treasurer and appointed to the Board of Directors of Fact Bread Company Inc. on November 5, 2001, and has been President and a director of Wall Street Investment Corp since its re-instatement November 15, 2001. Ms. Danforth has spent the past several years in the employ of publicly traded companies providing management, administrative and accounting services. She was the Secretary, Treasurer and a member of the Board of Directors of Synergy Technologies Corporation from December 1997 to June 2001. During her tenure at Synergy Technologies, Ms. Danforth was a member of Synergy's Audit Committee; a director of Carbon Resources Ltd., a director of SynGen Technologies Limited, and a director of Lanisco Holdings Limited. Ms. Danforth also currently serves on the board of directors of Texas T Resources Inc., a publicly traded Alberta corporation and on the board of directors of its subsidiary, Texas T Petroleum Ltd. She is the President and sole director of Argonaut Management Group, Inc., a private consulting company.

W. SCOTT LAWLER, Mr. Lawler became a director of Fact Corporation on November 1, 1999 and served as President of Fact from November 1, 1999 to August 7, 2001, a director of Capital Reserve Canada Limited since its inception on December 8, 1999, a Director of Wall Street Investment Corp since November 1, 1999, a Director of Food and Culinary Technology Group Inc. since August 15, 2001, and a director of Fact Bread Company Inc. since November 5, 2001. Mr. Lawler is an attorney and is admitted in the States of California and Utah. Mr. Lawler received a Bachelor's Degree in business management in 1984 from Brigham Young University and his Juris Doctorate degree from U.S.C. Law Center in 1988. Mr. Lawler was admitted to the California State Bar in 1988 and the Utah State Bar in 1995. Mr. Lawler has been the principal of Lawler & Associates, specializing in corporate and securities matters, since 1995. Mr. Lawler is currently the President and sole shareholder of International Securities Group, Inc., a private consulting company.

SHARON M. PATMORE has been a director of Fact Corporation since October 6, 1998 and served as Secretary of Fact from October 6, 1998 to January 1, 2002. Ms. Patmore is the sole employee and President of Sharon Patmore Agencies and has been since its inception in 1979. Ms. Patmore's responsibilities with Sharon Patmore Agencies include sales and corporate management.

ROY PHILIPOSE, Roy J. Philipose F.C.C.A. joined Fact Corporation in April 2001 and was appointed Secretary of the Company on January 1, 2002.   Prior to joining the Company, Mr. Philipose spent several years as Group Financial Controller and Company Secretary with Ultrasis PLC (formerly Ultramind Group PLC), London, U.K.  Mr. Philipose has experience in acquisitions, fundraising, financial management reporting, public accounting and business start up, and is a qualified accountant in the United Kingdom. Mr. Philipose also spent several years as a sole practitioner providing auditing, general accounting, tax and business consultancy services with a portfolio of clients ranging from retail companies to subcontractors.

JAMES F. MARSH, B.SC., M.B.A., Brig. Gen. (Ret'd) has been President and a director of Capital Reserve Canada Limited since its incorporation on December 8, 1999. Mr. Marsh is a retired construction executive and developer who spent several years in the commercial building industry as an architect. Mr. Marsh has been President and a director of 447017 B.C. Ltd., a private consulting company, since 1993, and a director of Buccaneer Recoveries Ltd., a private investment company, since May 15, 1996. He has served as a director of Templar Resources Corporation, a reporting company in the Province of British Columbia, Canada since October 21, 1994 and as its President since August 22, 1995. He has also served as President and a director of Texas T Resources Inc., a British Columbia reporting company trading on the CDNX exchange in Canada for the period from June, 1994 to June 23, 1998 and rejoined the Board of Directors on July 7, 2000 and continues to serve as a director. He is also the President of Texas T Petroleum Ltd. which is a 75% subsidiary of Texas T Resources Inc., and is the Secretary of Texas T Petroleum Inc., a wholly owned subsidiary of Texas T Resources Inc.

PAUL EUGEN NIEDERMAYR, Mr. Niedermayr has been the Chairman of the Board and a Director of Food and Culinary Technology Group Inc. since August 14, 2001 and a director of Fact Bread Company since November 5, 2001. Mr. Niedermayr has served as the Chief Executive Officer of Hunter Amenities International Ltd. since 1994. Hunter Amenities is one of the largest hotel amenity suppliers to the hospitality industry in North America. From 1992-1994, Mr. Niedermayr served as an independent consultant to the food and beverage industry specializing in the restructuring of companies with financial difficulties, specialized negotiations with suppliers and placement of service staff. Prior to that, Mr. Niedermayr held numerous senior positions with major Canadian distillers, such as Vice-Chairman of United Distillers Canada Inc., President and CEO of Schenley Canada Inc., and Vice-President, Corporate Development of Corby Distilleries Ltd. Mr. Niedermayr earned a Bachelor of Science and an MBA from McGill University.

JAMES THOMAS MURDOCH, Mr. Murdoch has been a Director of Food and Culinary Technology Group Inc. since August 14, 2001 and was appointed the Chief Executive Officer on August 15, 2001. He has been a director and Chief Executive Officer of Fact Bread Company Inc. since November 5, 2001. He has been the President of Tom Murdoch and Associates Inc., operating as Murdoch Market Development since 1988. Murdoch Market Development provides marketing expertise and marketing/distribution services across Canada for various clients within the food industry. He has worked in the food industry for the past 34 years as a supplier for product/packing development, with a particular focus on new product introductions, including regional launches of such brands as Old El Paso, Ragu, Twinnings, and Melitta. Mr. Murdoch was also largely responsible for the Canadian launch of Barber Foods resulting in the company achieving status as a market leader in the retail, food service and club sectors, as well as private labels: Loblaws, A & P, and Overwaitea.

STEVEN M. SCHECHTER, PhD., Dr. Schechter has been the Senior Vice President of Research and Development and a director of Food and Culinary Technology Group Inc. since December 1, 2001 and a director of Fact Bread Company Inc. since Novmber 5, 2001. Dr. Schechter has broad based experience as a Research and Development Manager in the food industry with expertise in new product development, regulatory compliance, strategic planning, quality assurance consumer testing, strategic alliance, and budget administration. Dr. Schechter has been instrumental in the development of 6 different U.S. patents and has received numerous professional awards and honours, including the Campbell's Souper Star Award in 1995, the General Foods Patent Award in 1983 and the General Foods President's Award in 1979 and 1983. From 2000 to 2001, Dr. Schechter served as Group Director of Food Development for Atkins Nutritionals of New York, New York. From 1998 to 2000, Dr. Schechter served as the Vice President of Product Development for MenuDirect of Piscataway, New Jersey. In 1997, Dr. Schechter was one of the principals that formed Superior Nutritional Corp. of Wilmington, Delaware. From 1989 to 1997, Dr. Schechter served in various positions for Campbell Soup Company including the Senior Program Manager of Soup Product Development. From 1975 to 1989, Dr. Schechter served as in various positions for General Foods Corporation, including Technical Supervisor for Commercial Technology, Maxwell House Division, Group Leader and Project Leader. Dr. Schechter received a Bachelor of Science degree in Chemistry from the City University of New York in 1975, a Masters of Science degree in Food Science/Chemistry from Rutgers University in 1978 and a Ph.D. in Food Science/Chemistry from Rutgers University in 1988.

SUSAN NIEDERMAYR, Ms. Niedermayr has been the President of Food and Culinary Technology Group Inc. since August 15, 2001 and the President of Fact Bread Company Inc. since November 5, 2002. Prior to joining FACT, Ms. Niedermayr was the Director of Sales and Marketing of Qualitech Inc., which develops, produces and brings to market patented/licensed nutraceutical ingredients. In her position she introduced world class functional foods and beverages to North America. Ms. Niedermayr was responsible for developing fully researched Annual Sales and Marketing Plans and also personally designed, developed and introduced 34 new products, including functional herbal waters, unique soy beverages and nutraceutical bars. From 1994 to 2000, Susan Niedermayr was an independent consultant in Europe and Canada to a variety of industries ranging from the Telecommunications and Fashion industries, to Marketing and the Food and Beverage industries. Her consulting services focused on general management and specializing in sales and marketing development. From 1988 to 1994, Ms. Niedermayr served in various positions for Pepsi Cola Canada Limited, including New Business Development Manager, Trade Development Manager and Senior Franchise Manager. From 1985 to 1988, Ms. Niedermayr served in various positions for Beatrice Canada including National Foodservice Manager, Sales and Product Manager and Product Manager.

Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form5/# of transactions
Jacqueline Danforth	President and Member of the Board of Directors	N/A	Late/2	N/A
W. Scott Lawler	Member of the Board of Directors	N/A	Late/4	Late/1

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information for the individuals who served as the senior executive officer of the Company during any portion of the last 3 fiscal years. No disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000. Accordingly, no other executive officers of the Company are included in the table.

ANNUAL COMPENSATION					LONG TERM COMPENSATION
					AWARDS		PAYOUTS
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen-sation	Restricted Stock Awards	Securities Under-lying Options/ SARS	LTIP Pay-outs	All Other Compen-sation
Jacqueline Danforth, President	2001	$20,625(1)	-0-	-0-	-0-	-0-	-0-	-0-
W. Scott Lawler, President	2001	$80,000(2)	-0-	-0-	-0-	-0-	-0-	-0-
W. Scott Lawler, President	2000	$50,000(3)	-0-	-0-	$116,065(4)	-0-	-0-	-0-
W. Scott Lawler, President	1999	-0-	-0-	-0-	-0-	-0-	-0-	$30,397(5)
Glen C. Loder, Chairman, President and Treasurer(6)	1999	-0-	-0-	$61,200	-0-	-0-	-0-	-0-

(1) Ms. Danforth's monthly compensation is presently accrued and will be paid at the direction of the Board of Directors.

(2) Mr. Lawler currently receives cash compensation for his services in the amount of $6,875 per month pursuant to a consulting contract. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

(3) Mr. Lawler received cash compensation for his services in the amount of $6,250 per month pursuant to a consulting contract. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

(4) The Company had agreed to issue to Mr. Lawler a monthly restricted stock award of 5,000 shares of common stock in exchange for his services as president and director. For the period ending December 31, 2000, Mr. Lawler earned 60,000 shares. The restricted stock awards terminated at the end of the fiscal year 2000.

(5) Mr. Lawler received this compensation in the form of 72,742 shares as follows: 57,742 as payment for legal fees of $28,897 earned in 1999 as outside legal counsel and 15,000 shares, valued at $0.10 per share, for the three months of monthly directors fees. Mr. Lawler devotes approximately one-half of his time to the Company pursuant to a written consulting agreement described in "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

(6) Pursuant to the Management Agreement between the Company and Glen C. Loder dated October 6, 1998. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

The Company does not pay non-officer directors for their services as such, nor does it pay any director's fees for attendance at meetings. Directors are reimbursed for any expenses incurred by them in their performance as directors.

OPTIONS

On February 3, 1999, the Company issued stock options to Ralph W. Newton and Patricia L. Newton to acquire up to 200,000 shares of The Company's common stock at a price of $0.25 per share on or before February 3, 2001. The options included standard anti-dilution rights which would cause the purchase price to be reduced as a result of the Company selling shares of common stock at a price lower than the purchase price of the shares issuable upon exercise of the options. Patricia L. Newton is the wife of Ralph W. Newton. The options were issued in connection with the Stock Purchase Agreement between the Newtons and Glen C. Loder, the President and CEO of the Company. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." The value of the options has not been included in the Executive Compensation Table, above, because there was no established value for the shares of common stock in 1999 since the Company's shares did not recommence trading on OTC/BB until February 4, 2000. Therefore, the value of the options is unknown as compensation for the fiscal year ended 1999. During the quarter ended December 31, 2000, the Company re-negotiated the terms of this option agreement. It was unclear from the original option agreement the effect of the anti-dilution provision. In exchange for a reduction of the exercise price to $0.13 per share, the parties agreed to the cancellation of 100,000 of the 200,000 options. The Newtons immediately exercised their right to purchase the remaining 100,000 options and paid the Company $13,000 for this exercise. The issuance of the 100,000 shares was approved on December 22, 2000.

STOCK OPTION AND STOCK AWARD PLANS

On March 5, 2000 the Company adopted an Stock Option and Stock Award Plan, which permitted the Board of Directors or a committee of directors to grant stock options or stock awards for a total of 500,000 shares to employees and consultants who provide bonafide services to the Company.

On March 23, 2000, stock awards totaling 500,000 shares were granted under the Plan. Mr. Lawler received 57,792 of such shares as payment for legal fees earned in fiscal year 1999 and 15,000 shares as compensation for serving as a director.

At the Company's Annual Shareholders Meeting held on March 21, 2001, the shareholders approved a new stock option plan under which The Company can issue shares to its employees, officers, directors and consultants at terms to be set by the Board. Subsequent thereto, the Board set the terms to be $1.00 per share, exercisable for up to five years from the date of grant for up to 1,000,000 shares. The Board of Directors, on September 10th, 2001, granted 650,000 shares under this Plan of which Ms. Danforth and Mr. Lawler received 200,000 shares each.

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 31, 2002, with respect to the beneficial ownership of Fact's common stock and Fact's Class C preferred stock and by each person known by Fact to be the beneficial owner of more than 5% of the outstanding common stock and the outstanding preferred stock, by each of Fact's officers and directors, and by the officers and directors of Fact as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.
TITLE OF CLASS	BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Class A Common	Ocean Exploration Ltd.(2) 25 Regent St., Belize City, Belize	777,834 Class A common shares (3)	Class A - 11.2%

Class A Common	Caribbean Overseas Investments Ltd. 25 Regent St., Belize City, Belize	925,892 Class A common shares (4)	Class A - 13.4%

Class A Common	Bahamian Overseas Investment Fund Sociedad (5) Nassau, Bahamas	937,666 Class A common shares (6)	Class A - 13.4%

Class A Common	Buccaneer Holdings Inc.(7), P.O. Box 1678, Belize, Central America	1,008,270 Class A common shares (8)	Class A - 14.6%

	Sharon Patmore, director of Fact Corporation, #11, 1861 Beach Avenue, Vancouver, B.C., V6G 1Z1 Canada	0	0

	Roy Philipose, Secretary of Fact Corporation c/o 1530-9th Ave S.E. Calgary, Alberta, Canada T2G OT7	0	0

Class A Common Class C Common

W. Scott Lawler, director of Fact Corporation, director of Capital Reserve Canada Limited, director of Food and Culinary Technology Group, Inc., director of Fact Bread Company Inc. and Secretary and a director of Wall Street Investment Corp.
c/o 1530-9th Ave S.E.
Calgary, Alberta, Canada T2G OT7

		427,842 Class A common shares held directly (9) 1,200,000 Class C common shares held in the name of International Securities Group Inc. (10)	Class A - 6.2% Class C- 60.0%

Class A Common	James F. Marsh, President and director of Capital Reserve Canada Limited, (11) c/o 1530-9th Ave S.E. Calgary, Alberta, Canada T2G OT7	619,488 Class A common shares; 119,488 held in the name of 447017 B.C. Ltd. (12) and 500,000 Class A common shares held in the name of Texas T Petroleum Ltd.	Common - 9.0%

Class A Common

 Jacqueline R. Danforth, President and director of Fact Corporation; director and secretary of Food and Culinary Technology Group, Inc., director of Fact Bread Company Inc., and President and director of Wall Street Investment Corp (13)
c/o 1530-9th Ave S.E.
Calgary, Alberta, Canada T2G OT7

 1,445,184 Class A common shares, 201,000 Class A common shares held directly; (14) 427,134 held in the name of Argonaut Management Group Inc.; 817,050 Class A common shares held in the name of Stone Canyon Resources Ltd.

Class A - 20.9%

Class C Common	J. Thomas Murdoch, CEO and director of Food and Culinary Technology Group Inc., CEO and director of Fact Bread Company Inc. 1928 Connaught Avenue Halifax, Nova Scotia B3H 4E1	265,000 Class C common shares held indirectly in the name of TM American Holdings Ltd. (15)	Class C- 13.2%

Class C Common	Susan Niedermayr, President of Food and Culinary Technology Group Inc., and President of Fact Bread Company Inc. 602 Merton Street Toronto, Ontario M4S 1B3	165,000 Class C common shares held in the name of SN Global Investments Inc. (16)	Class C - 8.3%

Class C Common	Paul Eugen Niedermayr, director of Food and Culinary Technology Group Inc., and director of Fact Bread Company Inc., 1042 Rednersville Road, Belleville, Ontario K8N 4Z1	105,000 Class C common shares held indirectly in the name of Gallus Importations Inc. (17)	Class C - 5.3%

Class C Common	Steven Schechter, Vice President and director of Food and Culinary Technology Group Inc., and Vice President and director of Fact Bread Company Inc., 22 Kensington Drive Manalapan, New Jersey 07726	25,000 Class C common shares held directly.	Class C- 1.3%

Class A Common Class C Common	All Officers and Directors as a group	2,492,514 Class A common shares 2,000,000 Class C common shares	Class A - 36.03% Class C - 100%

(1)Based on 6,917,568 shares of Class A common stock and 2,000,000 shares of Class C common stock outstanding.

(2) Ocean Exploration Ltd.'s beneficial owners are James Tippe and Blue Hole Investments Ltd.

(3) Includes 381,007 warrants for Class A common shares.

(4) Includes 320,000 warrants for Class A common shares.

(5) Bahamian Overseas Investment Fund Sociedad beneficial owner is John King.

(6) Includes 235,000 warrants for Class A common shares.

(7) Buccaneer Holdings Inc.'s beneficial owners are Walter Brown, Al Brown, Berta Tillman, Alfonso Sevasey, Renegade Recreational Rentals, Inc., Dorothy Vasquez, Rupert Flowers, Gerald Jones and Yvette Burks.

(8) Includes 200,000 warrants for Class A common shares.

(9) Includes 6,000 Class A common shares held by Mr. Lawler's son - Nate Lawler; includes 200,000 Class A incentive stock options.

(10) Mr. Lawler is the beneficial owner of International Securities Group Inc.

(11) Mr. Marsh is the beneficial owner of 447017 B.C. Ltd. and is a director and officer and has a trading authority for the 500,000 Class A shares held by Texas T Petroleum Ltd.

(12) Includes 59,744 warrants for Class A common shares.

(13) Ms. Danforth is the beneficial owner of Argonaut Management Group Inc. and has the trading authority for the 817,050 Class A shares held by Stone Canyon Resources Ltd. in her capacity as sole director and officer.

(14) Includes 200,000 warrants for Class A common shares.

(15) Mr. Murdoch is the controlling shareholder of TM American Holdings Ltd.

(16) Ms. Niedermayr is the beneficial owner of S.N. Global Investments Inc.

(17) Mr. Niedermayr is the beneficial owner of Gallus Importations Inc.

CHANGES OF CONTROL

As discussed further in "ITEM 1. DESCRIPTION OF BUSINESS", the Company entered into and closed a Share Exchange Agreement whereby it acquired all of the issued and outstanding shares FACT Group, in exchange for 2,000,000 shares of the Company's Class C common stock. These shares are convertible into shares of the Company's Class A common stock upon the event of FACT achieving sales of $9,000,000, holders of the Class C common stock may convert one-third of their stockholdings; each share of Class C common stock being convertible into six shares of Class A common stock. Holders may convert a further one-third of the Class C common stock upon FACT achieving cumulative sales of $27,500,000 and they may convert the final one-third of the Class C common stock upon FACT achieving cumulative sales of $56,150,000. If all of the 3 sales requirements are met, then the 2,000,000 shares would be converted into 12 million shares of Class A common stock. Such conversion would cause a change in control of the company as the total number of issued and outstanding shares from its present amount of 6,917,568 Class A common shares to nearly 20 million Class A common shares and 60% of such total would be held 8 shareholders. The largest holder of the Class C shares is International Securities Group, Inc., whose sole shareholder is Mr. W. Scott Lawler who is also a member of the Board of Directors of the Corporation and FACT Group. International Securities Group, Inc. holds 1,200,000 Class C shares. The second largest holder of the Class C shares is TMAmerican Holdings Ltd., with 265,000 shares, whose controlling shareholder is Mr. Thomas Murdoch, who is the CEO and a member of the Board of Directors of FACT Group. FACT Group's Chairman of the Board, Mr. Paul Niedermayr, and FACT Group's President, Susan Nidermayr, hold 105,000 and 165,000 shares of the Class C common stock, respectively. Mr. Niedermayr is Ms. Niedermayr's father.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective October, 6, 1998, the Company entered into a Management Agreement with Glen C. Loder, an officer and director of the Company, pursuant to which Mr. Loder had agreed to serve as President and Chairman of the Board of Directors. The Company paid Mr. Loder a consulting fee of $5,000 per month in exchange for his services, plus reimbursement of reasonable expenses. During 1999 but prior to his death in October 1999, Mr. Loder was paid $61,200 for consulting fees (of which $11,200 was advanced prior to being earned and was written-off by the Company as a result of Mr. Loder's passing). Mr. Loder was also reimbursed $11,628.70 for entertainment expenses, miscellaneous items and other administrative costs.

As of April 24, 2000, the Company entered into a Consulting Agreement with Mr. W. Scott Lawler, who was at that time its President and a member of its Board of Directors, pursuant to which Mr. Lawler agreed to relocate to Calgary, Alberta, Canada, to work at the Company's facilities in Calgary and devote more substantial time to the operations of the Company. The term of the Consulting Agreement is 2 years, with an option on Mr. Lawler's part to extend for 1 additional year. Mr. Lawler will receive an annual salary of $75,000.00, plus stock options (at terms yet to be determined) and automatic annual salary increases of 15%. As a further inducement to Mr. Lawler to move to Calgary on the Company's behalf, the Company purchased a home for Mr. Lawler's personal use. The purchase price of the home was $541,241. The Company assumed a variable interest rate mortgage from Alberta Treasury Branch in the amount of $384,554 amortized over 25 years. On May 1, 2005, the loan can either be repaid or renewed with the interest rate converted to the then prevailing rate. The monthly payments of principal and interest are $2,636, which Mr. Lawler is obligated to make, along with all payments for property taxes, property insurance and maintenance. Title to such property is in the name of the Company. Mr. Lawler provided funds to the Company in the amount of $167,842 to pay for the down payment and all closing costs associated with the purchase. The funds were provided in the form of a subscription for shares of the Company's Class A common stock at the purchase price of $1.00 per share. The shares were issued pursuant to the exemption from registration found in Rule 506 promulgated by the SEC under the Securities Act of 1933. The net proceeds to the Company realized from this offering was $167,842, as this offering was made without the use of any agent or salesman and was conducted without any costs, commissions or finders' fees. If Mr. Lawler's Consulting Agreement expires or is terminated, Mr. Lawler will have the option to purchase the property by assuming the mortgage and returning to the Company 167,842 shares of its Class A Common Stock. Such purchase must be completed within 120 days of termination of the Consulting Agreement. If Mr. Lawler does not exercise his option to purchase the property, the Company will be obligated for the mortgage payments and other costs associated with this property. If and when the property is sold, the Company will receive any and all gains (and/or losses) from such sale, less the cost of any pre-approved improvements to the property paid for by Mr. Lawler. However, Mr. Lawler has the option of acquiring title to the property (and thus all resulting gains or losses) by: (a) assuming or paying off the Company's mortgage; and (b) surrendering to the Company the 167,842 shares of Class A common stock obtained from the Company in a private placement.

During the fiscal year ended December 2000 the Company provided funds in the form of a loan in the amount of $293,500 to Ocean Exploration Ltd., a Belize corporation, and greater than 5% shareholder. The loan is secured by the assignment of a convertible debenture over the assets of a public reporting Alberta corporation. The loan earns interest at a rate of prime plus 2% and is payable on demand. At December 31, 2001 an amount totaling $178,755 (including interest) remained due to the Company.

During the fiscal year ended December 31, 2000 Caribbean Overseas Investments Limited, a Belize corporation, and greater than 5% shareholder, provided funds totaling $208,240 to the Company as general working capital in the form of a loan. The loan bears interest at a rate of prime plus 2% and is due and payable within 12 months. At December 31, 2001 an amount totaling $231,999 (including interest) remained due and payable.

On November 20, 2001, the Company entered into an agreement with Food and Culinary Technology Group, Inc. ("Fact Group") to acquire all of the issued and outstanding shares of Fact Group in exchange for 2,000,000 shares of the Class C common stock of the Company. International Securities Group Inc. is a 60% shareholder of Fact Group. Mr. W. Scott Lawler, a director of the Company is the sole shareholder and beneficial owner of International Securities Group Inc.

On December 20, 2001 as part of a Purchase and Sale Agreement by and between the Company, Texas T Petroleum Ltd. (a Company which shares a common director with Company and a common director with one of the Company's subsidiaries) and various other unrelated third parties, Texas T Petroleum Ltd. acquired 500,000 shares of common stock of the Company, the acquisition of which resulted in Texas T Petroleum Ltd. becoming a greater than 5% shareholder.

During the fiscal year ended December 31, 2001 Ultimate Resort Destinations Inc., a Nevada corporation which shares a common officer and director with the Company, Ms. Jacqueline Danforth, provided funds totaling $211,115 in the form of a mortgage to the Company in respect of renovations made to certain of the Company's real property. The mortgage is secured by the real property and bears interest at a rate of 10% and is due and payable April 11, 2002. At December 31, 2001 an amount totaling $224,327 (including interest) remained due and payable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:
REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990
3.2	Amended Bylaws	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994
3.3	Articles of Incorporation, as amended	Filed herewith
10.1	Management Agreement with Mr. Loder	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998
10.2	Lease Agreement dated January 15, 2000 by and between Capital Reserve Canada Limited and 319835 Alberta Ltd.	Incorporated by reference to Exhibit 10.14 previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
10.3	Purchase and Sale Agreement dated March 1, 2000 by and between Capital Reserve Canada Limited and Stone Canyon Resources Limited	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
10.4	Consulting Agreement dated April 24, 2000 by and between Capital Reserve Corporation and W. Scott Lawler	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.
10.5	Share Exchange Agreement dated November 20, 2001 by and between Capital Reserve Corporation, Food and Culinary Technology Group, Inc. and	Filed herewith
10.6	Lease and Option to Purchase Agreement dated by and between Capital Reserve Corporation and 5 Crowns Investment Corp.	Filed herewith

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report.

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACT CORPORATION

By:/s/ Jacqueline R. Danforth
Name: Jacqueline R. Danforth
Title: President. Principal Executive, Financial and Accounting Officer
Date: April 15, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:/s/ Jacqueline R. Danforth
Name: Jacqueline R. Danforth
Title: President and Board of Directors
Date: April 15, 2002

 By:/s/ W. Scott Lawler
Name: W. Scott Lawler
Title: Board of Directors
Date: April 15, 2002

By:/s/ Sharon Patmore
Name: Sharon Patmore
Title: Board of Directors
Date: April 15, 2002