Form 10QSB
period 2002-03-31
FACT CORP
filed 2002-05-14
CIK 707674

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-17232

FACT CORPORATION
(Exact name of small business issuer as specified in its charter)

COLORADO	84-0888594
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1530 9th Ave S.E.,
Calgary, Alberta Canada T2G 0T7
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

Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the las practicable date:

6,917,568 shares of Class A common stock, no par value, as of May 10, 2002
2,000,000 shares of Class C common stock, no par value, as of May 10, 2002

Transitional Small Business Disclosure Format (check one): Yes No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.
Page
Unaudited Consolidated Financial Statements
Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Statements of Stockholders' Equity	6 to 7
Notes to Unaudited Consolidated Financial Statements	8 to 10

FACT CORPORATION (formerly Capital Reserve Corporation)
Consolidated Balance Sheets (Unaudited)
	March 31, 2002	December 31, 2001
		Restated (Note 1)
ASSETS
Current Assets
Cash	$9,991	$30,590
Accounts receivable	45,987	38,578
Loans receivable (related party)	195,769	178,756
Prepaid expenses and Deposits	11,364	12,233
Total Current Assets	263,111	260,157

Investment in Texas T Companies	403,578	476,259

Property and Equipment
Intellectual property	2,540,000	2,540,000
Oil & gas leases (net of accumulated depletion of $8,972)	96,871	95,000
Real Property (net of accumulated depreciation of $102,515 in 2002 and $86,402 in 2001)	2,256,886	2,279,019
Office equipment and computers (net of accumulated depreciation of $16,849 for 2002 and $14,018 in 2001)	32,826	34,956
Total Property and Equipment	4,926,583	4,948,975
Total Assets	$5,593,272	$5,685,391

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$154,723	$152,464
Accounts payable, acquisition	2,000,000	2,000,000
Accrued expenses	124,190	59,546
Advances Payable (related parties)	759,607	577,722
Loan payable	144,233	163,462
Current portion of long-term debt	45,640	41,633
Total Current Liabilities	3,228,393	2,994,827

Future Site Restoration	877	565
Long-Term Debt	1,250,684	1,269,516
Total Liabilities	$4,479,954	$4,264,908

Commitments and contingencies

Stockholders' Equity
Class A Common Stock - authorized 100,000,000 shares of no par value; 6,917,568 issued and outstanding for 2002	6,168,838	6,217,571
Class C stock - authorized 2,000,000 shares of no par value; 2,000,000 issued and outstanding for 2002	540,000	540,000
Class A Common stock warrants	338,039	338,039
Investors deposits	1,275	--
Accumulated deficit	(5,799,162)	(5,558,761)
Accumulated other comprehensive (loss)	(135,672)	(116,366)
Total Stockholders' Equity	1,113,318	1,420,483
Total Liabilities and Stockholders' Equity	$5,593,272	$5,685,391

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION (formerly Capital Reserve Corporation)
Consolidated Statements of Operations (Unaudited)
	Three months ended
	March 31, 2002	March 31, 2001 Restated (Note 1)

Revenues
Petroleum & natural gas (net of royalties)	$10,176	$57,742
Rental income	65,221	61,654
	75,397	119,396

Costs and Expenses
Petroleum & natural gas related costs (including depletion)	15,390	29,108
Legal	20,625	18,750
Consulting fees	138,085	30,745
Directors fees	--	10,310
Depreciation and amortization	19,352	15,611
Other Administrative expenses	89,631	27,910
	283,083	132,434

(Loss) from operations	(207,686)	(13,038)

Other income and expenses
Other Income	878	--
Equity in Texas T Petroleum Ltd	(4,712)	(647)
Interest income	2,534	6,951
Interest expense	(31,415)	(33,917)
	(32,715)	(27,613)

Provision for income taxes	--	--

Net (Loss)	$(240,401)	$(40,651)

Net (Loss) per Common Share	$(0.034)	$(0.006)

Weighted Average Number of Common Shares Used in Calculation	6,917,568	6,864,235

Other comprehensive income
Net loss	$(240,401)	$(40,651)
Foreign exchange (loss)	(2,403)	76,019
Unrealized (loss) on marketable securities	(16,903)	--
Total other comprehensive income	$(259,707)	$35,368

 The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION (formerly Capital Reserve Corporation)
Consolidated Statements of Cash Flows (Unaudited)
	Three months ended
	March 31, 2002	March 31, 2001 Restated (Note 1)
Cash From Operating Activities:
(Loss) from continuing operations	$(240,401)	$(40,651)
Reconciling adjustments
Depreciation and amortization	34,063	33,792
Equity in Texas T Petroleum Ltd	4,712	647
Changes in operating assets and liabilities
Accounts receivable	(7,409)	(47,222)
Prepaid expenses and deposits	869	(21,617)
Accounts payable and accrued expenses	66,903	2,213
Net Cash Flows From Operating Activities	(141,263)	(72,838)

Cash From Investing Activities:
Acquisition of oil and gas properties	(10,843)	--
Acquisition of property and equipment	(517)	(5,194)
Investment in Texas T Companies	--	6,400
Proceeds from (payments to) loans receivable	(17,013)	85,022
Net Cash Flows From Investing Activities	(28,373)	86,228

Cash From Financing Activities:
Loans payable	(19,229)	(9,600)
Repayment of long term debt	(14,825)	(79,153)
Proceeds from advances payable	181,885	999
Sales of common stock (net of offering costs)	1,275	--
Capital contribution by an officer	2,139	--
Net Cash Flows From Financing Activities	151,245	(87,754)

Foreign exchange (loss)	(2,208)	76,019
Net change in cash and cash equivalents	(20,599)	1,655
Cash at beginning of period	30,590	20,909

Cash at end of period	$9,991	$22,564
Supplemental disclosure of cash flow information:

Interest paid	$18,991	$25,906
Income taxes paid	$--	$--

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION (formerly Capital Reserve Corporation)
Consolidated Statements of Shareholder's Equity (Unaudited)
	Class A Common Stock		Class C Stock		Warrants		Investors	Accumulated	Accumulated Other Comprehensive	Total Shareholders
	Shares	Amount	Shares	Amount	Shares	Amount	deposits	Deficit	Income (loss)	Equity
Balance at December 31, 2000 (Restated)	6,864,235	$6,128,671	--	$--	1,698,090	$323,680		$(4,011,907)	$(4,714)	$2,435,730
Acquisition of Food and Culinary Technology Inc.	--	--	2,000,000	540,000	--	--		--	--	540,000
Sales of Common Stock	53,333	25,641	--	--	53,333	14,359		--	--	40,000
Value of stock options issued to consultant	--	57,045	--	--	--	--		--	--	57,045
Capital Contribution by officer	--	6,214	--	--	--	--		--	--	6,214
Net loss for the year	--	--	--	--	--	--		(1,546,854)	--	(1,546,854)
Foreign exchange (loss)	--	--	--	--	--	--		--	(103,178)	(103,178)
Unrealized (loss) on marketable securities	--	--	--	--	--	--		--	(8,474)	(8,474)

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION (formerly Capital Reserve Corporation)
Consolidated Statements of Shareholder's Equity (Unaudited)
	Class A Common Stock		Class C Stock		Warrants		Investors	Accumulated	Accumulated Other Comprehensive	Total Shareholders
	Shares	Amount	Shares	Amount	Shares	Amount	deposits	Deficit	Income (loss)	Equity
Balance at December 31, 2001	6,917,568	$6,217,571	2,000,000	$540,000	1,751,423	$338,039		$(5,558,761)	$(116,366)	$1,420,483
Investors deposits	--	--	--	--	--	--	1,275	--	--	1,275
Capital Contribution by Officer	--	2,139	--	--	--	--	--	--	--	2,139
Net Loss for the Quarter	--	--	--	--	--	--	--	(240,401)	--	(240,401)
Foreign Exchange Loss	--	--	--	--	--	--	--	--	(2,403)	(2,403)
Elimination of shares of FACT Corporation held by Texas T Petroleum Ltd	(80,750)	(50,872)	--	--	--	--	--	--	--	(50,872)
Unrealized Loss on Marketable Securities	--	--	--	--	--	--	--	--	(16,903)	(16,903)
	6,836,818	$6,168,838	2,000,000	$540,000	1,753,123	$338,039	$1,275	$(5,799,162)	$(135,672)	$1,113,318

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION (formerly Capital Reserve Corporation)
Notes to the Unaudited Financial Statements
March 31, 2002

Note 1 - Management's Statement

The financial statements included herein have been prepared by FACT Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2001, audited financial statements and the accompanying notes included in the Annual Report Form 10-KSB. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

The financial statements for prior periods have been re-stated to reflect the change in the accounting treatment of the investment in Texas T Petroleum Ltd. to the equity method, see Note 4.

Note 2 - Summary of Significant Accounting Policies

Organization and Operations

The Company was incorporated under the laws of the State of Colorado on August 3, 1982 for the purpose of operating as a financial services holding company. In 1997, the company formed a wholly-owned subsidiary, Wall Street Investments Corp., a Colorado corporation, ("WSIC"). In December 1999, the Company formed a wholly owned subsidiary, Capital Reserve Canada Limited, an Alberta corporation, ("Capital Canada"), to locate and acquire producing oil and gas assets in Canada. On November 7, 2001 the Company entered into a Share Exchange Agreement with the shareholders of Food and Culinary Technology Group Inc., a Nevada corporation, ("FACT"), whereby all of the issued and outstanding shares of FACT were exchanged for 2,000,000 shares of the Company's Class C common stock.

At this time, the Company has three wholly owned subsidiaries, WSIC, Capital Canada and FACT. FACT Bread Company Inc., a Nevada corporation, was incorporated in November 2001 and is a wholly owned subsidiary of FACT.

The company owns and leases real property in the City of Calgary, Alberta, Canada. The company also owns interests in producing oil and gas properties located in Alberta, Canada and leases in Montana, United States. The Company entered the functional food industry in November 2001 with the acquisition of FACT. At this time, the Company has not begun operations in this industry, and expenses were limited to those incurred in the pursuit of commercial licensing contracts for FACT's existing line of functional food formulations.

FACT CORPORATION (formerly Capital Reserve Corporation)
Notes to the Unaudited Financial Statements
March 31, 2002

Note 3 - Advances Payable (related parties)

Advances Payable outstanding are advances from various related parties that have the following terms:
Repayment terms	Interest rate	March 31, 2002	December 31, 2001
Within 12 months	US prime + 1%	$113,510	$81,582
Within 12 months	Bank of America prime +2%	51,130	20,195
Within 12 months	10%	315,365	229,541
Demand	Bank of Canada prime + 2%	142,756	141,214
Demand	US prime + 2%	136,846	105,190
		$759,607	$577,722

All advances are unsecured, with the exception of an advance included in the amounts above having a balance of $229,915, bearing interest at 10% p.a. and due and payable on April 11, 2002, which is secured by a mortgage over one of the Company's commercial properties.

Note 4 - Purchase and Sale Agreement (Heavy Oil Technology) and Investment in Texas T Petroleum Ltd.

On March 8, 2002 the Company completed a Purchase and Sale Agreement (the "Agreement") in conjunction with Texas T Petroleum Ltd. ("Petroleum") and certain other third parties whereby Petroleum agreed to sell its primary asset, a 50% interest in a heavy oil upgrading technology ("CPJ"), to a third party in consideration for shares of the third party's common stock. As a result of the Agreement, a contingent liability assumed by the Company in September 2000, arising from an obligation to provide certain additional consideration to the inventor of CPJ, was assumed by a third party with no further obligation to the Company.

Under the terms of the Agreement, certain third parties agreed to return their shareholdings in Petroleum to the treasury for cancellation, increasing the Company's percentage ownership of Petroleum from 13.9% to 16.2%. Taking into consideration the Company's indirect interest in Petroleum through ownership of a 9% interest in Texas T Resources Inc., a publicly traded Alberta corporation, ("Resources"), and the controlling shareholder of Petroleum, as well as other factors, the Company has determined that it has significant influence over Petroleum sufficient to cause it to begin accounting for its investment in Petroleum using the equity method.

In accordance with APB 18, the investment in Petroleum, results of operations and accumulated deficit have been retroactively adjusted for all periods presented. For March 31, 2001 the net loss for the quarter changed from $36,015 to $35,368. The investment was previously determined to be impaired at December 31, 2001 and the amount of the impairment was changed from $679,737 to $573,723. For December 31, 2001 the investment in Petroleum was unchanged, accumulated deficit was unchanged, and net loss for the year was unchanged.

FACT CORPORATION (formerly Capital Reserve Corporation)
Notes to the Unaudited Financial Statements
March 31, 2002

Note 5 - Investment in Texas T Companies (Texas T Resources Inc and Texas T Petroleum Ltd)

In accordance with the Statement of Financial Accounting Standards No. 115 (SFAS 115), investments and securities may be classified as (1) Securities held-to-maturity, (2) Trading Securities or (3) Securities available for sale. The Company considers these securities to be Securities available for sale, and, in accordance with SFAS 115, they are valued at fair value with unrealized gains or losses recorded in stockholders' equity.

As of December 31, 2001 and March 31, 2002 the Company owns 1,347,748 units (each unit comprised of one common share and one share purchase warrant entitling the Company to purchase one additional common share at $0.0880 for a period of two years form the date of issue) of Resources which has been recorded at $76,259 and $59,162 respectively based on the quoted market price of the stock at those dates.

As of December 31, 2001 and March 31, 2002, the Company owns 306,101 common shares and a warrant to acquire an additional 200,000 common shares of Petroleum. As explained in Note 4, the company accounts for this investment under the equity method. This interest has been recorded at $400,000 and $344,416 at of December 31, 2001 and March 31, 2002 respectively.

Aggregate fair value for these securities is $476,259 at December 31, 2001 and $403,578 at March 31, 2002. Unrecognized holding losses are $8,474 at December 31, 2001 and $25,377 at March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain information in this report, including the following discussion, may include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The Company intends the disclosure in these sections and throughout this report on Form 10-QSB to be covered by the safe harbor provisions for forward-looking statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans, and the outcome of any contingencies are forward-looking statements. These statements can sometimes by identified by the Company's use of words such as "may", "believe", "plan", "will", "anticipate", "estimate", "expect", "intend", and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

Plan of Operation

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company does generate both rental income and income from producing oil and gas properties on a monthly basis, these proceeds are not sufficient to meet the Company's current monthly overhead, which includes the on-going business of two operational subsidiaries. The Company will require approximately $1.96 million to cover its anticipated overhead and operational needs for the upcoming twelve month period ending March 31, 2003. Revenues generated from existing operations for the twelve month period ended March 31, 2003 are expected to offset operational overhead by approximately $285,000, and the Company has projected net revenues of $1.2 million from its functional food business during the upcoming twelve months, commencing in the third quarter of the current fiscal year. While the Company has projected revenues from its functional foods operations of approximately $1.2 million for the twelve months ended March 31, 2003, there is no guarantee these projections will be achieved or that any revenue will be generated from operations in the functional food business during this fiscal year. Therefore, the Company may be required to raise approximately $1.675 million to meet its projected costs through upcoming twelve months. The Company expects that it will be able to obtain additional equity and/or debt financing to meet this need, and anticipates there will be additional costs and expenses associated with such measures, the amounts of which are presently unknown.

Results of Operations

Comparison of quarters ended March 31, 2002 and 2001

For the three month periods ended March 31, 2002 and March 31, 2001 the Company incurred losses of $240,401 and $40,651 respectively.

For the three month period ended March 31, 2002 the losses increased significantly as compared to the same three month period ended March 31, 2001 as a result of an increase in consulting fees of $107,340 and an increase in administrative expenditures of $61,721. These increased costs occurred primarily as a result of the acquisition in November 2001 of Food and Culinary Technology Group Inc., a Nevada corporation intending to operate in the functional foods business, and the ongoing operations of that subsidiary. Additionally the Company expects consulting fees and administrative expenses incurred during the current fiscal year to remain substantially increased over figures reported for comparative periods from the fiscal year ended December 31, 2001 as a result of the continuing operations of Food and Culinary Technology Group Inc.

Revenues to offset operating expenses decreased over the comparative periods ended March 31, 2002 and 2001 by approximately 40% to $75,397 from $119,396. Over the comparative periods ended March 31, 2002 and 2001 respectively, the Company experienced a reduction in revenues from oil and gas operations of over 80% to $10,176 from $57,742. This decline in revenues is primarily the result of substantially decreased prices per BOE received by the Company on production volume. Rental income remained relatively constant over the comparative periods. The Company expects to see revenues increase during the current fiscal year upon commencement of operations of Food and Culinary Technology Group Inc. through the licensing of functional formulations to industry clients.

During the fiscal year ended December 31, 2001 there were certain extraordinary expenses recorded which substantially increased the operating loss for the year. There have been no such similar events during the quarter ended March 31, 2002.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of March 31, 2002, the Company had negative working capital of $2,965,282 and Stockholders' Equity of $1,113,318 compared with negative working capital of $2,734,670 and Stockholders' Equity of $1,420,483 as of December 31, 2001. As at March 31, 2001 the Company had negative working capital of $129,708 and Stockholders' Equity of $2,471,099. The reduction to working capital and Stockholders' Equity at March 31, 2002, as compared to the figures reported for the fiscal year ended December 31, 2001 is primarily the result of losses from operations incurred during the quarter. Financing activities during the quarter resulted in an increase to advances payable of $181,885 from figures reported at the year ended December 31, 2001. Additionally accrued expenses included in current liabilities at March 31, 2002 increased by $64,644 as compared to figures reported as at December 31, 2001. Accounts payable reported at March 31, 2002 remained relatively constant with figures reported as at the fiscal year ended December 31, 2001. The substantial reduction to working capital and Stockholders' Equity for the comparative periods ended March 31, 2002 and 2001 is for the most part the result of the acquisition of certain real estate assets and a second operating subsidiary, Food and Culinary Technology Group Inc. subsequent to the quarter ended March 31, 2001, which greatly increased the Company's current liabilities. Additionally, the majority of the Company's financing activities subsequent to March 31, 2001 have been by way of loans and advances from certain related parties as opposed to the completion of further equity financings.

The Company was unable to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements for the period ended March 31, 2002.

Liquidity

The Company will require up to $8.0 million over the next three years to fully implement our business plan, which includes significant marketing efforts, the continued development and refinement of functional food formulations, a consumer awareness and public relations campaign, development, manufacturing and distribution of a line of our own master brand food and beverage products under a master brand, expanded management resources and support staff, and other day to day operational activities. To the date of this Report the Company has been successful in raising funds required to meet our existing shortfall for the funding of our operations. Funds have been raised through private loans, equity financing and conventional bank debt. The Company anticipates revenues generated from its functional food business commencing 2002 will greatly reduce the requirement for additional funding; however, we cannot be certain the Company will be successful in achieving revenues from those operations. Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Sources of Working Capital

During the three month period ended March 31, 2002 and the Company's primary sources of working capital have come from revenues generated from our commercial rental properties and the net proceeds from private loans in the amount of $181,885, bearing interest at various rates and due and payable within the next twelve months

The Company is actively pursuing the divestiture of its real estate and oil and gas properties, as well as the marketable and non-marketable securities. Additionally the Company, through its wholly owned subsidiary, Food and Culinary Technology Group Inc., is working to finalize and enter into certain licensing agreements presently under negotiation for the provision of functional food products to clients established in the food industry and the launching of functional food products with these licensees which will generate cash flow, projected to commence in third quarter of fiscal 2002. The Company expects these efforts, if successful, will provide the Company with additional cash resources to advance the fulfillment of our stated objectives.

Material Commitments for Capital Expenditures

Prior to its acquisition by the Company, Food and Culinary Technology Group Inc. had entered into an agreement to acquire certain intellectual property, formulas, patent rights and other intangible assets owned by F.A.C.T. Group LLC, a New Jersey limited liability company, for $2,000,000 to be paid in cash pursuant to terms described as follows. The payment of the cash consideration is based upon Food and Culinary Technology Group Inc. receiving certain capitalization from the Company. A payment of $40,000 is to be made to F.A.C.T. Group LLC upon funding to Food and Culinary Technology Group Inc. of $500,000. Upon further funding of $2.5 million, for total cumulative funding of $3.0 Million, a further $60,000 will be paid to F.A.C.T. Group LLC. Additionally, royalty payments on the sales of products will be paid until a total of $2,000,000 is received by F.A.C.T. Group LLC. The $2,000,000 has been recorded as an accounts payable in the Company's financial statements included herein.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

The Company will be holding an Annual General Meeting of Shareholders on May 29, 2002 at the business offices of the Corporation at 1530 9th Avenue S.E., in the City of Calgary, in the Province of Alberta, at the hour of 1:00 o'clock in the afternoon. Shareholders of record as of the 26th day of April, 2002 will be entitled to vote at the meeting. The Corporation is not soliciting proxies in connection with this meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits and Index of Exhibits - see Exhibit Index below

b. Reports on Form 8-K:

The Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated February 8, 2002, to disclose under Item 5 thereof the change of its name from Capital Reserve Corporation to FACT Corporation.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACT CORPORATION

Date: May 13, 2002

By:/s/ Jacqueline Danforth
Name: Jacqueline Danforth
Title: President and Director.

REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990
3.2	Amended Bylaws	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994
3.3	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Fact Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001
10.1	Management Agreement with Mr. Loder	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998
10.2	Lease Agreement dated January 15, 2000 by and between Capital Reserve Canada Limited and 319835 Alberta Ltd.	Incorporated by reference to Exhibit 10.14 previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
10.3	Purchase and Sale Agreement dated March 1, 2000 by and between Capital Reserve Canada Limited and Stone Canyon Resources Limited	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
10.4	Consulting Agreement dated April 24, 2000 by and between Capital Reserve Corporation and W. Scott Lawler	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.
10.5	Share Exchange Agreement dated November 20, 2001 by and between Capital Reserve Corporation, Food and Culinary Technology Group, Inc. and	Incorporated by reference to the Exhibits previously filed with Fact Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001
10.6	Lease and Option to Purchase Agreement dated by and between Capital Reserve Corporation and 5 Crowns Investment Corp.	Incorporated by reference to the Exhibits previously filed with Fact Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001