Form 10QSB
period 2002-06-30
FACT CORP
filed 2002-08-19
CIK 707674

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2002

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

Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the las practicable date:

7,219,268 shares of Class A common stock, no par value, as of July 31, 2002
2,000,000 shares of Class C common stock, no par value, as of July 31, 2002

Transitional Small Business Disclosure Format (check one): Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.
Page
Unaudited Consolidated Financial Statements
Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Statements of Stockholders' Equity	6 to 7
Notes to Unaudited Consolidated Financial Statements	8 to 10

FACT CORPORATION (formerly Capital Reserve Corporation)
Consolidated Balance Sheets

	June 30, 2002	December 31, 2001
	(Unaudited)	Restated (Note 1)
ASSETS
Current Assets
Cash	$5,758	$30,590
Accounts receivable	15,110	38,578
Loans receivable (related party)	145,871	178,756
Prepaid expenses and Deposits	158,951	12,233
Total Current Assets	325,690	260,157

Investment in Texas T Companies	313,590	476,259

Property and Equipment
Intellectual property	2,540,000	2,540,000
Oil & gas leases (net of accumulated depletion of $16,987)	89,019	95,000
Real Property (net of accumulated depreciation of $126,964 in 2002 and $86,402 in 2001)	2,351,330	2,279,019
Office equipment and computers (net of accumulated depreciation of $20,703 for 2002 and $14,018 in 2001)	31,433	34,956
Total Property and Equipment	5,011,782	4,948,975
Total Assets	$5,651,062	$5,685,391

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$215,754	$152,464
Acquisition cost payable	150,000	2,200
Accrued expenses	149,012	59,546
Investors deposits	5,000	--
Loans Payable (related parties)	866,353	577,722
Loan payable	131,740	163,462
Current portion of long-term debt	47,940	41,633
Total Current Liabilities	1,565,799	997,027

Long Term Liabilities
Acquisition cost payable	1,850,000	1,997,800
Future Site Restoration	1,207	565
Long-Term Debt	1,301,981	1,269,516
Total Liabilities	$4,718,987	$4,264,908

Commitments and contingencies
Stockholders' Equity
Class A Common Stock - authorized 100,000,000 shares of no par value; 7,219,268 issued and outstanding as at June 30, 2002	6,347,883	6,217,571
Class C stock - authorized 2,000,000 shares of no par value; 2,000,000 issued and outstanding as at June 30, 2002	540,000	540,000
Class A Common stock warrants	338,039	338,039
Accumulated deficit	(6,206,003)	(5,558,761)
Accumulated other comprehensive (loss)	(87,844)	(116,366)
Total Stockholders' Equity	932,075	1,420,483
Total Liabilities and Stockholders' Equity	$5,651,062	$5,685,391

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION (formerly Capital Reserve Corporation)
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Revenues
Petroleum & natural gas (net of royalties)	$31,717	$12,223	$41,893	$75,370
Rental income	69,408	50,818	134,629	112,471
	101,125	63,041	176,522	187,841

Costs and Expenses
Petroleum & natural gas related cost (including depletion)	32,066	39,151	47,456	73,664
Legal	25,516	20,000	46,141	38,750
Consulting fees	182,286	26,850	320,371	57,595
Directors fees	--	5,200	--	15,510
Depreciation and amortization	19,855	16,340	39,207	31,482
Administrative expenses	100,018	30,283	189,649	58,662
	359,741	137,824	642,824	275,663

(Loss) from operations	(258,616)	(74,783)	(466,302)	(87,822)

Other income and expenses
Other Income	1,130	--	2,008	--
Equity in Texas T Petroleum Ltd	(118,805)	2,659	(123,517)	2,012
Interest income	11,444	5,664	13,978	12,616
Interest expense	(41,994)	(34,239)	(73,409)	(68,155)
	(148,225)	(25,916)	(180,940)	(53,527)

Provision for income taxes	--	--	--	--

Net (Loss)	$(406,841)	$(100,699)	$(647,242)	$(141,349)

Net (Loss) per Common Share	$(0.06)	$(0.015)	$(0.09)	$(0.02)

Weighted Average Number of Common Shares Used in Calculation	6,971,480	6,864,235	6,944,378	6,864,235

Other comprehensive income
Net loss	$(406,841)	$(100,699)	$(647,242)	$(141,349)
Foreign currency translation adjustment	30,925	(61,940)	28,522	14,079
Unrealized profit (loss) on marketable securities	16,903	--	--	--
Total other comprehensive income	$(359,013)	$(162,639)	$(618,720)	$(127,270)

 The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION (formerly Capital Reserve Corporation)
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30, 2002	June 30, 2001 Restated (Note 1)
Cash From Operating Activities:
(Loss) from continuing operations	$(647,242)	$(141,349)
Reconciling adjustments
Depreciation and amortization	(62,165)	57,289
Equity in Texas T Petroleum Ltd	119,872	(2,012)
Services paid by Stock Issuance	28,000	--
Changes in operating assets and liabilities
Accounts receivable	23,468	5,767
Prepaid expenses and deposits	(6,718)	(145,126)
Accounts payable and accrued expenses	152,756	29,687
Net Cash Flows From Operating Activities	(392,029)	(195,744)

Cash From Investing Activities:

Acquisition of property and equipment	--	(43,060)
Investment in Texas T Companies	--	1,180
Proceeds from (payments to) loans receivable	32,885	106,525
Net Cash Flows From Investing Activities	32,885	64,645

Cash From Financing Activities:
Loans payable	(31,722)	153,275
Repayment of long term debt	38,772	(36,036)
Proceeds from loans payable (related parties)	288,631	25,686
Sales of common stock (net of offering costs)	1,275	--
Investor deposits	5,000	--
Capital contribution by an officer	3,834	--
Net Cash Flows From Financing Activities	305,790	142,925

Foreign currency translation adjustment	28,522	14,079
Net change in cash and cash equivalents	(24,832)	25,905
Cash at beginning of period	30,590	20,909

Cash at end of period	$5,758	$46,814
Supplemental disclosure of cash flow information:
Interest paid	$73,409	$68,155
Income taxes paid	$--	$--

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION (formerly Capital Reserve Corporation)
Consolidated Statements of Shareholder's Equity (Unaudited)

	Class A Common Stock		Class C Stock		Warrants		Accumulated	Accumulated Other Comprehensive	Total Shareholders
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Income (loss)	Equity
Balance at December 31, 2000 (Restated)	6,864,235	$6,128,671	--	$--	1,698,090	$323,680	$(4,011,907)	$(4,714)	$2,435,730
Acquisition of Food and Culinary Technology Inc.	--	--	2,000,000	540,000	--	--	--	--	540,000
Sales of Common Stock	53,333	25,641	--	--	53,333	14,359	--	--	40,000
Value of stock options issued to consultant	--	57,045	--	--	--	--	--	--	57,045
Capital Contribution by officer	--	6,214	--	--	--	--	--	--	6,214
Net loss for the year	--	--	--	--	--	--	(1,546,854)	--	(1,546,854)
Foreign currency translation adjustment	--	--	--	--	--	--	--	(103,178)	(103,178)
Unrealized (loss) on marketable securities	--	--	--	--	--	--	--	(8,474)	(8,474)

Continued on next page

The accompanying notes are an integral part of these unaudited financial statements

...continued from page 6

FACT CORPORATION (formerly Capital Reserve Corporation)
Consolidated Statements of Shareholder's Equity (Unaudited)

	Class A Common Stock		Class C Stock		Warrants		Accumulated	Accumulated Other Comprehensive	Total Shareholders
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Income (loss)	Equity
Balance at December 31, 2001	6,917,568	$6,217,571	2,000,000	$540,000	1,751,423	$338,039	$(5,558,761)	$(116,366)	$1,420,483
Sale of common stock	1,700	1,275	--	--	--	--	--	--	1,275
Issue of shares for services	300,000	168,000	--	--	--	--	--	--	168,000
Capital Contribution by Officer	--	3,834	--	--	--	--	--	--	3,834
Net Loss for the period	--	--	--	--	--	--	(647,242)	--	(647,242)
Foreign currency translation adjustment	--	--	--	--	--	--	--	28,522	28,522
Elimination of shares of FACT Corporation held by Texas T Petroleum Ltd	(80,750)	(42,797)	--	--	--	--	--	--	(42,797)
	7,138,518	$6,347,883	2,000,000	$540,000	1,753,123	$338,039	$(6,206,003)	$(87,844)	$932,075

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION (formerly Capital Reserve Corporation)
Notes to the Unaudited Financial Statements
June 30, 2002

Note 1 - Management's Statement

The financial statements included herein have been prepared by FACT Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2001, audited financial statements and the accompanying notes included in the Annual Report on Form 10-KSB. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

Note 2 - Summary of Significant Accounting Policies

Organization and Operations

The Company was incorporated under the laws of the State of Colorado on August 3, 1982 for the purpose of operating as a financial services holding company. In 1997, the company formed a wholly-owned subsidiary, Wall Street Investments Corp., a Colorado corporation, ("WSIC"). In December 1999, the Company formed a wholly owned subsidiary, Capital Reserve Canada Limited, an Alberta corporation, ("Capital Canada"), to locate and acquire producing oil and gas assets in Canada. On November 7, 2001 the Company entered into a Share Exchange Agreement with the shareholders of Food and Culinary Technology Group Inc., a Nevada corporation, ("FACT Group"), whereby all of the issued and outstanding shares of FACT Group were exchanged for 2,000,000 shares of the Company's Class C common stock.

At June 30, 2002, the Company has three wholly owned subsidiaries, WSIC, Capital Canada and FACT Group. FACT Bread Company Inc., a Nevada corporation, was incorporated in November 2001 and is a wholly owned subsidiary of FACT Group.

The Company owns and leases real property in the City of Calgary, Alberta, Canada. The Company also owns interests in producing oil and gas properties located in Alberta, Canada and oil and gas leases in Montana, United States. The Company entered the functional food industry in November 2001 with the acquisition of FACT Group. At this time, the Company has not begun to realize revenue from its operations in this industry, and expenses were limited to those incurred in the pursuit of commercial licensing and supplier contracts for FACT Group's existing line of functional food formulations.

FACT CORPORATION (formerly Capital Reserve Corporation)
Notes to the Unaudited Financial Statements
June 30, 2002

Note 3 - Loans Payable (related parties)

Loans Payable outstanding are advances from various related parties that have the following terms:

Repayment terms	Interest rate	June 30, 2002	December 31, 2001
Within 12 months	US prime + 1%	$83,984	$81,582
Within 12 months	Bank of America prime +2%	20,639	20,195
Within 12 months	10%	477,643	229,541
Within 12 months	8%	23,595	--
Demand	Bank of Canada prime + 2%	152,121	141,214
Demand	US prime + 2%	108,371	105,190
		$866,353	$577,722

All loans are unsecured, with the exception of a loan included in the amounts above having a balance of $230,608, bearing interest at 10% per annum and due and payable on April 11, 2002, which is secured by a mortgage over one of the Company's commercial properties. The terms of this mortgage are currently being renegotiated.

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

In accordance with APB 18, the investment in Petroleum, results of operations and accumulated deficit have been retroactively adjusted for all periods presented. For June 30, 2001 the net loss for the six months changed from $129,282 to $127,290.

FACT CORPORATION (formerly Capital Reserve Corporation)
Notes to the Unaudited Financial Statements
June 30, 2002

Note 5 - Investment in Texas T Companies (Texas T Resources Inc. and Texas T Petroleum Ltd.)

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

As of December 31, 2001 and June 30, 2002 the Company owns 1,347,748 units of Resources (each unit comprised of one common share and one share purchase warrant entitling the Company to purchase one additional common share at $0.0880 for a period of two years form the date of issue) which has been recorded at $76,259 and $79,898 respectively based on the quoted market price of the stock at those dates.

As of December 31, 2001 and June 30, 2002, the Company owns 306,101 common shares and a warrant to acquire an additional 200,000 common shares of Petroleum for a period of two years from the date of issue. As explained in Note 4, the Company accounts for this investment under the equity method. This interest has been recorded at $400,000 and $233,692 at of December 31, 2001 and June 30, 2002 respectively.

Aggregate fair value for these securities is $476,259 at December 31, 2001 and $313,590 at June 30, 2002.
Unrealized loss of marketable securities was $8,474 at December 31, 2001 and June 30, 2002.

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

Plan of Operation

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company does generate both rental income and income from producing oil and gas properties on a monthly basis, these proceeds are not sufficient to meet the Company's current monthly overhead, which includes the on-going business of two operational subsidiaries. The Company will require approximately $2.5 million to cover its anticipated overhead and operational needs for the upcoming twelve month period ending June 30, 2003. Revenues generated from existing operations for the twelve month period ended June 30, 2003 are expected to offset operational overhead by approximately $307,000, and the Company has projected net revenues of $870,000 from its functional food business during the upcoming twelve months, commencing in the third quarter of the current fiscal year. While the Company has projected net revenues from its functional foods operations of approximately $870,000 for the twelve months ended June 30, 2003, there is no guarantee these projections will be achieved or that any revenue will be generated from operations in the functional food business during this fiscal year. Therefore, the Company may be required to raise approximately $2.2 million to meet its projected costs through upcoming twelve months. The Company expects that it will be able to obtain additional equity and/or debt financing to meet this need, and anticipates there will be additional costs and expenses associated with such measures, the amounts of which are presently unknown.

Results of Operations

Comparison of quarters ended June 30, 2002 and 2001

For the six month periods ended June 30, 2002 and June 30, 2001 the Company incurred losses of $647,242 and $141,349 respectively.

For the six month period ended June 30, 2002 the losses increased significantly as compared to the same six month period ended June 30, 2001 as a result of an increase in consulting fees of $262,776 and an increase in administrative expenditures of $130,987. These increased costs occurred primarily as a result of (i) the acquisition in November 2001 of Food and Culinary Technology Group Inc., a Nevada corporation intending to operate in the functional foods business, and the ongoing operations of that subsidiary, and (ii) expenses associated with the Company's efforts to obtain additional financing and public relations activities. Additionally the Company expects consulting fees and administrative expenses incurred during the current fiscal year to be substantially increased over figures reported for comparative periods from the fiscal year ended December 31, 2001 as a result of the continuing operations of Food and Culinary Technology Group Inc. and the ongoing costs which may be required by the parent to source additional financing.

Revenues to offset operating expenses decreased slightly over the comparative periods ended June 30, 2002 and 2001 by approximately 6% to $176,522 from $187,841. Over the comparative periods ended June 30, 2002 and 2001 respectively, the Company experienced a substantial reduction in revenues from oil and gas operations of over 44% to $41,893 from $75,370. This decline in revenues is primarily the result of substantially decreased prices per BOE received by the Company on production volume. Rental income increased from $112,471 to $134,629 over the comparative periods as a result of the commencement of additional rental income, starting March 2002, from a second commercial property. The Company expects to see revenues increase during the current fiscal year upon commencement of operations of Food and Culinary Technology Group Inc. through the sale of premix for functional dough and batter products to industry clients.

During the fiscal year ended December 31, 2001 there were certain extraordinary expenses recorded which substantially increased the operating loss for the year. There have been no such similar events during the six months ended June 30, 2002. During the six months ended June 30, 2002, the Company recorded a loss of $123,517 with regards to its holdings in Texas T Petroleum Ltd. There was no such similar expense to the fiscal year ended December 31, 2001.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of June 30, 2002, the Company had negative working capital of $1,240,109 and Stockholders' Equity of $932,075 compared with negative working capital of $736,870 and Stockholders' Equity of $1,420,483 as of December 31, 2001. As at June 30, 2001 the Company had negative working capital of $19,034 and Stockholders' Equity of $2,387,189. The reduction to working capital and Stockholders' Equity at June 30, 2002, as compared to the figures reported for the fiscal year ended December 31, 2001 is primarily due to the result of losses from operations incurred during the six month period. Financing activities during the six month period resulted in an increase to loans payable from related parties of $288,631 from figures reported at the year ended December 31, 2001. Additionally accrued expenses included in current liabilities at June 30, 2002 increased by $89,466 as compared to figures reported as at December 31, 2001. Accounts payable reported at June 30, 2002 increased substantially from $152,464 reported as at the fiscal year ended December 31, 2001 to $215,754 as at June 30, 2002, primarily as a result of the addition of operations of a second subsidiary, Food and Culinary Technology Group Inc. The substantial reduction to working capital and Stockholders' Equity for the comparative periods ended June 30, 2002 and 2001 is for the most part the result of the acquisition of certain real estate assets and the subsidiary, Food and Culinary Technology Group Inc. subsequent to the quarter ended June 30, 2001, which greatly increased the Company's current liabilities. The majority of the Company's financing activities subsequent to June 30, 2001 have been by way of loans and advances from certain related parties as opposed to the completion of further equity financings, further impacting the Company's working capital position.

The Company was unable to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements for the period ended June 30, 2002.

Liquidity

The Company will require additional capital up to $3.0 million over the next three years to fully implement our business plan, which includes significant marketing efforts, the continued development and refinement of functional food formulations, a consumer awareness and public relations campaign, development, manufacturing and distribution of a line of our own food products under a master brand, expanded management resources and support staff, and other day to day operational activities. To the date of this report the Company has been successful in raising funds required to meet our existing shortfall for the funding of our operations. Funds have been raised through private loans, equity financing and conventional bank debt. The Company anticipates revenues generated from its functional food business commencing in the third quarter of this fiscal year will reduce the requirement for additional funding to cover expenses associated with the Company's operations; however, we cannot be certain the Company will be successful in achieving revenues from those operations. Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Sources of Working Capital

During the six month period ended June 30, 2002 the Company's primary sources of working capital have come from revenues generated from our commercial rental properties and the net proceeds from private loans in the amount of $288,631, bearing interest at various rates and due and payable within the next twelve months.

The Company is actively pursuing the divestiture of its oil and gas properties, a re-financing of its commercial properties, and the divestiture of the marketable and non-marketable securities. Additionally the Company, through its wholly owned subsidiary, Food and Culinary Technology Group Inc., is working to finalize and enter into certain supply and/or licensing agreements, presently under negotiation, for the provision of functional food products to clients established in the food industry. The launching of functional food products with these licensees is expected to generate cash flow which is projected to commence in third quarter of fiscal 2002. The Company expects these efforts, if successful, will provide the Company with additional cash resources to advance the fulfillment of our stated objectives.

Prior to its acquisition by the Company, Food and Culinary Technology Group Inc. had entered into an agreement to acquire certain intellectual property, formulas, patent rights and other intangible assets owned by F.A.C.T. Group LLC, a New Jersey limited liability company, for $2,000,000 to be paid in cash pursuant to terms described as follows. The payment of the cash consideration is based upon Food and Culinary Technology Group Inc. receiving certain capitalization from the Company and royalty payments on sales of product. A payment of $40,000 is to be made to F.A.C.T. Group LLC upon funding to Food and Culinary Technology Group Inc. of $500,000. Upon further funding of $2.5 million, for total cumulative funding of $3.0 million, a further $60,000 will be paid to F.A.C.T. Group LLC. Additionally, royalty payments on the sales of products will be paid until a total of $2,000,000 (including the $100,000 in payments described above) is received by F.A.C.T. Group LLC. The $2,000,000 has been recorded as an accounts payable in the Company's financial statements included herein.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

On June 4, 2002 the Company issued a total of 1,700 Units at $0.75 per Unit, each Unit consisting of one share of common stock and a warrant to purchase an additional share of common stock at $1.50 per share for two years from the date of issue. This sale was conducted under the Company's Private Placement Memorandum which commenced in November 2001. The subscribers were relatives of an employee of the Company's subsidiaries, Food And Culinary Technologies Group Inc. The sale was made pursuant to Regulation D promulgated by the SEC under the Securities Act of 1933. No commissions or discounts were paid in connection with this sale.

On June 14, 2002, the Company issued a total of 300,000 restricted shares to Princeton Research Inc. and certain of its affiliates in connection with the execution of a Consulting Agreement entered into between the Company and Princeton Research. The shares were valued at the market value on June 14th of $0.56 per share, for an aggregate value of $168,000. The shares were issued for consulting services rendered and to be rendered by Princeton Research to the Company. The issuance of these shares was made pursuant to Section 4(2) of the Securities Act of 1933 as a private offering. No commissions or discounts were paid in connection with this sale.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 29, 2002, the Company held an Annual Meeting of Shareholders at the offices of the Company in Calgary, Alberta, Canada. Shareholders on record as of the 26th day of April, 2002 were entitled to vote at the meeting. The following individuals were re-elected as directors of the Company: Jacqueline Danforth, W. Scott Lawler, and Sharon Patmore. The shareholders also approved the transfer of all the Company's real estate assets and oil and gas properties (including the oil and gas assets of the Company's wholly-owned subsidiaries, Capital Reserve Canada Ltd.) to one of the Company's wholly owned US subsidiaries for the purpose of spinning off such subsidiaries to Company's shareholders on a pro rated basis. The voting on each of the matters held at the meeting was as follows:
Matter Voted Upon	FOR	VOTES AGAINST	WITHHELD
Election of Directors
Jacqueline Danforth W. Scott Lawler Sharon Patmore	4,844,964 4,844,964 4,844,964	0 0 0	0 0 0
Transfer of Assets to Wholly-owned Subsidiary	4,844,964	0	0

ITEM 5. OTHER INFORMATION

On November 7, 2001, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") with Food and Culinary Technology Group Inc. ("FACT Group") and the original shareholders of FACT Group ("FACT Shareholders") whereby the Company was to acquire all of the issued and outstanding shares of FACT Group. The Exchange Agreement required the Company to capitalize FACT Group with $500,000 by January 2, 2002 and an additional $2.5 million 120 days thereafter. Subsequently, the parties entered into an Amendment and a Second Amendment to the Exchange Agreement which delayed the $500,000 capitalization requirement to June 30, 2002 and the additional $2.5 million capitalization requirement to 120 days thereafter.

On June 11, 2002, the parties entered into a Third Amendment to the Share Exchange Agreement, which eliminated the requirement that the total $3 million capitalization occur prior to any deadline. Until the entire capitalization is provided to FACT Group, all capitalization is deemed a loan from the Company to FACT Group. As of June 30, 2002, the Company has capitalized FACT Group with $276,747.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits and Index of Exhibits - see Exhibit Index below

b. Reports on Form 8-K:

On June 7, 2002, the Company filed a Current Report on Form 8-K with the SEC. This Form 8-K reported under Item 5 the resignation of Mr. Thomas Murdoch as the CEO of the Company's subsidiary, FACT Group. Mr. Murdoch resigned to pursue other opportunities but will remain a shareholder by way of his ownership of certain Class C shares of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACT CORPORATION

Date: August 19, 2002

By:/s/ Jacqueline Danforth
Name: Jacqueline Danforth
Title: President and Director.

EXHIBIT INDEX
REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990
3.2	Amended Bylaws	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994
3.3	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Fact Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001
10.1	Management Agreement with Mr. Loder	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998
10.2	Lease Agreement dated January 15, 2000 by and between Capital Reserve Canada Limited and 319835 Alberta Ltd.	Incorporated by reference to Exhibit 10.14 previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
10.3	Purchase and Sale Agreement dated March 1, 2000 by and between Capital Reserve Canada Limited and Stone Canyon Resources Limited	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
10.4	Consulting Agreement dated April 24, 2000 by and between Capital Reserve Corporation and W. Scott Lawler	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.
10.5	Share Exchange Agreement dated November 20, 2001 by and between Capital Reserve Corporation, Food and Culinary Technology Group, Inc. and the shareholders of Food and Culinary Technology Group Inc.	Incorporated by reference to the Exhibits previously filed with Fact Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001
10.6	Lease and Option to Purchase Agreement dated by and between Capital Reserve Corporation and 5 Crowns Investment Corp.	Incorporated by reference to the Exhibits previously filed with Fact Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001
10.7	Third Amendment to Share Exchange Agreement	Filed herewith
99.1	Certification of the Company's CEO and acting CFO, Ms. Jacqueline Danforth pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.	Filed herewith

 16 and 17