Form 10QSB
period 2002-09-30
FACT CORP
filed 2002-11-14
CIK 707674

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission file number 0-17232

FACT CORPORATION
(Exact name of small business issuer as specified in its charter)

COLORADO (State or other jurisdiction of incorporation or organization)	84-0888594 (IRS Employer Identification No.)

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

7,422,656 shares of Class A common stock, no par value, as of November 7, 2002
2,000,000 shares of Class C common stock, no par value, as of November 7, 2002

Transitional Small Business Disclosure Format (check one): Yes No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.
Page

Unaudited Consolidated Financial Statements
Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Statements of Stockholders' Equity	6 to 7
Notes to Unaudited Consolidated Financial Statements	8 to 10

FACT CORPORATION (formerly Capital Reserve Corporation)
Consolidated Balance Sheets

	September 30, 2002	December 31, 2001
	(Unaudited)	Restated (Note 1)
ASSETS
Current Assets
Cash	$103,603	$30,590
Inventory	7,835	---
Accounts receivable	13,662	38,578
Loans receivable (related party)	139,396	178,756
Prepaid expenses and deposits	114,659	12,233
Total Current Assets	379,155	260,157

Investment in Texas T Companies	140,389	476,259
Investment in Terra Nostra Resources Limited	10	---

Property and Equipment
Intellectual property	2,540,000	2,540,000
Oil & gas leases (net of accumulated depletion of $24,838)	82,585	95,000
Real Property (net of accumulated depreciation of $143,009 in 2002 and $86,402 in 2001)	2,242,449	2,279,019
Office and development equipment (net of accumulated depreciation of $20,933 for 2002 and $14,018 in 2001)	44,748	34,956
Total Property and Equipment	4,909,782	4,948,975
Total Assets	$5,429,336	$5,685,391

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$230,506	$152,464
Acquisition cost payable	150,000	2,200
Accrued expenses	117,541	59,546
Investors deposits	5,000	---
Loans payable (related parties)	895,357	577,722
Loan payable	400,435	163,462
Current portion of long-term debt	48,062	41,633
Total Current Liabilities	1,846,901	997,027

Long Term Liabilities
Acquisition cost payable	1,850,000	1,997,800
Future site restoration	1,433	565
Long-term debt	1,238,908	1,269,516
Total Liabilities	$4,937,242	$4,264,908
Commitments and contingencies
Stockholders' Equity
Class A Common Stock - authorized 100,000,000 shares of no par value; 7,422,656 issued and outstanding as at September 30, 2002	6,368,574	6,217,571
Class C stock - authorized 2,000,000 shares of no par value; 2,000,000 issued and outstanding as at September 30, 2002	540,000	540,000
Class A Common stock warrants	338,039	338,039
Accumulated deficit	(6,581,640)	(5,558,761)
Accumulated other comprehensive (loss)	(172,879)	(116,366)
Total Stockholders' Equity	492,034	1,420,483
Total Liabilities and Stockholders' Equity	$5,429,336	$5,685,391

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION (formerly Capital Reserve Corporation)
Consolidated Statements of Operations (Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
		Restated		Restated
Revenues
Petroleum & natural gas (net of royalties)	$18,533	$28,460	$60,426	$103,830
Functional food premix	450	---	450	---
Rental income	73,325	60,487	207,954	172,959
	92,308	88,947	268,830	276,789

Costs and Expenses
Petroleum & natural gas related cost (including depletion)	16,913	23,878	64,369	97,542
Functional food premix	248	---	248	---
Legal	23,255	20,625	69,396	59,375
Consulting fees	209,240	88,198	529,611	145,793
Directors fees	---	(15,510)	---	---
Depreciation and amortization	17,199	16,619	56,406	48,101
Administrative expenses	63,998	22,191	253,647	80,854
	330,853	156,001	973,677	431,665

(Loss) from operations	(238,545)	(67,054)	(704,847)	(154,876)

Other income and expenses
Other Income	643	---	2,651	---
Equity in Texas T Petroleum Ltd	(114,412)	149,549	(237,929)	151,561
Interest income	16,714	3,820	30,692	16,436
Interest expense	(40,047)	(36,147)	(113,456)	(104,302)
Gain on disposal	10	---	10	---
Gain on exchange of shares	---	35,893	---	35,893
	(137,092)	153,115	(318,032)	99,588

Provision for income taxes	---	---	---	---

Net (Loss)	$(375,637)	$86,061	$(1,022,879)	$(55,288)

Net (Loss) per Common Share	$(0.05)	$0.01	$(0.14)	$0.008

Weighted Average Number of Common Shares Used in Calculation	7,320,962	6,864,235	7,071,286	6,864,235

Other comprehensive income
Net loss	$(375,637)	$(63,488)	$(1,022,879)	$(55,288)
Foreign currency translation adjustment	(24,800)	59,917	3,722	73,996
Unrealized profit (loss) on marketable securities	(60,235)	---	(60,235)	---
Total other comprehensive income	$(460,672)	$(3,571)	$(1,079,392)	$18,708

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION (formerly Capital Reserve Corporation)
Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended
	September 30, 2002	September 30, 2001 Restated (Note 1)
Cash From Operating Activities:
(Loss) from continuing operations	$(1,022,879)	$(55,288)
Reconciling adjustments
Depreciation and amortization	48,777	83,359
Equity in Texas T Petroleum Ltd	236,875	(151,561)
Services paid by Stock Issuance	84,988	57,045
Gain on disposal	(10)	---
Changes in operating assets and liabilities
Inventory	(7,835)	---
Accounts receivable	24,916	15,331
Prepaid expenses and deposits	(4,425)	(178,331)
Accounts payable and accrued expenses	136,037	40,312
Net Cash Flows From Operating Activities	(503,556)	(189,133)

Cash From Investing Activities:
Acquisition of property and equipment		(8,716)		(87,839)
Investment in Texas T Companies		---		(31,931)
Proceeds from (payments to) loans receivable		39,360		129,203
Net Cash Flows From Investing Activities		30,644		9,433

Cash From Financing Activities:
Loans payable		236,973		197,709
Repayment of long term debt		(24,179)		(116,711)
Proceeds from loans payable (related parties)		317,635		26,637
Sales of common stock (net of offering costs)		1,275		---
Investor deposits		5,000		---
Capital contribution by an officer		5,499		---
Net Cash Flows From Financing Activities		542,203		107,635

Foreign currency translation adjustment		3,722		73,996
Net change in cash and cash equivalents		73,013		1,931
Cash at beginning of period		30,590		20,909

Cash at end of period		$103,603		$22,840
Supplemental disclosure of cash flow information:
Interest paid		$113,456		$104,302
Income taxes paid	$	---	$	---

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION (formerly Capital Reserve Corporation)
Consolidated Statements of Shareholder's Equity (Unaudited)
	Class A Common Stock		Class C Stock			Warrants		Accumulated	Accumulated Other Comprehensive	Total Shareholders
	Shares	Amount	Shares		Amount	Shares	Amount	Deficit	Income (loss)	Equity
Balance at December 31, 2000 (Restated)	6,864,235	$6,128,671	---	$	---	1,698,090	$323,680	$(4,011,907)	$(4,714)	$2,435,730
Acquisition of Food and Culinary Technology Inc.	---	---	2,000,000		540,000	---	---	---	---	540,000
Sales of Common Stock	53,333	25,641	---		---	53,333	14,359	---	---	40,000
Value of stock options issued to consultant	---	57,045	---		---	---	---	---	---	57,045
Capital Contribution by officer	---	6,214	---		---	---	---	---	---	6,214
Net loss for the year	---	---	---		---	---	---	(1,546,854)	---	(1,546,854)
Foreign currency translation adjustment	---	---	---		---	---	---	---	(103,178)	(103,178)
Unrealized (loss) on marketable securities	---	---	---		---	---	---	---	(8,474)	(8,474)

Continued on next page

The accompanying notes are an integral part of these unaudited financial statements

...continued from page 6

FACT CORPORATION (formerly Capital Reserve Corporation)
Consolidated Statements of Shareholder's Equity (Unaudited)

	Class A Common Stock		Class C Stock		Warrants		Accumulated	Accumulated Other Comprehensive	Total Shareholders
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Income (loss)	Equity
Balance at December 31, 2001	6,917,568	$6,217,571	2,000,000	$540,000	1,751,423	$338,039	$(5,558,761)	$(116,366)	$1,420,483
Sale of common stock	1,700	1,275	---	---	---	---	---	---	1,275
Issue of shares for services	324,176	182,989	---	---	---	---	---	---	182,929
Capital Contribution by Officer	---	5,499	---	---	---	---	---	---	5,499
Net Loss for the period	---	---	---	---	---	---	(1,022,879))	---	(1,022,879)
Foreign currency translation adjustment	---	---	---	---	---	---	---	3,722	3,722
Unrealized loss on marketable securities	---	---	---	---	---	---	---	(60,235)	(60,235)
Elimination of shares of FACT Corporation held by Texas T Petroleum Ltd.	(80,750)	(38,760)	---	---	---	---	---	---	(38,760)
	7,162,694	$6,368,574	2,000,000	$540,000	1,751,423	$338,039	$(6,581,640)	$(172,879)	$492,034

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION (formerly Capital Reserve Corporation)
Notes to the Unaudited Financial Statements
September 30, 2002

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

Note 2 - Summary of Significant Accounting Policies

Organization and Operations

The Company was incorporated under the laws of the State of Colorado on August 3, 1982 for the purpose of operating as a financial services holding company. In 1983, the Company formed a wholly-owned subsidiary, Wall Street Investments Corp., a Colorado corporation, ("WSIC"). In December 1999, the Company formed a wholly owned subsidiary, Capital Reserve Canada Limited, an Alberta corporation, ("Capital Canada"), to locate and acquire producing oil and gas assets in Canada. On November 7, 2001 the Company entered into a Share Exchange Agreement with the shareholders of Food and Culinary Technology Group Inc., a Nevada corporation, ("FACT Group"), whereby all of the issued and outstanding shares of FACT Group were exchanged for 2,000,000 shares of the Company's Class C common stock. On July 23, 2002, the Company incorporated Wall Street Real Estate Investments Ltd., an Alberta corporation ("Wall Street Canada") to hold certain of the Company's real estate assets.

At September 30, 2002, the Company has four wholly owned subsidiaries, Wall Street Canada, WSIC, Capital Canada and FACT Group. FACT Bread Company Inc., a Nevada corporation, was incorporated in November 2001 and is a wholly owned subsidiary of FACT Group.

The Company owns and leases real property in the City of Calgary, Alberta, Canada. The Company also owns an interest in a producing oil and gas property located in Alberta, Canada. The Company entered the functional food industry in November 2001 with the acquisition of FACT Group. The Company began to realize minimal revenue from its operations in this industry during the quarter ended September 30, 2002, and expenses related to these operations were generally limited to those incurred in the pursuit of supplier contracts and commercial licensing agreements for FACT Group's existing line of functional food formulations.

FACT CORPORATION (formerly Capital Reserve Corporation)
Notes to the Unaudited Financial Statements
September 30, 2002

Note 3 - Loans Payable (related parties)

Loans Payable outstanding are advances from various related parties that have the following terms:

Repayment terms	Interest rate	September 30, 2002	December 31, 2001
Within 12 months	US prime + 1%	$85,066	$81,582
Within 12 months	Bank of America prime +2%	21,205	20,195
Within 12 months	10%	509,846	229,541
Within 12 months	8%	24,059	---
Demand	Bank of Canada prime + 2%	148,362	141,214
Demand	US prime + 2%	109,988	105,190
		$898,526	$577,722

All loans are unsecured, however, the Company is currently negotiating with certain lenders with respect to their request for provision of security over certain of the outstanding amounts noted above. The Company would expect to provide security in the form of second charges over certain commercial real estate properties.

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

In accordance with APB 18, the investment in Petroleum, results of operations and accumulated deficit have been retroactively adjusted for all periods presented. For September 30, 2001 the net loss for the nine months changed from $132,853 to a profit of $18,708.

FACT CORPORATION (formerly Capital Reserve Corporation)
Notes to the Unaudited Financial Statements
September 30, 2002

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

As of December 31, 2001, the Company owned 1,347,748 units of Resources (each unit comprised of one common share and one share purchase warrant entitling the Company to purchase one additional common share at $0.0880 for a period of two years from the date of issue). The share purchase warrants expired unexercised on September 25, 2002. As of September 30, 2002 the Company owns 1,347,748 shares of Resources, which were recorded at a value of $76,259 as of December 31, 2001 and $17,070 as of September 30, 2002, based on the quoted market price of the stock at those dates.

As of December 31, 2001 and September 30, 2002, the Company owns 306,101 common shares and a warrant to acquire an additional 200,000 common shares of Petroleum up to October 31, 2002. As explained in Note 4, the Company accounts for this investment under the equity method. This interest has been recorded at $400,000 and $123,311 at of December 31, 2001 and September 30, 2002 respectively.

Aggregate fair value for these securities is $476,259 at December 31, 2001 and $140,389 at September 30, 2002. Unrealized loss of marketable securities was $8,474 at December 31, 2001 and $60,235 at September 30, 2002.

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

Plan of Operation

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company does generate both rental income and income from producing oil and gas properties on a monthly basis, and has recently commenced generating minimal revenue from its functional food operations, these proceeds are not sufficient to meet the Company's current monthly overhead, which includes the on-going business of three operational subsidiaries. The Company will require approximately $3.6 million to cover its anticipated overhead, operational needs and meet debt servicing and loan repayment terms for the upcoming twelve month period ending September 30, 2003. Revenues generated from existing operations for the twelve month period ended September 30, 2003 are expected to offset operational overhead by approximately $1.08 million, which amount includes projected net revenues of $787,000 from its functional food business for the upcoming twelve months. Revenues from the functional food business commenced during the month of September 2002. While the Company has projected net revenues from its functional foods operations of approximately $787,000 for the twelve months ended September 30, 2003, there is no guarantee these projections will be achieved. Minimal revenues from these operations are anticipated to the end of fiscal 2002, with more substantial sales growth projected to commence during the first quarter of fiscal 2003. Therefore, the Company may be required to raise approximately $3.3 million to meet its projected costs and debt repayment obligations through the upcoming twelve months. The Company expects that it will be able to obtain additional equity and/or debt financing to meet this need, and anticipates there will be additional costs and expenses associated with such measures, the amounts of which are presently unknown.

Results of Operations

Comparison of quarters ended September 30, 2002 and 2001

For the nine month periods ended September 30, 2002 and September 30, 2001 the Company incurred losses of $1,022,879 and $55,288 respectively.

For the nine month period ended September 30, 2002 the losses increased significantly as compared to the same nine month period ended September 30, 2001 as a result of an increase in consulting fees of $383,818 and an increase in administrative expenditures of $172,793. These increased costs occurred primarily as a result of (i) the acquisition in November 2001 of Food and Culinary Technology Group Inc., a Nevada corporation, and its ongoing operations in the functional foods industry, and (ii) expenses associated with the Company's efforts to obtain additional financing and commence public relations activities. Additionally the Company expects consulting fees and administrative expenses incurred during the current fiscal year to be substantially increased over figures reported for comparative periods from the fiscal year ended December 31, 2001 as a result of the continuing operations of Food and Culinary Technology Group Inc. and the ongoing costs which may be required by the parent to source additional financing.

Revenues to offset operating expenses decreased slightly over the comparative periods ended September 30, 2002 and 2001 by approximately 3% to $268,830 from $276,789. Over the comparative periods ended September 30, 2002 and 2001 respectively, the Company experienced a substantial reduction in revenues from oil and gas operations of over 41% to $60,426 from $103,830. This decline in revenues is primarily the result of substantially decreased prices per BOE received by the Company on production volume, as well as the undertaking of certain workovers by the operator which suspended production on certain producing wells intermittently during the most recent nine months. Rental income increased from $172,959 to $207,954 over the comparative periods as a result of the commencement of additional rental income, starting March 2002, from a second commercial property. Additionally the Company's functional food operations generated modest initial revenues of $450 to September 30, 2002, which revenues are expected to increase during the balance of the current fiscal year as the Company continues with the sale of premix for functional dough and batter products to its first industry clients.

During the fiscal year ended December 31, 2001 there were certain extraordinary expenses recorded which substantially increased the operating loss for the year. There have been no such similar events during the nine months ended September 30, 2002. During the nine months ended September 30, 2002, the Company recorded a loss of $237,929 with regards to its holdings in Texas T Petroleum Ltd., which company has experienced a dramatic decline in the value of certain equity based assets over the most recent nine months to September 30, 2002. There was no such similar expense to the fiscal year ended December 31, 2001.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of September 30, 2002, the Company had negative working capital of $1,467,746 and Stockholders' Equity of $492,034 compared with negative working capital of $736,870 and Stockholders' Equity of $1,420,483 as of December 31, 2001. As at September 30, 2001 the Company had negative working capital of $90,894 and Stockholders' Equity of $2,440,663. The reduction to working capital and Stockholders' Equity at September 30, 2002, as compared to the figures reported for the fiscal year ended December 31, 2001 is primarily due to losses from operations incurred during the nine month period, and an increase in current liabilities with the majority of operations being funded by way of related party loans and proceeds from a conventional mortgage on one of the Company's commercial real estate properties. Financing activities during the nine month period resulted in an increase to loans payable from related parties of $317,635 from figures reported at the year ended December 31, 2001. Additionally accrued expenses included in current liabilities at September 30, 2002 increased by $57,995 as compared to figures reported as at December 31, 2001. Accounts payable reported at September 30, 2002 increased substantially from $152,464 reported as at the fiscal year ended December 31, 2001 to $230,506 as at September 30, 2002, primarily as a result of the ongoing operations of Food and Culinary Technology Group Inc. The substantial reduction to working capital and Stockholders' Equity for the comparative periods ended September 30, 2002 and 2001 is for the most part the result of the acquisition of certain commercial real estate assets, leasehold improvements thereto, and the acquisition of subsidiary, Food and Culinary Technology Group Inc. subsequent to the quarter ended September 30, 2001, which greatly increased both the Company's current and long term liabilities. The majority of the Company's financing activities subsequent to September 30, 2001 have been by way of loans and advances from certain related parties, and proceeds from a mortgage against one of the Company's commercial properties in the amount of $292,723 (CDN$462,000), as opposed to the completion of further equity financings, further impacting the Company's working capital position.

The Company was unable to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements for the period ended September 30, 2002.

Liquidity

The Company will require additional capital up to $5.0 million over the next three years to fully implement our business plan, which includes significant marketing efforts, the continued development and refinement of functional food formulations, a consumer awareness and public relations campaign, development, manufacturing and distribution of a line of our own food products or direct marketing under a master brand, expanded management resources and support staff, and other day to day operational activities. To the date of this report the Company has been successful in raising funds required to meet our existing shortfall for the funding of our operations. Funds have been raised through private loans, equity financing and conventional bank debt. The Company anticipates revenues generated from its functional food business which commenced in the third quarter of this fiscal year will reduce the requirement for additional funding to cover expenses associated with the Company's operations; however, we cannot be certain the Company will be successful in achieving substantial revenues from those operations. Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Sources of Working Capital

During the nine month period ended September 30, 2002 the Company's primary sources of working capital have come from revenues generated from our commercial rental properties and the net proceeds from private loans in the amount of $317,635, bearing interest at various rates and due and payable within the next twelve months. Additionally, during the most recently completed quarter ended September 30, 2002, Wall Street Canada obtained a mortgage in the amount of $292,723 (CDN$462,000) which proceeds were allocated to ongoing operations of the Company and its subsidiaries.

The Company is actively pursuing the divestiture of its oil and gas properties by way of a spin off of shares of Capital Canada to current shareholders on a pro-rata basis, a further re-financing of its commercial properties, and the divestiture of the marketable and non-marketable securities. Additionally the Company, through its wholly owned subsidiary, Food and Culinary Technology Group Inc., is working to finalize and enter into additional supply and/or licensing agreements, presently under negotiation, for the provision of functional food premixes to clients established in the food industry. The launching of functional food products with these licensees is expected to continue to generate cash flow to the end of the current fiscal year and beyond. The Company expects these efforts, if successful, will provide the Company with additional cash resources to advance the fulfillment of our stated objectives.

Prior to its acquisition by the Company, Food and Culinary Technology Group Inc. had entered into an agreement to acquire certain intellectual property, formulas, patent rights and other intangible assets owned by F.A.C.T. Group LLC, a New Jersey limited liability company, for $2,000,000 to be paid in cash pursuant to terms described as follows. A portion of the cash consideration becomes due and payable based upon Food and Culinary Technology Group Inc. receiving certain capitalization from the Company. The remainder is payable by way of royalty payments on sales of product. A payment of $20,000 is to be made to F.A.C.T. Group LLC upon Food and Culinary Technology Group Inc. receiving capitalization of $500,000. Upon additional capitalization of $2.5 million, for total cumulative capitalization of $3.0 million, a further $40,000 will be paid to F.A.C.T. Group LLC. Additionally, royalty payments on the sales of products will be paid until a total of $2,000,000 (including the $60,000 in payments described above) is received by F.A.C.T. Group LLC. The $2,000,000 has been recorded as an accounts payable in the Company's financial statements included herein.

Report of Management's Responsibility

The Company's sole executive officer, Ms. Jacqueline Danforth, who serves as the Company's principal executive officer and principal accounting officer, has implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Ms. Danforth. Ms. Danforth has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date (the "Evaluation Date") of this quarterly report.

Based on such evaluation, Ms. Danforth has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting her on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934. Moreover, there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such recent evaluation.

Prior to the filing date of this quarterly report, the Company had not adopted a complete set of written policies, controls and procedures. The Company is now developing such written document and expects that in the process of such undertaking it will discover internal control policies and practices that the Company should implement and follow that are not part of its current practice.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

On August 15, 2002, the Company issued a total of 203,388 restricted shares to The National Capital Companies and certain of its affiliates and employees in connection with the execution of a Consulting Agreement entered into between the Company and Independent Financial Consultants Network, a division of The National Capital Companies ("IFCN"). On October 10, 2002 the Company cancelled the Consulting Agreement with IFCN for non-performance and subsequently cancelled all of the 203,388 shares, except for 24,176 shares which had already been delivered to IFCN. For purposes of this report, only that portion of shares delivered to IFCN have been recorded on the financial statements as at September 30, 2002. The 24,176 shares were valued at the market value on August 15, 2002 of $0.62 per share, for an aggregate value of $14,989. The shares were issued for consulting services rendered by IFCN to the Company, prior to cancellation of the Consulting Contract. The issuance of these shares was made pursuant to Section 4(2) of the Securities Act of 1933 as a private offering. No commissions or discounts were paid in connection with this sale.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

On August 16, 2002, the Company's Secretary resigned due to health concerns. On that same day the Company's Board of Directors appointed Ms. Jacqueline Danforth, the Company's President and Treasurer, as its Secretary.

During the quarter ended September 30, 2002, FACT Group's President and a member of its Board of Directors resigned. FACT Group appointed the Company's President, Ms. Jacqueline Danforth, as acting President. The Company also entered into a Consulting Agreement with Rolf Richter to act as FACT Group's Chief Operating Officer through December 31, 2002. The Company is now negotiating with Mr. Richter for a long-term contract to continue to provide services to FACT Group and act as its COO. Additionally during the quarter ended September 30, 2002 the FACT Group entered into a Consulting Agreement with Michael Baum to act as Vice President Marketing and Sales, which contract has been extended to December 31, 2002. The Company is currently negotiating a long-term contract with Mr. Baum to continue to provide services to FACT Group as Vice President Marketing and Sales.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits and Index of Exhibits - see Exhibit Index below

b. Reports on Form 8-K:

On August 30, 2002 the Company filed a current report on Form 8-K with the SEC. This Form 8-K reported under Item 5 the Company's listing on the Frankfurt Stock Exchange.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACT CORPORATION

Date: November 13, 2002

By:/s/ Jacqueline Danforth_____
Name: Jacqueline Danforth
Title: President and Director

SECTION 302 CERTIFICATIONS

I, Jacqueline Danforth, certify that:

1. I have reviewed this quarterly report of FACT Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. As the registrant's sole certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the registrant, particularly during the period in which the quarterly report is being prepared;

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:/s/ Jacqueline Danforth
Name: Jacqueline Danforth
Title: President (Principal Executive Officer and Principal Accounting Officer)

 ________________________

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of FACT Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jacqueline Danforth, President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 13, 2002.

By: /s/ Jacqueline Danforth
Name: Jacqueline Danforth
Title: President (Principal Executive Officer)

EXHIBIT INDEX
REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990
3.2	Amended Bylaws	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994
3.3	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Fact Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001
10.1	Management Agreement with Mr. Loder	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998
10.2	Lease Agreement dated January 15, 2000 by and between Capital Reserve Canada Limited and 319835 Alberta Ltd.	Incorporated by reference to Exhibit 10.14 previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
10.3	Purchase and Sale Agreement dated March 1, 2000 by and between Capital Reserve Canada Limited and Stone Canyon Resources Limited	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
10.4	Consulting Agreement dated April 24, 2000 by and between Capital Reserve Corporation and W. Scott Lawler	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.
10.5	Share Exchange Agreement dated November 20, 2001 by and between Capital Reserve Corporation, Food and Culinary Technology Group, Inc. and the shareholders of Food and Culinary Technology Group Inc.	Incorporated by reference to the Exhibits previously filed with Fact Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001
10.6	Lease and Option to Purchase Agreement dated by and between Capital Reserve Corporation and 5 Crowns Investment Corp.	Incorporated by reference to the Exhibits previously filed with Fact Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001
10.7	Third Amendment to Share Exchange Agreement	Incorporated by reference to the Exhibits previously filed with FACT Corporation's Quarterly Report on Form 10-QSB for the period ended June 30, 2002