Form 10KSB
period 2002-12-31
FACT CORP
filed 2003-04-15
CIK 707674

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission file number: 0-17232

FACT CORPORATION
(Name of small business issuer in its charter)

COLORADO (State or other jurisdiction of incorporation or organization)	84-0888594 (I.R.S. Employer Identification No.)

1530-9th Avenue S.E.,
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
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes ______No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _______

State issuer's revenues for its most recent fiscal year: $342,188

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

$1,686,177 as of March 3, 2003.

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

Yes ______No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,024,431 as of March 3, 2003.

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

Transitional Small Business Disclosure Format (Check one): _________Yes __________No

 PART I

ITEM 1. DESCRIPTION OF BUSINESS

  Business Development

Fact Corporation predominantly operates in the functional food industry through its wholly owned subsidiary, Food and Culinary Technology Group Inc., developing, licensing and supplying turnkey functional premixes to customers who manufacture, distribute, and market bakery and pasta products to consumers through a variety of conventional and alternative channels including retail, food service and specialty markets. Fact Corporation was incorporated under the laws of the State of Colorado on August 3, 1982 and is referred to herein as either "Fact", "the Company", "we", "us" or "our".

Over the past three years, the Company has made various acquisitions either directly or through its wholly-owned subsidiaries, across various industry segments. During fiscal year 2000, the Company completed a private offering and concluded the following acquisitions:

- the Company, through its wholly-owned subsidiary, Capital Reserve Canada Limited, purchased a 5% interest in a producing oil and gas property in Alberta, Canada;

- the Company directly acquired a residential property in conjunction with a consulting agreement entered into with its then President, W. Scott Lawler;

- the Company directly acquired two commercial buildings for the purpose of producing rental income;

- the Company directly made investments in a publicly held corporation, and a further investment in a subsidiary of that corporation, by the purchase of shares of common stock in both corporations; and,

- the Company directly acquired a U.S. oil and gas development property.

In mid 2001, the Company determined advancement of the oil and gas investments and other investments in marketable securities had not progressed as expected, and the Board of Directors determined to locate a new project of merit in a rapid growth industry with the goal of achieving positive cash flow within 36 months. The plan called for the divestiture of the Company's interests in any unrelated projects as quickly as was determined to be practicable. During fiscal year 2001, as a result of this mandate, the Company completed a share exchange agreement with a private Nevada corporation, Food and Culinary Technology Group Inc. ("FACT Group"), in the functional foods business, whereby FACT Group became the Company's wholly-owned subsidiary. The Company determined that if successful, the functional food business would develop into its sole operating business.

As of the date of this filing, the Company has four (4) wholly-owned subsidiaries, Wall Street Investment Corp. ("WSIC"), which was dissolved in July 2000 and reinstated on November 21, 2001, Wall Street Real Estate Ltd., ("Wall Street"), Capital Reserve Canada Limited ("Capital Canada") and FACT Group. WSIC currently has no business operations. Wall Street Real Estate Ltd. was incorporated in the Province of Alberta, Canada on July 23, 2002 for the purpose of holding commercial real estate assets. Capital Canada was incorporated in the Province of Alberta, Canada, on December 8, 1999 for the purpose of locating and acquiring oil and gas properties. FACT Group was incorporated in the State of Nevada on August 14, 2001 for the purpose of acquiring an interest in certain proprietary functional food formulations, and was acquired by the Company on November 7, 2001. FACT Group has a wholly owned subsidiary, Fact Bread Company Inc., which was incorporated in the State of Nevada on November 5, 2001. Currently FACT Bread has no business operations.

By the end of fiscal 2002, initial sales had commenced in FACT Group, and the Company determined there was enough merit to commence the divestiture of certain of the Company's non-core assets. As a result the Company decided to spin-off its operating oil and gas subsidiary, Capital Canada, to its shareholders. The spin-off was commenced prior to the date of filing of this report. Additionally, the Board of Directors resolved to divest its interests in all commercial real estate holdings as market conditions permitted during fiscal 2003. It is intended that as at the close of fiscal 2003 Fact Corporation will have divested all of its other investments and subsidiaries and will operate exclusively in the functional foods business. The steps involved in achieving the aforementioned plans are as follows:

  Spin-off of Capital Canada to existing Fact Corporation shareholders;

  Divestiture of non-related equity investments;

  Divestiture of real estate holdings and dormant subsidiaries (save FACT Bread);

As the Company is a U.S. corporation, all dollar amounts used herein refer to U.S. dollars unless otherwise stated.

(b) Business of Issuer

Current Operations

The Company is presently engaged in a range of business operations both directly and through its wholly-owned subsidiaries, including operations in the functional food industry and sales of premix to commercial customers, commercial real estate operations for the generation of rental income, revenue producing oil and gas operations and passive investments in public and private corporations for the purpose of capital appreciation. With the acquisition of FACT Group in November 2001, the Company's primary business became commercial operations in the functional foods industry. As stated in "Business Development" above, the Company is presently accessing opportunities for the divestiture of its other assets and investments, and has commenced the spin off of its wholly owned subsidiary Capital Canada. A discussion of each segment of the Company's current business operations is provided below.

Functional Food Business

Through a share exchange agreement completed in November 2001, whereby the Company issued a total of 2,000,000 shares of its Class C common stock, the Company acquired all the issued and outstanding shares of FACT Group, a company operating in the functional food business. The acquisition of FACT Group is contingent upon the Company providing capitalization to FACT Group in the amount of $3 million. To the fiscal year ended December 31, 2002, the Company has provided funds totaling $479,401 to FACT Group for ongoing operational expenditures.

FACT Group has the exclusive license to certain formulations for the production of dough and batter based functional food products ranging from breads, bagels, pastas, and pizza shells, to sweet baked goods and confectionery, as well as other foods derived from a dough, batter or mix. Presently, FACT Group sells its Healthy Lifestyle™ premix to manufacturers, distributors and food service clients, who incorporate the premix into finished products to market and sell to the end consumer under their own retail brand/label, paying FACT Group a fee for each pound of pre-mix purchased. FACT Group's premixes enable customers to make claims on their end products pertaining to a variety of market positions including, reduced digestible carbohydrates, increased fiber, weight management benefits, and other tangible benefits. FACT Group is also pursuing licensing agreements and other methods to increase sales and distribution of its line of premixes. Ultimately, FACT Group may launch and market a product line under its own brand direct to consumer via the internet, direct mail and other alternative channels.

Functional foods can be described as foods designed to deliver specific health benefits to the consumer, and whose inherent health benefits go beyond basic nutrition, including the prevention of disease and the promotion of wellness through nutrition. FACT Group's vision is to be the foremost provider of turnkey functional premixes to commercial customers so they can create food products with added health benefits, positioned as healthy alternative foods to serve as part of the North American consumer's everyday diet. FACT Group intends to become a leader in product development and key ingredient supply to the functional foods industry. Key areas of focus are consumers with the following concerns: diabetes, carbohydrate control, weight management, heart disease and digestive health. FACT Group has an existing line of functional premixes which are market ready for sales to commercial manufacturers of retail breads, bagels, sweet baked goods and dry mixes.

Commercial sales commenced in November 2002 with the sale of premix for the manufacture of functional bagels to Western Bagel Baking Corporation (California). Currently Western Bagel is a re-ordering customer. FACT Group also secured sales of premix for the manufacture of functional fresh pasta in November 2002 to Destinos Fresh Pasta (New York) for use in their NY based chain of restaurants. Destinos is also a re-ordering customer. To date, Western Bagel and Destino's have reported that they have experienced consumer sales of their functional products exceeding expectations. FACT Group is currently in negotiations with a number of potential customers for the supply of functional premix for the manufacture of end food products across various other product channels including breads, cookies, muffins and at-home mixes for pancakes, waffles and scones in 2003.

FACT Group is also pursuing premix distribution agreements with large suppliers to the bakery industry and has negotiated agreements with various ingredient suppliers to ensure sufficient availability of key ingredients for each unique premix formulation. In addition FACT Group has secured arrangements with two independent blending facilities in the State of New York for the preparation of premix for use in end consumer products. The formulations owned by FACT Group are not patented, but are trade secrets, as is common in the food industry, and will remain proprietary by way of stringent non-disclosure and confidentiality agreements executed with the blending facilities. Customers also execute confidentiality agreements and are serviced under premix supply agreements which do not allow access to FACT Group's premix formulations in their entirety. FACT Group does not require any governmental approval for its existing line of products, and is currently in the process of trade marking its master brand "Healthy Lifestyle™".

Sales of FACT Group's premixes in fiscal 2002 accounted for less than 10% of the Company's total revenues, however, the Company intends operations of this subsidiary will become the Company's primary source of income. Presently, the Company's investment in FACT Group constitutes an investment in a developing business. FACT Group's ability to execute its business plan and achieve profitable operations will be impacted by numerous factors including the following: maintenance of existing customers and acquisition of new customers through supply and licensing agreements; acceptance of our customers' end products by the retail consumer; access to sufficient amounts of key ingredients for uninterrupted supply of our premixes to customers; protection of our proprietary formulations; the onset of competitive products in the retail marketplace and ongoing financing to meet operational overhead until such time as FACT Group has achieved sufficient sales to meet expenses.

Real Estate

The Company owns two commercial buildings in the City of Calgary, Alberta which are presently generating rental income.

The first commercial building, held directly by the Company, offers approximately 22,145 square feet of office space and laboratory space. The Company has leased out 15,754 of the total available square feet in this building, and is currently in negotiation to lease the remaining square footage. Presently this facility has a total of 3 primary tenants (one of which is Capital Canada, a wholly owned subsidiary of the Company that sublets all of its available lease area to two additional tenants). Each of the primary tenants are signed to long-term lease agreements expiring in 2005 or 2007. The two subtenants have subleases with Capital Canada expiring December 2003 and October 2005.

The second commercial building, held by the Company's wholly owned subsidiary, Wall Street Real Estate Ltd., serves as one of the Company's two corporate offices, as well as an additional source of rental income. The building has approximately 7,680 square feet of office space divided equally into two condominium units. The Company occupies a total of 768 square feet and has leased out all of the remaining available space to two tenants. Both leases carry five year terms, and expire in 2006 and 2007. One of the leases also includes an option to purchase 3,840 square feet of space expiring January 2007.

The Company also owns a single family residence located in a lakeside community in Calgary, Alberta which was purchased by the Company for use by its then-President, Mr. W. Scott Lawler, as an enticement for him to relocate to Calgary, Alberta. This home is approximately 6,300 square feet on 1/3 of an acre. Mr. Lawler occupies the property and makes all payments related to the property's mortgage, including insurance and property taxes. Mr. Lawler has an option to acquire this property from the Company, and has indicated as of the end of fiscal 2002 his intent to exercise this option in the first half of 2003.

The Company has invested over $2.4 million in its commercial and residential real estate. The realizable value of this real estate is dependent on a fluctuating real estate market in the City of Calgary, Alberta. In addition, while the rental market for commercial real estate in Calgary, Alberta is presently favorable, the market is subject to fluctuations in these conditions and the Company may not be able to fully lease its income generating properties. The ability of the Company to lease these properties at full capacity is impacted by various market conditions, including a necessity for our lease rates to remain competitive in the surrounding market areas. In addition the Company's ability to continue to collect a majority of the payments owed under its current lease agreements could become contingent upon the success of the major tenants occupying each property. Currently, a portion of the Company's revenue stream is generated through lease payments from three developing businesses who may not realize revenues or continue to realize revenues in the normal course of business. In the event these companies default under their lease obligations, and the Company can not find suitable replacement tenants, the Company's financial position could be adversely impacted.

The Company has entered into property management agreements with respect to the operations of both its commercial properties. The Company intends to look for favorable divestiture opportunities for all its real estate holdings in fiscal 2003.

Oil and Gas Properties

The Company owns interests in a producing oil and gas property in Alberta, Canada though its wholly owned subsidiary, Capital Canada.

The Company owns a 5% interest in six wells and a gathering facility in a producing oil and gas field known as Chestermere located in Alberta, Canada. Compton Petroleum Corporation, a company located in Calgary, Alberta, Canada operates the property and revenues are generated from sales of oil, gas and natural gas liquids. The Company has participated in programs for the ongoing development of this property over the past two years. Capital expenditures have included various work-overs, recompletions and the drilling of one development well. The well drilled was deemed uneconomical and is currently shut in pending additional evaluation. The Company has no present plans for any further development on these leases and commenced the spin off of Capital Canada to existing shareholders in early 2003. Capital Canada has entered into a Letter of Intent for the sale of this property as April 9, 2003, which transaction is expected to close by April 30, 2003.

As at the date of this report, a portion of the Company's existing revenue stream is still dependent on revenues obtained from oil and gas operations. Various factors affect the marketability of oil and gas including: market fluctuations, the world price of oil, the supply and demand for gas, the deregulation of gas prices, the proximity to and capacity of oil and gas pipelines and processing equipment, and government regulations including regulations relating to prices, taxes, royalties, land tenure, allowable production, the import and export of oil and gas and environmental protection. With the impending spin-off of Capital Canada and the sale of this property, the impact these factors are expected to have on future cash flows for the Company is minimal. The spin-off of Capital Canada and/or sale of the prospect, whichever may occur first, are not expected to significantly impact the Company's cash flow projections for fiscal 2003 forward. The Company has analyzed certain requirements for compliance with existing environmental regulations concerning abandonment of shut -in wells and site restoration and has included an estimate of these future costs in its financial statements to December 31, 2002.

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

Through the sale of certain oil and gas development leases in fiscal 2002 the Company also acquired an interest in a further public reporting corporation. The Company will also look to divest this investment as soon as practicable.

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

Employees

As of March 27, 2002, the Company and its subsidiaries had 3 full-time contract employees, 2 part-time contract employees, and a further 5 part-time contract employees providing various administrative and support services through consulting companies. The tasks and duties undertaken by employees include corporate management, legal counseling, administration, accounting, sales and marketing, and product development. The Company contracts with certain other consultants to provide oil and gas project review and property management as is required.

ITEM 2. DESCRIPTION OF PROPERTIES

Real Estate Investments

The Company currently has investments in commercial and residential real property located in the City of Calgary, Alberta. Its policy regarding real estate investments has been to invest in commercial properties that it believes will generate positive monthly net income. There are presently no limitations on the number of mortgages that may be placed on any property owned by the Company. The Company intends to divest its existing commercial real estate holdings in fiscal 2003 and does not anticipate any new acquisitions of real estate. All operations of the Company's commercial real estate assets are handled through property management companies.

Commercial Property #1- 335-25th St. S.E. Calgary, Alberta

This property is a single story building on 1.68 acres and is comprised of 14,960 square feet of office space and 7,185 square feet of laboratory space. The property was acquired in August 2000 at a cost of $1,427,400 (CDN $2,225,000). Lease holding improvements totaling $67,654 (CDN$106,643) have been completed since the acquisition of the property. The book value as of December 31, 2002, net of depreciation totaling $93,052 (CDN $146,677) is $1,386,143 (CDN$2,184,967), comprised of $479,606 (CDN$756,000) for land and $999,588 (CDN$1,575,643) for buildings and improvements. See "FINANCIAL STATEMENTS" below.

The Company holds a fee simple title to this property. The Company has no present plans for the improvement of this property, and management believes the property is adequately covered by insurance.

Presently the property has an occupancy rate of 71%, with three primary tenants that each occupies between 10% and 30% of the total space in the building. The Company has entered into head lease agreements with each of these 3 tenants, one of which is the Company's wholly-owned subsidiary, Capital Canada. Capital Canada has subleased all of its available square footage to two corporate entities.

The first head lease agreement for 6,546 square feet of office space is between the Company and Toshiba, which was assigned to the Company upon the purchase of the building. The Toshiba lease generates $47,759 (CDN $75,282) in annual rental payments and expires July 31, 2005. Annual lease rates per square foot remain constant at $7.30 (CDN $11.50) plus operating costs. Toshiba is a major supplier of office equipment.

The second head lease agreement is with Group 4 Falck ("Group 4") for 6,386 square feet of office space. The Group 4 lease currently generates $29,372 (CDN $46,298) in annual rental payments and expires November 30, 2007. Annual lease rates per square foot escalate over the term of the lease as follows: $4.60 (CDN $7.25) in 2003, $5.23 (CDN $8.25) in 2004, $5.39 (CDN $8.50) in 2005, $6.03 (CDN $9.50) in 2006 and$6.98 (CDN $11.00) in 2007, plus operating costs. Group 4 provides airport security services.

The third head lease agreement is with the Company's wholly owned subsidiary Capital Canada for 2,822 square feet of office space and lab space for a term of 5 years, expiring on October 31, 2005 at an annual lease rate of $21,483 (CDN$33,864), or $7.61 (CDN$12.00) per square foot. Capital Canada has subleased all available space to two tenants, with agreements expiring December 31, 2003 at $7.62 (CDN $12.00) per square foot and October 31, 2005 at $10.15 (CDN $16.00) per square foot, escalating to $11.42 (CDN $18.00) per square foot in years three through five of the sublease. The subleases are both to companies involved in the chemical industry. Presently the Company receives incremental income from these leases through consolidation of Capital Canada's operations for purposes of Fact's financial reporting. Upon the completion of the spin-off of Capital Canada, the Company will only receive rental income from Capital Canada, and will no longer benefit from the incremental income generated by Capital Canada's two subtenants.

All the head leases and the subleases granted, save one sublease expiring December 2003, will expire during the fiscal year ended December 31, 2005 or the fiscal year ended December 31, 2007. The average effective annual rental is $10.72 per square foot. The property is depreciated over 25 years using the straight line method of depreciation which is the same method adopted for tax purposes. Annual property taxes are $31,223. The Company is currently in negotiation for the lease of vacant space totaling 6,392 square feet of laboratory and office space.

Commercial Property #2- 1528/1530-9th Ave S.E., Calgary, Alberta

This property is a two-story commercial building located in the City of Calgary. The building is comprised of approximately 7,680 square feet of usable office space divided equally into two condominium units.

The Company, through its wholly owned subsidiary, Wall Street Real Estate Ltd., holds a fee simple title to this property and used working capital of $174,460 (CDN $275,000) to purchase the building on December 1, 2000. Renovations on the building were completed during the year ended December 31, 2001 and amounted to $216,176 (CDN$340,758). The book value as of December 31, 2002, net of depreciation totaling $14,001 (CDN $22,070) is $376,635 (CDN$593,688), comprised of $40,602 (CDN$64,000) for land and $350,035 (CDN$551,758) for buildings and improvements. See "FINANCIAL STATEMENTS" below.

The Company has no present plans for the improvement of this property and management believes that this property is adequately covered by insurance.

This property has an occupancy rate of 100%. The Company has entered into head lease agreements with two tenants that occupy 50% and 40% of the of the total space in the building respectively. The Company has retained 768 square feet for its own use.

The first head lease agreement for 3,072 square feet of office space is between the Company and International Securities Group Inc. ("ISG"), a related party. ISG is a junior venture capital company, whose sole shareholder is a director of the Company. ISG's director and sole shareholder, Mr. W. Scott Lawler, is also a member of the Company's Board of Directors (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS"). The ISG lease currently generates $17,540 (CDN $27,648) in annual rental payments and expires July 31, 2006. Annual lease rates per square foot are $5.71 (CDN $9.00), plus operating costs. ISG has subleased 1,811 square feet of office space to its clients, all of whom are junior development companies.

The second head lease agreement for 3,840 square feet of office is between the Company and 5 Crowns Investment Corporation ("5 Crowns"). This lease currently generates $21,925 (CDN $34,560) in annual rental payments and expires January 31, 2007. Annual lease rates per square foot are $5.71(CDN $9.00), plus operating costs. 5 Crowns, a private offshore investment company, in turn has sublet the entire premises to Westsphere Asset Management Inc. whose principal business is that of a holding company for wholly owned subsidiaries. Additionally, 5 Crowns has an option to purchase the building on the following schedule:

1.        $241,072 (CDN $380,000) if the option is exercised no later than February 1, 2003.

2.        $253,760 (CDN $400,000) if the option is exercised no later than February 1, 2004.

3.        $266,448 (CDN $420,000) if the option is exercised no later than February 1, 2005.

4.        $279,770 (CDN $441,000) if the option is exercised no later than February 1, 2006.

5. .      $293,727 (CDN $463,000) if the option is exercised no later than February 1, 2007

The option is null and void after February 1, 2007.

The property is depreciated over 25 years using the straight line method of depreciation, which is the same method adopted for tax purposes. Annual property taxes are $2,411.

Residential Property - 836 McKenzie Lake Bay S.E, Calgary , Alberta

This property is a single family residence located in a lakeside community and was purchased by the Company for use by its then President and as an enticement for him to relocate to Calgary, Alberta. This home is approximately 6,300 square feet on 1/3 of an acre, with an acquisition cost of $517,036 (CDN $815,000, and the book value as of December 31, 2002, net of depreciation totaling $32,777 (CDN $51,667) is $484,259 (CDN$763,333), comprised of $199,836 (CDN$315,000) for land and $317,200 (CDN$500,000) for buildings and improvements

The Company has a fee simple title to this property. It is the opinion of management that this property is adequately covered by insurance.

The property is depreciated over 25 years using the straight line method of depreciation which is the same method adopted for tax purposes. Annual property taxes are $4,368.

Mr. Lawler occupies the property and makes all payments related to the property's mortgage, insurance and property taxes. There are no present plans to make any further improvements to this property, and it is anticipated that during the fiscal year ended December 31, 2003 Mr. Lawler will exercise an option to acquire this property from the Company.

Real Estate Commitments - Financial and Other:

Commercial Property #1 - 335-25th St. S.E., Calgary, Alberta:

The Company holds a fee simple title to this property. In purchasing this property, the Company received a mortgage in the initial amount of $1,015,040 (CDN $1,600,000) secured by the property. The mortgage is held by Standard Life and had a balance of $931,552 (CDN$1,468,399) as at December 31, 2002. The balance accrues interest at the rate of 8.60% per annum and the loan is amortized over fifteen years, maturing on September 1, 2005. Monthly payments of principal and interest total $9,966 (CDN$15,709). If all principal and interest payments are made as required between now and the maturity date, the loan will have a balance of $842,828 (CDN$1,328,544) at maturity. The loan cannot be prepaid.

There is a second mortgage on this property with Access Mortgage Corporation Limited as at January 2003 and a third charge on this property by way of a convertible debenture, both of which are more particularly described below.

Commercial Property #2 - 1528/1530-9th Ave S.E., Calgary, Alberta

The Company received an original mortgage on this property of $211,115, secured by the property, for a period of one year from a related party. The mortgage accrued interest at the rate of 10% per annum, expiring April 11, 2002. This holder released the property from the mortgage thereafter, and the balance due was converted to a secured convertible debenture, accruing interest at 18% per annum and payable on December 31, 2004. During the course of fiscal 2002 the Company transferred title on this property to its wholly owned subsidiary, Wall Street Real Estate Ltd., and obtained a loan secured by the property in the principal amount of $293,093 (CDN$462,000) from the Alberta Treasury Branches ("ATB"). As at December 31, 2002 the mortgage had a remaining balance of $289,598 (CDN$456,491).

The ATB loan bears interest at a rate of Canadian prime (4.5% as of December 31, 2002), plus 2%. The loan is amortized over 20 years and matures June 30, 2003. Monthly payments of principal and interest are $2,474 (CDN$3,900). There is a second mortgage on this property with Access Mortgage Corporation Limited as at January, 2003 and a third charge on this property by way of a convertible debenture, both of which are more particularly described below.

Residential Property - 836 McKenzie Lake Bay S.E, Calgary , Alberta

The Company obtained a mortgage on this property from the Alberta Treasury Branches in the initial amount of $361,745 (CDN$570,217), secured by the property. The balance accrues interest at a rate of Canadian Prime less 0.25%, compounded, and adjusted on a semi-annual basis. As at December 31, 2002 the effective rate of interest was 4.29%. The loan is amortized over 25 years and matures on May 1, 2005. As at December 31, 2002 the mortgage had a remaining balance of $335,878 (CDN$529,443). If all principal and interest payments, but no prepayments, are made as required up to the maturity date, the loan will have a balance of $304,307 (CDN$479,677). Up to 20% of the original loan amount may be prepaid in each calendar year without incurring a penalty. Monthly payments of principal and interest are $2,479 (CDN$3,908). Mr. Lawler has the option to purchase the property. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS").

Other Security Pledges

During fiscal 2002, the Company converted its mortgage with the related party lender in the initial amount of $211,115, as well as certain other loans advanced to the Company by this lender, to a secured convertible debenture in the amount of $650,000 bearing interest at a rate of 18% p.a. and secured by a third charge over the Company's two commercial properties, and a fixed and floating charge over all of the other assets of the Company, other than the residential property, including accounts receivable and investments. The loan is convertible into the Company's common shares at the rate of $0.40 per share until maturity, December 31, 2004. Interest on the debenture is accrued and payable monthly on the last day of each month until maturity, at which time principal and all accrued, unpaid interest shall be due and payable, unless the debenture has been converted to equity.

During January, 2003 the Company negotiated a second mortgage on both commercial buildings with Access Mortgage Corporation Limited. The mortgage is in the principal sum of $317,200 (CDN $500,000), bearing interest at 1.50% per month. The loan is due on February 1, 2004, with interest payments of $4,758 (CDN $7,500) due on a monthly basis commencing March 1, 2003. An amount equal to one year of interest payments was held back from the proceeds of the loan to cover all required monthly interest payments. The Company paid brokerage fees of 5.35% to Arres Capital Inc., and lender fees of 1.25%. The Borrowers are the Company and Wall Street Real Estate Ltd. Security for the mortgage is as follows:

- A promissory note in the amount of $317,200 (CDN$500,000) with interest at the rate of 1.5% per month;

- A second mortgage over Commercial Property #1 and Commercial Property #2; and,

- A general security agreement comprising a charge on all assets of the Borrowers except for the shares of Capital Reserve Canada Limited held by Fact Corporation.

See "FINANCIAL STATEMENTS" below.

Oil and Gas Properties

Canadian Oil and Gas

Capital Canada has a 5% interest in six wells and a gathering facility in a producing oil and gas field known as Chestermere located in the Chestermere/Crossfield areas of the Province of Alberta, Canada. Compton Petroleum Corporation, a company located in Calgary, Alberta, Canada operates the property.

As at the fiscal year ended December 31, 2002 there were five producing wells located on these properties that had gross sales totaling 39,715 bbls of oil, 60,570 BOE of gas and 3,145 bbls of other products. The average sales price per barrel of oil produced was $22.55 (CDN$35.54) and the average sale price for gas produced was $2.56 (CDN$4.03) per MCF. The average lifting cost per equivalent barrel of oil (gas volumes were converted to oil volumes assuming 6 MCF of gas equals 1 barrel of oil) during 2002 was $7.62 (CDN$12.01).

During the previous fiscal year there were five producing wells located on these properties that had sales totalling 46,200 bbls of oil, 51,840 BOE of gas and 220 bbls of other products. The average sales price per barrel of oil produced was $21.37 and the average sale price for gas produced was $3.24 per MCF. The average lifting cost per equivalent barrel of oil (gas volumes were converted to oil volumes assuming 6 MCF of gas equals 1 barrel of oil) during 2001 was $7.08.

The cost of the acquisition of this field was $612,788 (CDN $900,000), which was paid by way of $204,263 (CDN$300,000) in cash and in 817,050 shares of common stock of the Company, at a deemed price of $0.50 per share. The cash payment was made from the draw down of $204,263 (CDN$300,000) from a stand-by operating line of credit at an annual interest rate of the Bank of Canada of prime rate plus 1% provided to Capital Canada by the Alberta Treasury Branches. The line of credit was secured by a floating charge debenture over all of Capital Canada's assets. The line of credit was renegotiated in September 2001, and again in May 2002, to a term loan with payments of $6,344 (CDN$10,000) per month. The outstanding balance on the loan at December 31, 2002 is $44,408 (CDN$70,000). The Alberta Treasury Branches is an Agent of the Crown in right of the Province of Alberta, Canada and operates under the Alberta Treasury Branches Act, Statutes of Alberta, 1997. Under that Act, Alberta Treasury Branches was established as a provincial corporation. During the fiscal year ended December 31, 2001 the book value of this property was substantially reduced by an impairment of reserves totaling $483,987. The net book value as at the fiscal year ended December 31, 2002 is $76,919, net of accumulated depreciation, depletion, amortization and the impairment of reserves.

Capital Canada's average monthly net loss from this interest for fiscal year 2002 was $58 (2001-Average monthly gain of $475). During the year ended December 31, 2002, Capital Canada expended $12,621 on workovers and recompletion of wells. During fiscal year 2001, Capital Canada spent $32,060 on drilling one well, which was cased and shut in pending evaluation of alternative target zones, and $26,017 on capital expenditures for workovers and re-completion of the wells.

U.S. Oil and Gas

The Company held a 5% interest in shut-in wells located in Rosebud and Garfield Counties, Montana. During the fiscal year 2000 the Company expended a total of $36,555 on drilling two wells. Both wells were dry holes. The Company also held a 4% working interest in 54,237.57 acres. During fiscal 2002 the Company divested these interests for total consideration of 40,000 shares of Terra Nostra Resources Ltd., a publicly traded corporation, and a commitment by Terra Nostra to drill a well on the property planned for summer 2003. Should Terra Nostra Resources Ltd. opt not to drill the well then the property will revert back to the Company. The investment in Terra Nostra Resources Ltd. is stated at $10 on the balance sheet at December 31, 2002, reflecting the current illiquidity in the public market for the shares of Terra Nostra Resources Ltd.

Marketable and Non-Marketable Securities

During fiscal 2000 the Company became interested in a heavy oil upgrading technology known as "CPJ". As a result of this interest, the Company made equity investments in Texas T Resources Inc. ("Resources"), a public reporting Alberta corporation whose shares are traded on the TSX Venture Exchange under the symbol "TXT", and its private subsidiary, Texas T Petroleum Ltd. ("Petroleum"), a Colorado corporation. The proceeds of the investments were used by Resources and Petroleum to assist in the development of the technology. A summary of the investments is included below:

On August 1, 2000, in consideration of cash proceeds advanced to Resources, the Company entered into a private placement agreement and acquired 2,000,000 units of the common stock of Resources at a price of $0.0677 per unit, each unit comprised of one common share and one share purchase warrant entitling the Company to purchase one additional share at $0.088 per share for a period of two years from the date of issue. The warrant expired unexercised during the fiscal year ended December 31, 2002.

Subsequently in the fiscal year 2000 the Company also completed a private placement with Petroleum and acquired 2,000,000 units at $0.50 per unit, each unit comprised of one common share and one share purchase warrant entitling the Company to purchase one additional share at $1.00 per share for a period of three years from the date of issue. On March 6, 2001 Petroleum completed a reverse split of its share capital at the rate of 10:1, which resulted in the Company's shareholdings in Petroleum being reduced from 2,000,000 units to 200,000 units. The Company's percentage ownership of Petroleum remained constant following the reverse split.

On July 3, 2001 the Company completed a Stock Exchange Agreement with an unrelated third party where the Company exchanged 652,252 units of Resources for 106,101 common shares of Petroleum.

On December 20, 2001, 300,000 shares of the common stock of Petroleum was returned to treasury increasing the Company's percentage ownership form 13.9% to 16.2%.

As of December 31, 2002 the Company owns 1,347,748 shares (6.2%) of Resources which has been recorded on the financial statements with a value of $17,100 based on the quoted market price of the stock at that date.

As of December 31, 2002 the Company owns 306,101 common shares (16.2%) and a warrant to acquire an additional 200,000 common shares of Petroleum which expires October 31, 2003. These securities are non-marketable and as a result of the Company's analysis of Petroleum's divestiture of its interest in the heavy oil technology December 20, 2001, representing a divestiture of substantially all of Petroleum's assets, the Company has determined that this investment has a net realizable value of $112,510 as at December 31, 2002.

The Company's total combined investment in marketable and non-marketable securities as at December 31, 2002 is $105,386, after the elimination of the Company's shares held by Petroleum valued at $24,225. Unrecognized holding losses at December 31, 2002 amount to $68,324.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings other than in the ordinary course of business as of the date of this filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock trades on the OTC/BB under the symbol "FCTTA". Following is a report of high and low bid prices for the last two fiscal years.

Year 2002	High	Low
4th Quarter ended 12/31/02	0.52	0.28
3rd Quarter ended 9/30/02	0.69	0.48
2nd Quarter ended 6/30/02	0.70	0.30
1st Quarter ended 3/31/02	0.72	0.41

Year 2001	High	Low
4th Quarter ended 12/31/01	0.89	0.37
3rd Quarter ended 9/30/01	0.45	0.32
2nd Quarter ended 6/30/01	0.51	0.30
1st Quarter ended 3/31/01	1.06	0.38

The information as provided for the year 2001 was provided by Yahoo Finance's website. The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 28, 2003, there were 7 market makers in the Company's stock. The last available reported trade by the OTC/BB prior to the filing of this report was April 11, 2003 at $0.23.

As of March 3, 2003, there were 719 record holders of the Company's stock.

During the last two fiscal years, no cash dividends have been declared on the Company's stock.

(b) RECENT SALES OF UNREGISTERED SECURITIES

On July 22, 1999, the Company commenced a private placement offering, pursuant to Rule 506 of Regulation D ("Reg. D") promulgated by the SEC under the U.S. Securities Act of 1933 (the "Securities Act"), of up to 2,000,000 units, each unit comprised of one share of common stock and a warrant to purchase an additional share of common stock for $1.00 for a period of three years. As of March 31, 2000, the offering was oversubscribed. During the quarter ended June 30, 2000, the Company elected to exercise its right under the terms of the offering to accept a portion of the subscriptions. As a result, the Company sent a letter to the subscribers notifying them that they could either receive a return of a portion of their subscription or apply a portion of their subscription towards the exercise of the warrants issuable with their subscriptions. As a result, certain of the subscribers elected to exercise a total of 415,730 warrants and certain subscribers requested back any funds in trust or on deposit. The offering closed on July 27, 2000, and all of the shares have been issued. The following is a list of the subscribers:
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

On April 24, 2000, the Company's then President and a member of its Board of Directors, Mr. W. Scott Lawler, subscribed for a private placement of 167,842 shares of common stock at $1.00 per share. The shares were issued pursuant to the exemption from registration found in Reg. D. No commissions or finders fees were paid in connection with this offering. The net proceeds to the Company realized from this offering were $167,842.

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

On November 5, 2001, the Company commenced a private placement offering, pursuant to exemptions provided by Section 4(2) of the Securities Act and Reg. D, of up to 1,000,000 units, each unit comprised of one share of common stock and a warrant to purchase an additional share of common stock for $1.50 for a period of two years from the date of issuance. This offering was closed as of March 15, 2002. Following is a list of all of the subscribers under this offering:
Argonaut Management Group Inc.	Art Willms	Brian Carey
Daniel T Flynn	Daniel J. Flynn

No commissions or finders fees were paid in connection with this offering. Under the offering the Company issued a total of 55,033 Class A common shares. The net proceeds to the Company realized from this offering were $41,275.

On May 17, 2002, the Company entered into a Consulting Agreement with Princeton Research Inc., a Nevada corporation ("Princeton"), whereby Princeton was retained to locate capital and financing opportunities for the Company. Pursuant to such agreement, the Company issued to Princeton 300,000 restricted shares of its Class A Common Stock. The shares were valued at $0.56 per share for a total of $168,000. The shares were issued pursuant to exemptions provided by Section 4(2) of the Securities Act and Reg. D. No commissions or finders fees were paid by the Company in connection with the sale of these shares.

On August 15, 2002, the Company entered into a Consulting/Advisory Services Agreement with Independent Financial Consultants Network, a division of The National Capital Companies Inc., a company located in Orange County, California ("National"), whereby National was to provide the Company with certain consulting services and assistance in locating financing sources. Pursuant to such agreement, the Company issued to National a total of 24,176 shares of its Class A Common Stock. Additional securities were also issued to National but were later cancelled upon the Company's cancellation of the agreement on October 10, 2002 due to non-performance. The shares received by National were valued at $14,990, or $0.62 per share. The shares were issued pursuant to exemptions provided by Section 4(2) of the Securities Act and Reg. D. No commissions or finders fees were paid by the Company in connection with the sale of these shares.

On October 1, 2002, the Company entered into a Financial Public Relations Agreement with Resource Investors Group Inc., an Alberta corporation ("Resource Investors"), whereby Resource Investors provides the Company with public relations services and marketing services. Pursuant to such agreement, the Company issued to Resource Investors 350,000 restricted shares of its Class A Common Stock. For purposes of financial reporting the shares were valued at the 10 day average trading price of the Company's shares, or $0.534, for a total of $186,900. The shares were issued pursuant to exemptions provided by Section 4(2) of the Securities Act and Reg. D. No commissions or finders fees were paid by the Company in connection with the sale of these shares.

On November 1, 2002, the Company issued 50,000 restricted shares of its Class A Common Stock to Bahamian Overseas Investments Ltd. as the assignee of the rights to receive such shares under a Financial Consulting Agreement entered into by the Company and Mr. Brian Manko on December 7th, 2001. For purposes of financial reporting the shares were valued at the 10 day average trading price of the Company's shares, or $0.443, for a total of $22,150. Pursuant to such Agreement, Mr. Manko was to provide the Corporation with certain financial consulting services. The shares were issued pursuant to exemptions provided by Section 4(2) of the Securities Act and Reg. D. No commissions or finders fees were paid by the Company in connection with the sale of these shares.

On November 1, 2002, the Company issued 15,000 restricted shares of its Class A Common Stock in exchange for certain financial consulting services rendered to the Company by Mr. Marc Baribeau. For purposes of financial reporting the shares were valued at the 10 day average trading price of the Company's shares, or $0.443, for a total of $6,645. The shares were issued pursuant to exemptions provided by Section 4(2) of the Securities Act and Reg. D. No commissions or finders fees were paid by the Company in connection with the sale of these shares.

On December 19, 2002, the Company entered into a written Agreement with First American Financial Group, a company located in New York City ("First American"), whereby First American was to provide the Company with the services of First American's broker-dealer marketing program. In connection with such agreement, the Company issued to First American 250,000 restricted shares of its Class A Common Stock, of which 150,000 shares were delivered to First American. On March 11, 2003, the Company cancelled this agreement on the basis of First American's failure to perform the duties and tasks which it was required to perform pursuant to the agreement. The Company canceled 100,000 of aforementioned the shares and has demanded that First American return the remaining 150,000 shares to the Company for cancellation. For purposes of financial reporting the shares which remain outstanding were valued at $0.40, for a total of $60,000. The shares were issued pursuant to exemptions provided by Section 4(2) of the Securities Act and Reg. D. No commissions or finders fees were paid by the Company in connection with the sale of these shares.

On December 31, 2002, the Company entered into a Financing and Security Agreement with Ultimate Resort Destinations, Inc., a private Alberta corporation ("Ultimate") which shares a common officer and director with the Company. In connection with such agreement, the Company issued to Ultimate a Secured Convertible Debenture with respect to the total amount of $650,000 that had been provided by Ultimate to the Company in a series of loans since January 2001 for working capital and renovations to one of the Company's commercial buildings. As part of this agreement, the Company issued to Ultimate 107,250 restricted shares of its Class A Common Stock. For purposes of financial reporting the shares were valued at the 10 day average trading price of the Company's shares, or $0.3645, for a total of $39,093. The Secured Convertible Debenture accrues interest at the rate of eighteen percent (18%) per annum and matures on December 31, 2004. Payments of accrued interest are due and payable on the last day of each month, up to maturity, at which point principal and any accrued but unpaid interest is due and payable. The principal amount of this debenture is convertible into shares of the Company's Class A Common Stock at a conversion price of $0.40 per share. If the shares underlying the debenture are registered by the Company with the SEC in an effective registration statement and the market price of the Company's Class A Common Stock exceeds $1.00 for a consecutive ten (10) day period, the balance of this debenture and all accrued and unpaid interest thereon will automatically convert into 1,625,000 shares of Class A Common Stock. This debenture was issued pursuant to exemptions provided by Section 4(2) of the Securities Act and Reg. D. No commissions or finders fees were paid by the Company in connection with the sale of these shares.

All Other Issuances

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity Compensation plans approved by security holders	650,000	$1.00	350,000
Equity Compensation plans not approved by security holders	None	N/A	None
Total	650,000	$1.00	350,000

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  Plan of Operation

  At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company does generate income from sales of functional premix, rental income and income from producing oil and gas properties on a monthly basis, these proceeds are not sufficient to meet the Company's current monthly overhead, which includes the on-going business of three operational subsidiaries. Additionally, the Company is divesting its interests in its operating oil and gas subsidiary, Capital Canada, in the first half of fiscal 2003, at which point, income will be restricted to sales of functional premix and rental income. The Company will require approximately $1.7 million to cover its anticipated overhead and operational needs for the upcoming twelve month period (excluding oil and gas operations). Revenues generated from existing operations (excluding oil and gas operations) are expected to offset operational overhead by approximately $457,000, including projected net revenues of $308,000 from its functional food business and $149,000 from its commercial rental properties, during the upcoming twelve months. While the Company has projected net revenues from its functional foods operations of approximately $308,000 over the upcoming twelve months, there is no guarantee these projections will be achieved. Therefore, the Company may be required to raise up to an additional $1.55 million to meet its projected costs. The Company expects that it will be able to obtain additional equity and/or debt financing to meet this need. The Company has identified a source for this purpose, however, no funding commitment has been received as of the filing date of this report. The Company may be required to identify additional sources for financing, and intends to contact investors that have previously provided funds to the Company.

  The Company's operational plans call for the expenditure of approximately $302,500 over the next twelve months on ongoing product refinement, technical support, development of second and third generation functional formulations, market research and clinical testing, including salaries paid to employees and consultants retained for the purposes of providing research and development support. The Company does not intend to participate in any further development of its existing oil and gas properties and has commenced the spin off of Capital Canada, which it expects will be concluded during the second quarter of 2003. In addition the Company intends to divest its real estate assets and equity investments in order to focus on the management and operation of its developing functional foods business. In the event the Company does divest these other assets, funds derived from the sales will reduce our requirement to raise additional capital. It is impossible to determine the exact impact a sale of one or all of these assets would have on the current cash requirement.

  Additionally, under the terms of the agreements whereby the Company acquired its ownership of FACT Group, the Company is required to provide total capitalization of $3 million to FACT Group in order to finalize the acquisition. Included in the cash requirements noted above of $1.7 million over the next twelve months is an amount of $912,055 with respect to the operations of FACT Group. At December 31, 2002, the Company had funded a total of $479,401 to FACT Group in respect of its ongoing operational expenses. An additional $125,000 (approximate figure) has been expended to the filing date of this report.

  Should it be required, and the Company be able to negotiate favorable terms, the Company may look to raise funds in excess of the current cash requirement of $1.7 million by way of debt or equity financing in order to fulfill the $3 million capitalization requirement referenced above within the upcoming twelve months. Alternately, if it becomes apparent there is no further requirement to raise capital for the operations of FACT Group should the Company be successful in reaching positive cash flow during fiscal 2004, the Company will look to negotiate an amendment to the acquisition agreements relating to the capitalization provisions currently in place.

  The Company anticipates that its subsidiary FACT Group will hire an additional one to three employees during the upcoming twelve months should the functional foods business meet projected operational and revenue targets.

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

FUNCTIONAL FOODS BUSINESS:

- We may not be able to profitably commercialize formulations for our functional premixes. Existing supply agreements with customers and ongoing expressions of interest from potential customers may not result in new or continuing supply or licensing agreements or generation of revenues in the time frame we envision, if at all.

- While we may be able to secure supply and licensing contracts with recognized food industry clients, our products may not gain market acceptance from the end-of-the-line retail consumer.

- We may not be successful in educating the mainstream community as to the benefits of our products, even in partnership with larger, more experienced client firms and the proper resources.

- We may not be able to secure favorable long-term agreements with our ingredient suppliers, and as a result may not be able to provide our clients product in a timely fashion and at the right price point.

- Larger, more capitalized and more resourceful corporations may introduce products into the marketplace in direct competition to our client's products, or our premixes, and we may not be able to successfully maintain market share.

- Even if we secure multiple clients and our products gain market acceptance, we may not be able to successfully expand our business to meet our projected growth, or respond effectively to the industry's demand for new products.

- While our formulations will be protected under stringent non-disclosure and confidentiality agreements, that may not provide the Company adequate protection and others may be able to develop similar formulations.

OIL AND GAS OPERATIONS:

Until such time as the Company can complete the spin off of its operating oil and gas subsidiary, Capital Canada, a portion of its operations and potential revenue stream will be obtained from oil and gas operations. Such operations may be affected by numbers external factors including:

- The general marketability of oil and gas, including fluctuations of the market price of both oil and gas.

- The world price of oil.

- The supply and demand for gas.

- The deregulation of gas prices.

- The proximity to and capacity of pipelines.

- Other external factors including government regulations relating to prices, taxes, royalties, land tenure, allowable production, import and export of oil and gas and environmental protection.

- The Company may not be able to successfully market its current oil and gas assets so that we recover our initial investment.

REAL ESTATE OPERATIONS:

Until such time as the Company can successfully divest its real estate assets, a portion of our operations and potential revenue stream will be derived from leasing activities which generate rental income. Such operations may be affected by a number of external factors including:

- The rental market for commercial real estate is subject to fluctuations which may prevent the Company from keeping its properties leased or from achieving 100% capacity lease arrangements.

- The ability of the Company to continue to generate income from its rental properties is somewhat dependent on the ability of the Company to offer competitive lease rates within the immediately surrounding area.

- Presently a portion of the Company's existing rental income is generated through lease payments from development stage businesses that may not realize revenues, or continue to realize revenues sufficient to meet their ongoing lease obligations.

- The tenants of the Company's real estate properties may default on their payment obligations and the Company may not be able to locate suitable replacement tenants.

- The ability of the Company to recognize value for its real estate is dependent upon a fluctuating real estate market. The Company may not be able to successfully market its assets so that we recover our initial investment.

INVESTMENTS IN MARKETABLE AND NON-MARKETABLE SECURITIES:

The Company has made equity investments in a public reporting Alberta corporation and its private subsidiary, as well as a second public reporting corporation. The ability of the Company to recover its initial investment or realize a gain is subject to numerous external factors including: the marketability of the acquired securities, the liquidity of the market for the securities, the ability of the corporations in which the Company has invested to continue to operate their businesses and achieve successful operations, and factors affecting the business environment of the corporations in which the Company is invested.

GENERAL OPERATIONS:

- We have a limited operating history and, therefore, little history on which to base any forecasts.

- Although the Company intends to divest all non-core assets and investments, we are presently operating in several different industry segments, each of which are subject to substantial external risk factors which may affect the Company's ability to recognize value.

- We have incurred substantial operating losses and risk never becoming profitable.

- Shareholders will face substantial dilution of their equity ownership percentage if we have to issue additional shares to raise capital or make new acquisitions. The extent of potential dilution depends significantly on the market price of our outstanding shares and may cause significant dilution in the value of your investment.

-We may not have sufficient revenues from operations to continue to operate and may be unable to obtain further financing prior to achieving profitable results.

Forward-looking statements included in this report speak only as of the filing date of this report and we do not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Overview

The Company is a development stage company with operations in the functional food industry, real estate, and oil and gas industries. The Company also holds certain equity investments in two public reporting corporation and one private corporation. With the acquisition of FACT Group as a wholly owned subsidiary in November 2001, Fact determined to re-focus its operations on one industry sector, the functional foods arena, and has determined to divest the balance of its assets in favor of developing its functional foods business. The Company will proceed with the divestiture of each of its assets immediately upon reaching satisfactory agreements for sale, the intent being a recovery or gain on the initial investment. The Company has already commenced a spin off of its operating oil and gas subsidiary, Capital Canada.

The following paragraphs provide an overview of the industry sector in which the Company will focus its resources, and in which we are currently developing our business directly and through certain wholly owned subsidiaries.

Functional Foods Industry

In 1989, Stephen DeFelice, chairman of the Foundation for Innovation in Medicine, first introduced the term, "nutraceutical" to describe foods with nutritional and pharmaceutical qualities. More recently the term "nutraceutical" has become commonly substituted for the term "functional". "Functional foods" can best be described as foods, similar in appearance to conventional foods that are consumed as part of a usual diet, which demonstrate physiological benefits and/or reduce the risk of chronic diseases beyond basic nutritional functions. To answer North America's appetite for health, many ingredient suppliers have developed functional ingredients for use in foods. In 2001, the U.S. functional foods market was estimated at $17.6 billion, with a 10% annual growth rate.

The mainstream consumer is changing. As people learn more about the links between diet and health, and as the necessity for special needs diets is growing rapidly in North America, consumers are recognizing the benefits offered by functional foods, and they are actively seeking to include these products in their daily diets. The key is to offer consumers these added health benefits in foods they already enjoy, and to make certain they taste good in order to establish repeat sales of functional products. Companies intending on competing in this sector must also be willing to make a commitment to provide the consumer with educational materials and information to help them make healthier choices.

FACT Group has developed a line of functional dough and batter based formulations in order to supply and license turnkey premixes providing health benefits to a variety of customers for the manufacture of finished products, including a variety of breads, bagels, pasta, pizza crust and sweet baked goods such as cookies, muffins and cakes.

These products have been specially formulated for manufacturers to complement their existing non-functional products and capture significant incremental revenue with no change to existing manufacturing processes. Use of FACT Group's proprietary premixes enables manufacturers to address numerous health conditions which face the North American consumer, including the following concerns:

. Weight Management/Control/Obesity

. Diabetes

. Heart Disease

. Carbohydrate Management

. Digestive Health

. Dietary fiber enhancement

FACT Group estimates there are over 60 million Americans actively following a specific dietary regimen at any time, over 40 million Americans who suffer from some form of chronic digestive disorder, 2 of every 5 Americans have high cholesterol, and over 16 million Americans are diagnosed diabetics. By eating products made with FACT Group's functional premixes as a part of a regular daily diet, end consumers do not have to dramatically change their lifestyle in order to reap the benefits of reduced digestible carbohydrates, increased fiber, reduced calories, low sodium, no added sugar and no cholesterol.

FACT Group's products taste excellent and exceed benchmarks established for functional foods in the past, a key factor in ensuring FACT Group's success in the marketplace. Weight management and fiber enhancement solutions through healthy, functional foods is a large and growing segment of the overall food category and through sales of premix to manufacturers, who create a variety of food products, FACT Group will be able to provide solutions to consumers in supermarkets, specialty healthfood stores, restaurants, foodservice distributors and convenience stores with minimal associated overhead.

The multiple benefits associated with the products created from FACT Group's functional premixes allow customers to position new functional products to suit their current market positioning, generate line extensions or create entirely new product lines with functional benefits.

FACT Group has made application to trademark its own symbol for brand recognition, Healthy Lifestyle™, which is intended to stand as a symbol of quality ingredients on customers' end packaging in support of the health benefit positions they intend to market, adding value, similar to the NutraSweet® swirl.

Present Situation

FACT Group presently has market ready functional premixes for breads, pizza crust, bagels, pasta and sweet goods products and has completed premix supply agreements with two initial customers. In November 2002, the Company commenced premix sales for the manufacture of functional bagels to Western Bagel Baking Corporation (California), as well as sales of premix for the manufacture of functional fresh pasta to Destinos Fresh Pasta (New York) for use in their NY based chain of restaurants. The Company is presently in negotiation with a variety of other industry manufacturers, distributors and food service companies for the supply and licensing of additional functional premixes. Moreover the Company is constantly developing new functional formulations and improving existing products.

The Company anticipates it will achieve gross sales of approximately $1.2 million in fiscal 2003 from the sale of premix to existing and new customers across various product categories.

Presently the Company is seeking to raise additional equity or debt capital of up to $1.7 million, of which $912,055 is allocated to fund the operations of FACT Group. Presently the Company does not have commitments to provide these funds. Additionally, the Company may realize funds during the current fiscal year to assist with its ongoing operations through the sale of certain assets targeted for divestiture.

Our products

Products currently being marketed by the Company include formulations for bread, bagels, fresh pasta and sweet baked goods which offer the consumer a combination of added health benefits including: no sugar, no cholesterol, reduced carbohydrates, low fat, high fiber and low sodium. The foundation or "core" of each of the end products is a dough or batter based system, the composition of which varies depending on the product type and flavor. The Company currently uses two independent blending facilities located in New York state, to blend the dry ingredients forming our premix. Agreements with the blending facilities allow FACT Group to maintain control over its proprietary formulations and ensure the formulations remain proprietary. The blend of dry ingredients for each product category, referred to as "premix", is then be delivered to FACT Group's customers for addition of the balance of ingredients, manufacturing of product and distribution. Products are distributed under the clients' brand or private label and packaging includes FACT Group's master brand, "Healthy Lifestyle™", whenever possible to help retail consumers identify that the products contain our functional premixes. Revenues are generated by way of a fixed cost per pound of premix sold to the customer.

Targeted industry segments

Bread

The U.S. market is divided into 2 product categories: packaged branded bread i.e. (Wonderbread) and fresh bakery bread. Bakery breads are produced on site by supermarket in-store bakeries or by other retailers, including independent bakeries. FACT will focus their efforts on this premium segment. The majority of the growth in the bread market, which is 5%-6% per annum, has been in the fresh, gourmet (artisan) and boutique segments.

Sales of in-store or independent bakery breads has grown at a rate of 7% annually since 1993 and translates into a $5 billion industry. Sales of these premium breads are coming at the expense of packaged breads. Boutique bakery breads sales are experiencing an annual growth rate of 25% and are now exceeding $300 million for this segment.

Pasta

The U.S. market in dry pasta sales are approximately $2.25 billion. With the addition of the food service contribution to pasta sales, the category jumps to over $5 billion in annual sales.

Pasta is similar to bread from a formulation perspective and FACT Group's proprietary mixes work in a similar fashion as they do in bread.

For pasta products, FACT Group provides functional benefits by creating a unique high fiber, reduced digestible carbohydrate formulation. While there are high fiber pasta on the market today, achieved by the addition of whole grains, FACT Group has taken a different approach to the market by not only improving the taste of high fiber pasta, but concurrently reducing net digestible carbohydrates using state of the art fibers clinically proven to have numerous health benefits. FACT Group sees opportunities for customers across the pasta category including dry and fresh pasta. Initially, customers will include smaller branded, private label and specialty manufacturers.

Sweet Goods

The ready baked sweet goods category represents some $13.8 billion in annual US sales. The key market elements include cookies at $7.1 billion and sweet goods such as muffins, brownies, etc. that are largely sold in the baked goods aisle at $3.7 billion. Some $3.1 billion of total sweet goods are sold as refrigerated/frozen items available chiefly in supermarkets.

FACT Group's formulations can offer a wide range of traditional product offerings that are better for you. This category is mature and ripe for innovation as consumers are looking for answers to living a healthier lifestyle without sacrificing taste or quality. FACT Group has a number of product options available in this category including cookies, muffins, brownies, cakes, scones, pancakes and waffles.

Portion Controlled/ Individually Wrapped/Ready to Eat Convenience

Consumers' lifestyles and time demands have driven dramatic growth in individually wrapped, ready to eat snacking items. Individually wrapped cookies, brownies, muffins etc. are widely available from supermarkets, convenience stores and vending machines. These items are sold both individually packaged or in multi packs.

FACT Group is pursuing this rapidly growing format with potential customers in two market segments. One set of customers see the opportunity to build distribution of lower carbohydrate/high fiber individual products in the convenience store and vending channels. Another set of potential customers are focusing on the weight management aspect of portion controlled units that allow dieters to control calories and reduced carbohydrate/high fiber benefits while still enjoying full flavored taste.

Key customer segments

Manufacturers

Distributors

Retailers and Food Service

Specialty/Health/Diet

Direct to Consumer

Milestones

NEAR TERM GOALS (2003)

The Company's near term goals are to raise sufficient equity and/or debt financing to continue with the ongoing development and operation of our functional foods business, establish a presence in the applicable marketplace by continuing to provide premix to customers who will launch functional food products and further develop our corporate infrastructure. The Company also intends to divest its other assets in order to focus more fully on the operations of its functional foods business and to continue support of the development of its Healthy Lifestyle™ trade name as a recognizable master brand. The Company has established a test kitchen in Freehold, New Jersey for the purpose of ongoing development of new functional formulations. FACT Group intends to continue to enter into supply and licensing arrangements with corporations established in the food industry for the manufacture, marketing and distribution of our line of functional premixes. It is the intent of the Company that additional customers will launch products throughout fiscal 2003 containing our functional premix so that revenues generated from the functional food business will assist the Company in achieving profitability during fiscal 2004.

Presently the Company is in negotiation with several clients for the supply and licensing of its functional premixes for breads, bagels, pasta and a variety of sweet baked goods. The Company expects to finalize these negotiations throughout fiscal 2003.

INTERMEDIATE TERM GOALS (2004-2005)

Building on our near-term plan for development, the Company intends to experience substantial growth over the intermediate term. Our objectives include the following:

- Launch of a line of products under a new master brand for direct market to the end consumer via internet and other channels, potentially to include a line of products specially directed to the diabetic market. Including establishment of an e-commerce website to market and distribute products on-line.

- Expand our client base to include supply and licensing partnerships with additional medium sized industry participants and certain major industry participants in the manufacturing, distribution and food service channels;

- Formation of an Asian and European division to market and launch products in international markets;

- Ongoing successful education of retail consumers through public relations initiatives and mass media coverage;

- Continue to develop and refine new lines of second and third generation functional products, perhaps to include a line of premixes for end products which would be marketed as supplements as opposed to food products;

These initiatives will require additional capitalization of an amount that is as yet undetermined, however, the Company believes it can achieve these goals provided funds can be made available through profits from ongoing premix sales, additional debt and/or equity financing, or conventional credit arrangements with major banking institutions.

LONG TERM GOALS (2005 AND BEYOND)

The Company intends to achieve successful market penetration in numerous segments of the functional foods industry, generating escalating positive cash flows on an annual basis so that the Company becomes a competitive leading participant in the industry. Management will look to have its first, second and third generation of functional premixes and other products widely distributed across Europe, Asia and North America with a view to expanding to other international markets, while continuing to supply premixes to various food manufacturers, distributors and major retailers under private label and other conventional arrangements.

Financial Outlook

The Company intends to continue to generate revenue from its real estate and oil and gas assets during this current fiscal year until such time as the related assets and subsidiaries are divested. The Company also expects to increase the revenue stream generated by the supply and licensing of its functional food premixes and products to various clients.

The Company will seek to raise approximately $1.7 million dollars in the form of debt and/or equity financing in the near term, and will also look to divest those assets not directly related to its core business of functional food products. This should provide the Company adequate resources to continue operations and establish increased cash flows to cover operational expenses. There is no assurance that the Company will be successful in raising this amount of capital

Results of Operations

Comparison of 2002 and 2001

For the years ended December 31, 2002 and 2001 the Company incurred operating losses of $1,443,809 and 1,463,514 respectively. Fiscal 2002 losses included a substantial increase in consulting fees from $188,591 (2001) to $599,098 as a result of the ongoing operations of its functional food business. There was also a substantial increase in the associated administrative expenses which increased to $472,340 (cash expenses and expenses settled by the issuance of shares) from $131,216 (2001) due to the Company's program to increase corporate exposure and attract additional investment from new and existing shareholders. During 2002, the Company secured an additional revenue stream from sales of its functional premix during the last two (2) months of the year totaling $20,675. Revenues from sales of petroleum and natural gas during 2002 decreased by approximately 20% over the comparative year ended 2001, and 2002 associated production costs (including depletion) also decreased by approximately 12% over 2001. Rental income remained relatively constant over the two years ended 2002 and 2001 due to the additional rental income from a second commercial property commencing March 2002, which counterbalanced an income shortfall resulting from a vacancy of a key tenant in the Company's other commercial property. The Company is actively pursuing additional leases to return the commercial building at 335-25th St. S.E., to full occupancy.

There were a number of non-recurring, non-operating expenses in the year ended December 31, 2001 including a loss on the permanent decline in the value of certain marketable securities of $679,737 and an impairment loss relating to its producing oil and gas property of $483,987. In fiscal 2002 there was a similar non-operating expense totaling $287,490 reflecting a decline in the value of assets held by a private corporation in which the Company holds an interest..

Other income and expenses reflect a substantial increase in interest expenses from $135,826 (2001) to $192,952 (2002), as well as a loan fee incurred in 2002 of $39,093, with no similar fees incurred in fiscal 2001. Interest expenses and fees increased in 2002 as the Company obtained funds to meet the shortfall from its operations through conventional mortgages and loans from private investors.

Net losses for the two completed fiscal years were $1,632,272 (2002) and $1,546,854 (2001) respectively.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of December 31, 2002, the Company had negative working capital of $1,005,451 and Stockholders' Equity of $223,981 compared with negative working capital of $736,870 and Stockholders' Equity of $1,420,483 as of December 31, 2001. The Company's working capital has been decreased as a result of the addition to current liabilities of additional loans. Stockholders' Equity declined predominantly as a result of the operating losses for the year. Additionally, the Company was unable to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements.

Liquidity

The Company anticipates it will require approximately $1.7 million over the next twelve months to fully implement its existing business plan, which includes significant marketing efforts, the continued development and refinement of functional food formulations and products, a consumer awareness and public relations campaign, concepts for development, manufacturing and distribution of a line of our own master brand food products via the internet, expanded management resources and support staff, and other day to day operational activities. The Company may require additional funds over the next three years to assist in realizing its goals should it not achieve anticipated bench marks over the 2003, 2004 and 2005 fiscal years. The amount and timing of additional funds required can not be definitively stated as at the date of this report and will be dependent on a variety of factors. As of the filing of this report, the Company has been successful in raising funds required to meet our existing revenue shortfall for the funding of our operations. Funds have been raised through private loans, equity financing and conventional bank debt. The Company anticipates revenues generated from its functional food business will greatly reduce the requirement for additional funding; however, we can not be certain the Company will be successful in achieving revenues from those operations. Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Sources of Working Capital

During 2002 the Company's primary sources of working capital have come from revenues generated from our operating oil and gas and commercial rental properties and the net proceeds from:

- $696,147 in the form of private and institutional loans bearing interest at various rates;

- $25,000 in the form of a reduction of loans receivable.

The Company is actively pursuing the divestiture of its real estate and completion of a spin-off of its operational subsidiary, Capital Canada, as well as the liquidation of all marketable and non-marketable securities. On March 6, 2003 the Company announced the pending distribution of all of the issued and outstanding shares of its wholly owned subsidiary, Capital Canada, to the existing shareholders of the Company on the basis of one (1) share of Capital Canada for every five (5) shares of the Company. Holders of the Company's Class C common stock do not have the right to participate in this distribution. As of December 31, 2002 Capital Canada is in debt to the Company in the amount of $636,564, the repayment of which amount, and any subsequent amounts to the date of the spin-off, will be recorded as account receivable on the balance sheet of the Company, repayment of which will be negotiated by the Boards of the Company and Capital Canada, once Capital Canada has an independent Board of Directors in place. The Company anticipates this transaction will close during the second quarter of fiscal 2003, and that repayment terms for the amount due can be finalized at that time. The Company will look to establish the most aggressive repayment plan available during negotiation with Capital Canada's independent Board. Additionally, concurrent with the spin off of Capital Canada, the Company will lose certain incremental income from two real estate leases entered into between Capital Canada and two third parties, which income is currently realized through consolidation of Capital Canada's operations for purposes of Fact's financial reporting. The Company does not expect this loss in incremental income to greatly impact its financial position.

Convertible Securities

On November 20, 2001, the Company acquired all of the issued and outstanding shares of FACT Group in exchange for 2,000,000 shares of the Company's Class C common stock. The Class C common shares have certain conversion rights, they do not share in the distribution of assets upon dissolution and they become convertible only upon FACT Group achieving certain sales levels. Additionally the Class C common stock will participate equally in dividends if declared by the Board of Directors on the same basis as the Class A common stock, shall be entitled to one vote for each share, the same as the Class A common stock, and neither class has any preemptive right to subscribe for shares. The Class C shareholders are not entitled to be paid any of the assets of the corporation in the event of dissolution, liquidation or winding up.

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

During fiscal 2002, the Company entered into a secured convertible debenture in the amount of $650,000 bearing interest at a rate of 18% p.a. and secured by a third charge over the Company's two commercial properties, and a second priority fixed and floating charge over all of the other assets of the Company, other than the residential property, including accounts receivable and investments. The loan is convertible into the Company's common shares at the rate of $0.40 until maturity, December 31, 2004. Should the debenture holder elect to convert the loan in its entirety the Company would be required to issue a total of 1,625,000 shares of its Class A common stock. Interest on the debenture is accrued and payable monthly on the last day of each month until maturity, at which time principal and all accrued, unpaid interest shall be due and payable, unless the debenture has been converted to equity. If the shares underlying the debenture are registered by the Company with the SEC in an effective registration statement and the market price of the Company's Class A Common Stock exceeds $1.00 for ten (10) consecutive trading days, the balance of this debenture and all accrued and unpaid interest thereon will automatically convert into shares of Class A Common Stock.

Material Commitments for Capital Expenditures

Prior to its acquisition, FACT Group had entered into an agreement to acquire certain intellectual property, formulas, patent rights and other intangible assets owned by F.A.C.T. LLC, a New Jersey limited liability company, for $2,000,000 to be paid in cash pursuant to terms described as follows and by the issuance shares of Fact Group's common stock. The payment of a portion of the cash consideration is based upon FACT Group receiving certain capitalization. Upon Fact Group receiving capitalization of $500,000, F.A.C.T. LLC will be paid $20,000. Upon FACT Group receiving capitalization of cumulative $3,000,000, F.A.C.T. LLC will receive a further $40,000, and in the event FACT Group receives total capitalization of $5,000,000, F.A.C.T. LLC will receive a further $400,000 towards the $2,000,000 acquisition obligation.

The remainder of the cash consideration shall be paid to F.A.C.T. LLC in the form of royalty payments calculated on the sale of bakery and pasta products at a rate of $0.05 per pound of premix sold, until a total of $2,000,000 has been paid, at which time, such royalty payments will automatically cease. At December 31, 2002, $1,999,790 has been recorded as an account payable in the Company's financial statements included herein in respect of the royalty and cash commitments described above.

ITEM 7. FINANCIAL STATEMENTS

FACT CORPORATION

FINANCIAL STATEMENTS
AS AT THE FISCAL YEARS ENDED DECEMBER 31, 2002 AND 2001

with

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

INDEX TO FINANCIAL STATEMENTS

FACT CORPORATION

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Page
Report of Independent Certified Public Accountants	F-2
Financial Statements:
Balance Sheets	F-3 to F-4
Statements of Operations	F-5
Statements of Cash Flows	F-6 to F-7
Statement of Stockholders' Equity	F-8 to F-9
Notes to Financial Statements	F-10 to F-22
Supplemental Information	F-23 to F-25

Independent Accountants' Report

Board of Directors
Fact Corporation

We have audited the accompanying consolidated balance sheets of Fact Corporation as of December 31, 2002 and December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fact Corporation as of December 31, 2002 and December 31, 2001 and the consolidated results of its operations, stockholders' equity, and its cash flows for the years ended December 31, 2002 and December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has limited working capital and continued operating losses, which raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.

/s/ MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033

March 27, 2002

FACT CORPORATION Consolidated Balance Sheets
	December 31,
	2002	2001
ASSETS
Current Assets
Cash	26,744	30,590
Inventory	3,620	--
Accounts receivable	39,446	7,790
Accounts receivable (related party)	29,351	30,788
Loans receivable (related party)	--	178,756
Prepaid expenses and deposits	257,762	12,233
Total Current Assets	356,923	260,157

Investment in Texas T Companies	105,386	476,259
Investment in Terra Nostra Resources Limited	10	--

Property and Equipment
Intellectual property	2,540,000	2,540,000
Oil & gas leases (net of accumulated depletion of $30,702 for 2002)	76,919	95,000
Real Property (net of accumulated depreciation of $140,068 in 2002 and $86,402 in 2001)	2,227,970	2,279,019
Office equipment and computers (net of accumulated depreciation of $6,421 for 2002 and $14,018 in 2001)	18,722	34,956
Total Property and Equipment	4,863,611	4,948,975

Total Assets	5,325,930	5,685,391

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	332,883	172,542
Accounts payable (related parties)	230,325	39,468
Loans payable (related parties)	215,403	577,722
Loan payable	375,681	163,462
Current portion of long-term debt and acquisition cost	208,082	43,833
Total Current Liabilities	1,362,374	997,027

Long Term Liabilities
Acquisition cost payable	1,849,790	1,997,800
Future site restoration	1,640	565
Loans payable (related parties)	678,796	--
Long-term debt	1,209,349	1,269,516
Total Liabilities	5,101,949	4,264,908
Commitments and contingencies
Stockholders' Equity
Class A Common Stock - authorized 100,000,000 shares of no par value; 7,915,694 issued and outstanding as at December 31, 2002 and 6,917,568 at December 31, 2001	6,708,630	6,217,571
Class C Common Stock - authorized 2,000,000 shares of no par value; 2,000,000 issued and outstanding as at December 30, 2002 and 2001	540,000	540,000
Class A Common stock warrants	338,498	338,039
Accumulated deficit	(7,191,033)	(5,558,761)
Accumulated other comprehensive (loss)	(172,114)	(116,366)
Total Stockholders' Equity	223,981	1,420,483
Total Liabilities and Stockholders' Equity	5,325,930	5,685,391

F-3 to F-4
FACT CORPORATION Consolidated Statements of Operations
	2002	2001
Revenues
Petroleum & natural gas (net of royalties)	77,354	94,864
Functional food premix	20,675	--
Rental income	244,159	245,262
	342,188	340,126
Costs and Expenses
Petroleum & natural gas related cost (including depletion)	78,047	89,153
Functional food premix	13,755	--
Abandonment of non-productive leases	--	3,383
Loss due to impairment	--	483,987
Rent and operating costs	--	8,063
Legal	101,247	85,097
Consulting fees	599,098	188,591
Consulting fees settled by the issue of shares	141,327	--
Value of stock options issued to consultant	--	57,045
Depreciation and amortization	92,692	77,368
Loss on permanent decline in value of investment	--	679,737
Other Administrative expenses	356,740	131,216
Other Administrative expenses settled by the issue of shares	115,600	--
Equity in loss of Texas T Petroleum Ltd	287,490	--
	1,785,997	1,803,640
(Loss) from operations	(1,443,809)	(1,463,514)

Other income and expenses
Other Income	1,912	--
Interest income	46,320	16,664
Interest expense	(192,952)	(135,826)
Loan fee settled by the issue of shares	(39,093)	--
(Loss) Gain on disposal	(4,650)	--
Gain on exchange of shares	--	35,822
	(188,463)	(83,340)
Provision for income taxes	--	--
Net (Loss)	(1,632,272)	(1,546,854)

Net (Loss) per Common Share	(0.22)	(0.22)

Weighted Average Number of Common Shares Used in Calculation	7,234,039	6,890,902

Other comprehensive income
Net loss	(1,632,272)	(1,546,854)
Foreign currency translation adjustment	4,102	(103,178)
Unrealized profit (loss) on marketable securities	(59,850)	(8,474)
Total other comprehensive income	(1,688,020)	(1,658,506)

FACT CORPORATION Consolidated Statements of Cash Flows
	December 31,
	2002	2001
Cash From Operating Activities:
Net (loss)	(1,632,272)	(1,546,854)
Reconciling adjustments
Depreciation and amortization	124,469	114,963
Gain on sale of investments	--	(31,230)
Equity in Texas T Petroleum Ltd	287,490	--
Loss on disposal	4,650	--
Issuance of shares for services	296,020	--
Value of stock options issued to consultant	--	57,045
Loss due to impairment	--	483,987
Loss on permanent decline in value of investment	--	679,737
Changes in operating assets and liabilities
Accounts receivable	(30,219)	4,721
Prepaid expenses and deposits	(3,771)	19,901
Inventory	(3,620)	--
Accounts payable and accrued expenses	310,987	66,995
Net Cash Flows From Operating Activities	(646,266)	(150,735)

Cash From Investing Activities:
Acquisition of property and equipment	(35,852)	(108,863)
Proceeds from the disposal of equipment	6,370	--
Proceeds from (payments to) loans receivable	25,000	130,543
Net Cash Flows From Investing Activities	(4,482)	21,680

Cash From Financing Activities:
Loans payable	696,147	--
Repayment of long term debt	(57,413)	(158,723)
Proceeds from advances payable	--	421,478
Repayments of advances payable	--	(67,055)
Sales of common stock (net of offering costs)	1,275	40,000
Capital contribution by an officer	16,691	6,214
Net Cash Flows From Financing Activities	656,700	241,914

Foreign currency translation adjustment	(9,798)	(103,178)
Net change in cash and cash equivalents	(3,846)	9,681
Cash at beginning of period	30,590	20,909
Cash at end of period	26,744	30,590

Supplemental disclosure of cash flow information:
Interest paid	192,952	135,826
Income taxes paid	--	--

Non-cash investing and financing transactions:
Acquisition of intellectual property by issuing Class C Common Stock	--	2,540,000
Loans payable settled by offset with loans receivable	153,756	--

F-6 to F-7
FACT CORPORATION Consolidated Statements of Shareholders' Equity For the Years ended December 31, 2002 and 2001
	Class A Common Stock		Class C Common Stock		Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2000 (Restated) (Note 1)	6,864,235	6,128,671	--	--	1,698,090	323,680	(4,011,907)	(4,714)	2,435,730
Acquisition of Food and Culinary Technology Inc.	--	--	2,000,000	540,000	--	--	--	--	540,000
Sales of Common Stock	53,333	25,641	--	--	53,333	14,359	--	--	40,000
Value of stock options issued to consultant	--	57,045	--	--	--	--	--	--	57,045
Capital Contribution by officer	--	6,214	--	--	--	--	--	--	6,214
Net loss for the year	--	--	--	--	--	--	(1,546,854)	--	(1,546,854)
Foreign exchange (loss)	--	--	--	--	--	--	--	(103,178)	(103,178)
Unrealized (loss) on marketable securities	--	--	--	--	--	--	--	(8,474)	(8,474)
Balance at December 31, 2001	6,917,568	6,217,571	2,000,000	540,000	1,751,423	338,039	(5,558,761)	(116,366)	1,420,483
Sale of common stock	1,700	816	--	--	1,700	459	--	--	1,275
Issue of shares for services	996,426	497,777	--	--	--	--	--	--	497,777
FACT CORPORATION Consolidated Statements of Shareholders' Equity For the Years ended December 31, 2002 and 2001
	Class A Common Stock		Class C Common Stock		Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Capital Contribution by Officer	--	16,691	--	--	--	--	--	--	16,691
Net Loss for the period	--	--	--	--	--	--	(1,632,272)	--	(1,632,272)
Foreign currency translation adjustment	--	--	--	--	--	--	--	4,102	4,102
Unrealized loss on marketable securities	--	--	--	--	--	--	--	(59,850)	(59,850)
Elimination of shares of FACT Corporation held by Texas T Petroleum Ltd	(80,750)	(24,225)	--	--	--	--	--	--	(24,225)
Balance at December 31, 2002	7,834,944	$6,708,630	2,000,000	$540,000	1,753,123	$338,498	$(7,191,033)	$(172,114)	$223,981

F-8 to F-9

FACT Corporation
Notes to Financial Statements
Years Ended December 31, 2002 and 2001

Note 1- Summary of Significant Accounting Policies

This summary of significant accounting policies of FACT Corporation (the "Company") is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

Organization

The Company was incorporated under the laws of the State of Colorado on August 3, 1982 as Capital Reserve Corporation for the purpose of operating as a financial services holding company. The Company commenced operations soliciting various life, accident and health insurance policies in three states in the U.S. until October 1994 when it could no longer meet certain requirements to continue operations. The Company carried out various other operations between 1995 and the close of fiscal 1998, all of which operations had ceased by early 1999.

In 1999, the Company's principal place of business moved to Canada. In December 1999, the Company formed a wholly owned subsidiary, Capital Reserve Canada Limited, an Alberta corporation ("Capital Canada"), to locate and acquire producing oil and gas assets in Canada.

On November 7, 2001 the Company entered into a Share Exchange Agreement with the shareholders of Food and Culinary Technology Group Inc. ("FACT"), a Nevada corporation, whereby all of the issued and outstanding shares of FACT were exchanged for 2,000,000 shares of the Company's Class C common stock. (Note 2)

On February 8, 2002, the Company changed it's name to FACT Corporation.

On July 23, 2002 the Company formed a wholly owned subsidiary, Wall Street Real Estate Limited ("WSRE"), an Alberta corporation. WSRE purchased from the Company, real estate located at 1528-1530 9th Avenue S.E., Calgary for a total of $390,637.

As of December 31, 2002, the Company has four wholly owned subsidiaries, Capital Canada, Wall Street Investments Corporation (WSIC)(dormant Colorado corporation), FACT and WSRE. FACT Bread Company Inc., a Nevada corporation, was incorporated in November 2001 and is a wholly owned subsidiary of FACT.

Operations

Real Property The Company owns three real properties located in the City of Calgary; two of which are commercial buildings and the other is residential. The commercial properties are held for production of rental income and the residential property is held subject to a consulting agreement (Note 16). These activities currently produce the majority of revenues for the Company.

Oil and Gas Activities The Company owns interests in producing oil and gas properties located in Alberta, Canada. During the year the Company disposed of its leases in Montana, United States.

Functional Food Business The Company entered the functional food industry in November 2001 with the acquisition of FACT. During the year the Company commenced sales of its functional food formulations and continues to pursue further commercial supply and licensing contracts for FACT's existing line of functional food formulations.

Use of Estimates in the preparation of the financial statements

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Consolidation

The consolidated financial statements for 2002 include the Company and its wholly owned subsidiaries, Capital Canada, WSIC, FACT, WSRE and FACT Bread Company Inc. The financial statements for 2001 include the Company, Capital Canada, WSIC, FACT and FACT Bread Company Inc. All significant inter-company accounts and transactions have been eliminated.

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

Currency

The functional currency of the Company's Canadian subsidiaries is the Canadian dollar. The functional current of FACT is the United States Dollar. Assets and liabilities in the accompanying financial statements are translated to United States dollars at current exchange rates and income statement accounts are translated at the average rates prevailing during the period. Related translation adjustments are reported as other comprehensive income, a component of stockholders' equity.

Treasury Stock

Treasury stock has been treated as common stock redeemed and canceled, consistent with the Colorado Revised Statutes.

(Loss) Per Share

(Loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares (including both Class A and c) outstanding during the year. Fully diluted earnings per share are not presented because they are anti-dilutive.

Fair Value of Financial Instruments

Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), Disclosure About Fair Value of Financial Instruments. SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's accounts receivable, prepaid expenses and other current expenses, and the current portions of notes payable approximate their estimated fair values due to their short-term maturities.

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

The Company expenses advertising costs as incurred and the total amounts for 2002 and 2001 were minimal.

The Company paid no dividends in 2002 or 2001.

Reclassifications

Certain reclassifications have been made to previously reported statements to conform to the Company's current financial statement format.

Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has insufficient working capital and is sustaining losses, and therefore may be forced to discontinue operations. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management plans to raise additional capital to complete its business plan.

Note 2 - Acquisition of Food and Culinary Technology Group Inc. ("FACT"), Intellectual Property, and Issuance of Class C Common Stock

On November 20, 2001, the Company acquired all of the issued and outstanding shares of FACT in exchange for 2,000,000 shares of the Company's Class C common stock. The acquisition is treated as a purchase that is valued at $0.65 per share or $1,350,000, consisting principally of certain intellectual property, formulas, patent rights and other intangible assets. The excess of the amounts paid, over the fair value of the net assets acquired (which were nominal), is allocated to the intangible assets of $1,350,000. Since 60% of the FACT common stock acquired was from a related party, who had no verifiable historical cost for their shares, the portion of the intangible assets acquired attributable to the related party of $810,000 has not been included in the accompanying balance sheet. The remaining portion, $540,000 is attributable to parties who were not related parties. Management believes that the amount allocated to intangible assets represents fair value of the assets acquired. The per share value attributed to the Class C common shares is $0.65 per share, which is the same as the market price of the Class A shares on the date of acquisition.

The Company authorized 2,000,000 shares of Class C common stock that will participate equally in dividends if declared by the Board of Directors on the same basis as the Class A common stock, shall be entitled to one vote for each share, the same as the Class A common stock, and neither class has any preemptive right to subscribe for shares. In the event of dissolution, liquidation or winding up of the Company, whether voluntarily or non-voluntarily, the holders of Class C common stock shall not be entitled to be paid any of the assets of the Company. Upon the event of FACT achieving sales of $9,000,000, holders of the Class C common stock may convert one-third of their stockholdings; with each share of Class C common stock being convertible into six shares of Class A common stock. Holders may convert a further one-third of the Class C common stock upon FACT achieving cumulative sales of $27,500,000 and they may convert the final one-third of the Class C common stock upon FACT achieving cumulative sales of $56,150,000.

Prior to the acquisition, FACT had entered into an agreement to acquire certain intellectual property, formulas, patent rights and other intangible assets owned by F.A.C.T. LLC, a New Jersey limited liability company, for $2,000,000 to be paid in cash pursuant to terms described herein and by the issuance of shares of FACT's common stock. The payment of the cash consideration is based upon FACT receiving certain capitalization. Upon FACT receiving capitalization of $500,000, F.A.C.T. LLC will be paid $20,000. Upon FACT receiving capitalization of cumulative $3,000,000, F.A.C.T. LLC will receive a further $40,000, and should FACT receive total cumulative capitalization F.A.C.T. LLC will receive a further $400,000 towards the total $2,000,000 payment due.

The remainder of the cash consideration shall be paid to F.A.C.T. LLC in the form of royalty payments calculated on the sale of bakery and pasta products at a rate of $0.05 per pound of premix sold until a total of $2,000,000 has been paid, at which time, such royalty payments will automatically cease.

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

Note 4 - Investment in Real Properties

The following schedule provides an analysis of the Company's investment in real property as of December 31:
	2002	2001
Land	$520,208	$515,534
Buildings	1,330,794	1,337,497
Residential property	517,036	512,390
	$2,368,038	$2,365,421
Less: Accumulated depreciation	(140,068)	(86,402)
	$2,227,970	$2,279,019

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of December 31, 2002. The leases also contain provisions that allow the Company to reclaim operating costs.
Year ending December 31:
2003	$153,961
2004	154,778
2005	131,455
2006	74,897
2007	42,870
$557,961

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

As of December 31, 2002, the Company owns 1,347,748 shares of Resources which has been recorded at $17,100 based on the quoted market price of the stock at that date.

As of December 31, 2002, the Company owns 306,101 common shares and a warrant to acquire an additional 200,000 common shares of Petroleum. As an investment in a nonmarketable security, the Company accounts for this investment at cost or net realizable value, whichever is lower. At December 31, 2002, the Company determined that the investment has a net realizable value of $112,510.

As of December 31, 2002, aggregate fair value for these securities is $105,386, after the elimination of the company's shares held by Texas T Petroleum Limited of $24,225. Unrecognized holding losses at December 31, 2002 amount to $68,324.

Note 6 - Oil and Gas Activities

During the year 2000, the Company and its subsidiary, Capital Canada, acquired a 5% interest in a producing oil and gas field in the Crossfield Area of Alberta, Canada that included four wells and a gathering facility. The total cost of the acquisition, $612,788, was paid in cash of $204,263 together with 817,050 shares of the Company's common stock at a deemed price of $0.50 per share.

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

During the year ending December 31, 2002, the Company and its industry partners in the Crossfield Area experienced a significant decline in overall production from the area's producing wells. Production performance is a key component utilized in the calculation of reserves. The proven producible reserves from the producing wells, was reduced in 2002 by 6,698 BOE (using 6 Mcf of gas equals one barrel of oil). This decline was offset somewhat with the recompletion of the 7-21-23-28W4 well in the belly river formation. The December 31, 2002 net proven producible reserves are estimated at 12,799 BOE or a reduction in reserves from the previous year ending of 5,531 BOE.

Note 7 - Loans Payable (related parties)

Loans Payable from various related parties have the following terms at December 31:
Repayment terms	Interest rate	2002	2001
Within 12 months	10%	125,821	229,541
Within 12 months	20%	1,544	--
Within 12 months	US prime + 1%	$--	$81,582
Within 12 months	Bank of America prime +2%	--	20,195
Demand	Bank of Canada prime + 1%	7,835	--
Demand	US prime + 1%	43,853	--
Demand	Bank of America prime +2%	21,532	--
Demand	10%	14,608	--
Demand	Bank of Canada prime + 2%	--	141,214
Demand	US prime + 2%	--	105,190
No terms	None	210	--
		$215,403	$577,722

All loans are unsecured, with the exception of a loan during the year ended December 31, 2001, included in the above having a balance of $224,327 at December 31, 2001, bearing interest at 10% p.a. and due and payable on April 11, 2002, which is secured by a mortgage on one of the Company's commercial properties. The mortgage due April 11, 2002 was released during fiscal 2003 and the balance due on the loan was renegotiated in fiscal 2002 and converted to a secured convertible debenture along with certain other unsecured amounts due from the lender, see below.

Advances payable to related parties included in Long Term Liabilities includes an amount due of $653,971 which is secured by a third charge on the Company's commercial properties, as well as the Company's accounts receivable and investments. The loan is convertible into the Company's common stock at the rate of $0.40 until maturity, December 31, 2004. Interest on the debenture is accrued at a rate of 18% p.a., and is payable monthly on the last day of each month until maturity, at which time principal and all accrued and unpaid interest shall be due and payable. If the shares underlying the debenture are registered by the Company with the SEC in an effective registration statement and the market price of the Company's Class A Common Stock exceeds $1.00 for a ten (10) period of time, the balance of this debenture and all accrued and unpaid interest thereon will automatically convert into shares of Class A Common Stock.

Note 8 - Loans Payable

The Company's subsidiary, Capital Canada, has a revolving bank term loan, payable on demand, with the Alberta Treasury Branches ("ATB") with an amount of $44,408 (CDN$70,000) outstanding as of December 31, 2002. The loan is secured by the assets of Capital Canada, including certain oil and gas interests. Capital Canada has agreed to repay the loan at the rate of $6,344 ($10,000 CDN) per month. The loan bears interest at the Bank of Canada's prime rate (4.5% as of December 31, 2002) plus 1%, payable on the last day of each month.

The Company's subsidiary, Wall Street Real Estate Ltd., has a loan of $289,598 (CDN$462,000), payable on demand with the ATB. The loan is secured by a mortgage on real estate located at 1528-1530, 9th Avenue S.E., Calgary, Alberta, Canada and bears interest at the Prime Lending rate of the ATB (4.5% as of December 31, 2002) plus 2%, payable on the last day of each month. Monthly payments total $2,474 (CDN$3,900).

The Company and its subsidiary, Capital Canada, have loans totaling $41,675, payable on demand from non institutional lenders. The loans are unsecured and bear interest at the rate of 10% p.a.

Note 9 - Long-Term Debt

The Company has a real estate mortgage on the commercial property located at 335 25th Street SE, Calgary, Alberta with a five year term that is amortized over 15 years at an interest rate of 8.6% with Standard Life. On September 1, 2005, the mortgage can either be repaid or renewed with the interest rate converted to the then prevailing rate. Monthly payments of principal and interest are $9,966 (CDN$15,709). As of December 31, 2002 the mortgage balance was $931,552 (CDN$1,468,399).

The Company assumed a variable interest rate real estate mortgage on a residential property from the ATB in the amount of $361,745 (CDN$570,217) amortized over 25 years, due and payable on May 1, 2005. On May 1, 2005, the mortgage can either be repaid or renewed with the interest rate converted to the then prevailing rate. Monthly payments of principal and interest are $2,479 (CDN$3,908). Refer to Note 16 - Consulting Agreement (Related party). As of December 31, 2002 the mortgage balance was $335,878 (CDN$529,443).

Maturities for long-term debt after December 31, 2002 are as follows:
2003	$58,081
2004	$62,215
2005	$1,147,132

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

During 2001, the Company granted non-qualified stock options to directors, employees and consultants for 650,000 shares of Class A common stock. No options were issued during 2002.

The following is a table of outstanding options and changes during 2002 and 2001:
	Employee Options	Non-employee Options	Weighted Average Exercise Price

Options Outstanding, December 31, 2000	--	--	--
Options granted:
Employees	450,000	--	1.00
Non-employees	--	200,000	1.00
Options exercised	--	--	--

Options Outstanding, December 31, 2002 and 2001	450,000	200,000	1.00

All options are immediately vested.

Options granted during 2001 consist of:
Year and Exercise price relative to fair value of underlying stock	Weighted average fair value at grant date	Weighted average exercise price

Year ending December 31, 2001:
Exercise price exceeds fair value:	0.35	1.00

If not previously exercised or canceled, options outstanding at December 31, 2002 will expire as follows:
	Range of Exercise			Weighted Average
	Prices		Number of	Exercise
Year Ending December 31,	High	Low	Shares	Price
2004	1.00	1.00	50,000	1.00
2006	1.00	1.00	600,000	1.00
			650,000	1.00

The fair value of each option granted was computed using the Black-Scholes method using the following weighted-average assumptions:
	Years Ended December 31,
	2002	2001
Expected Volatility:	--	149%
Risk-free interest rate:	--	5.50%
Expected Dividends:	--	--
Expected Term in Years:	--	2

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
	Year Ended December 31, 2002		Year Ended December 31, 2001
	As Reported	Pro forma	As Reported	Pro forma
Net loss:	1,632,272	1,632,272	1,546,854	1,675,205
Net loss per share:	(.22)	(.22)	(.22)	(.24)

Issuance of shares for services rendered

During 2002, the Company issued the following shares in settlement of services rendered by unrelated third parties.
Shares	Weighted Average Price per unit	Total

300,000	0.56	168,000
24,176	0.62	14,990
350,000	0.534	186,900
15,000	0.443	6,645
150,000	0.40	60,000
107,250	0.3645	39,093

Additionally, the Company issued 50,000 shares at an average value of $0.443 in settlement of consulting fees.

Note 11 - Warrants

The Company had outstanding warrants to purchase 1,639,303 and 1,751,423 shares of its' Class A common stock at December 31, 2002 and 2001, respectively, at prices ranging from $1.00 to $1.50 per share.

The following schedule shows the warrants outstanding and changes made during the years ending December 31, 2002 and 2001:
	Number	Weighted Average Exercise Price

Warrants outstanding December 31, 2000	1,698,090	$1.00

Changes during the year 2001:
Issued	53,333	$1.50
Exercised	--	--

Warrants outstanding December 31, 2001	1,751,423	$1.02

Changes during the year 2002:
Issued	1,700	$1.50
Exercised	--	--
Expired	(113,820)	$1.00

Warrants outstanding December 31, 2002	1,639,303	$1.02

Warrants outstanding at December 31, 2002 expire as follows:
Year	Number of shares
2003	1,584,270
2004	55,033
1,639,303

Where appropriate an allocation has been made in the consolidated statements of stockholders' equity between common stock and common stock warrants to give effect to the estimated fair value of the common stock warrants.

Note 12 - Related Party Transactions

During the year ended December 31, 2002, Argonaut Management Group Inc, which shares a common officer and director with the Company, provided administrative services totaling $48,451. At December 31, 2002, $24,614 remains unpaid.

A company controlled by the President of Capital Canada provided consulting services for a fee of $3,000 during the fiscal year 2002.

During the year ended December 31, 2002, International Securities Group Inc., which shares a common director with the Company, provided consulting and administrative services during the fiscal year for a fee of $78,893 of which $43,485 remains unpaid. In August 2001 the Company entered into a lease agreement with International Securities Group Inc. .for a total of 3,072 square feet of office space at one of the Company's commercial facilities at a rate of $5.71 per square foot, plus operating costs. During fiscal 2002 the Company invoiced lease rental payments of $30,679. At December 31, 2002, $10,922 remains unpaid.

Note 13 - Recent Accounting Pronouncements

On December 31, 2002, the FASB issued FASB Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation Transition and Disclosure, amending FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This Statement amends SFAS 123 regarding methods of transition for entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, and to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. The Company does not expect that the provisions of SFAS No. 148 will have a material impact on its financial position, its results of operations or its cash flows.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (SFAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees.

FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The Company does not expect that the adoption of FIN 45 will have a material impact on its financial position, its results of operations, or its cash flows and had no effect on its disclosures in its financial statements for the year ended December 31, 2002.

In July 2002, FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which becomes effective January 2003. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its financial position, its results of operations or its cash flows.

Note 14 - Income Taxes

As of December 31, 2002 the Company had approximately $3,548,000 net operating loss carryover that expires between 2021 to 2023. The Company had deferred tax assets of approximately $1,455,000 relating to the net operating loss carryover. A valuation allowance has been provided for the total amount since the amounts, if any, of future revenues necessary to be able to utilize the carryover, are uncertain.

A reconciliation of income taxes computed using the statutory federal income tax compared to the effective tax rate is as follows:
	2002	2001
Federal tax computed at the expected statutory rate	(35.0)%	(35.0)%
State income tax, net of federal tax benefit	(3.0)	(3.0)
Estimated foreign income taxes	(3.6)	(3.6)
Net change in valuation allowance	41.0	41.0

Income tax expense - effective rate	00.0%	00.0%

Because of the 50% change in ownership rules of the Internal Revenue Code, certain prior net operating loss carryforwards are no longer available from periods before 2001. Carryover of net operating losses available at December 31, 2002 may be restricted due to future changes in ownership.

Note 15 - Segment reporting

The Company's operations are classified into three reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, operations, and technology strategies.

The oil & gas segment derives its revenue from the sale of oil, natural gas, and related products. The leasing segment derives its revenue from rental of real estate. The foods segment derives its income from the sale of functional food premixes.

There are no inter-segment sales.
	Oil & Gas	Foods	Leasing	All Other	Total

Revenue	77,354	20,675	244,159	--	342,188
Loss from operations	(241,477)	(389,386)	(525,456)	--	(1,156,319)
Interest income	10,330	2,761	33,229	--	46,320
Interest expenses	(48,943)	(39,548)	(143,554)	--	(232,045)
Depreciation & amortization	11,273	6,563	74,856	--	92,692
Income tax expense	--	--	--	--	--
Assets	182,305	2,540,000	2,227,970	375,655	5,325,930
Expenditure on long-lived assets	10,678	21,330	3,844	--	35,852

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

As a further inducement for Mr. Lawler to move to Calgary on the Company's behalf, the Company purchased a home for Mr. Lawler's use. The purchase price of the home was $517,036 (CDN$815,000).

The Company assumed a variable interest rate mortgage from Alberta Treasury Branches in the amount of $361,745 (CDN$570,217), amortized over 25 years, due and payable on May 1, 2005. The monthly payments of principal and interest, property taxes and all other payments are to be paid by Mr. Lawler. Title to the property is in the name of the Company. Mr. Lawler provided funds to the Company in the amount of $167,842 to pay for the down payment and all closing costs associated with the purchase in the form of a subscription for shares of Capital Reserve's common stock at the purchase price of $1.00 per share

If and when the property is sold, the Company will receive any and all gains (and/or losses) from such sale, less the cost of any approved improvements to the property paid for by Mr. Lawler. However, Mr. Lawler has the option of acquiring title to the property (and thus all resulting gains or losses) by (a) assuming or paying off the Company's mortgage; and (b) surrendering to the Company the 167,842 shares of common stock obtained from the Company. The Company recognizes the principal reduction of the mortgage based on the payments of principal made by Mr. Lawler.

Note 17 - Risks and Uncertainties

The Company is subject to substantial risks and uncertainties inherent in the operation of oil and gas properties.

The Company owns and leases real estate in Calgary, Alberta, Canada and is subject to fluctuations in the real estate market in that area.

The Company is currently operating a business in the functional foods industry which is an emerging growth category in the international foods industry. These operations are subject to substantial risks and uncertainties inherent in the operations of all development businesses.

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

Note 20 - Subsequent events

On March 6, 2003 the Company announced the intended distribution of all of the issued and outstanding shares of its wholly owned subsidiary, Capital Canada, to the existing shareholders of the Company on the basis of one (1) share of Capital Canada for every five (5) shares of the Company. Holders of the Company's Class C common stock do not have the right to participate in this distribution. As of December 31, 2002 Capital Canada is in debt to the Company in the amount of $636,564, the repayment of which amount, and any subsequent amounts to the date of the spin-off, will be recorded as account receivable on the balance sheet of the Company, repayment of which will be negotiated by the Boards of the Company and Capital Canada, once Capital Canada has an independent Board of Directors in place. The Company anticipates this transaction will close during the second quarter of fiscal 2003.

On April 9, 2003, Capital Reserve Canada Limited entered into a Letter of Intent to sell the its producing oil and gas assets to March Resources, a private Alberta corporation, for $115,855 (CDN$170,000 converted to US dollars based on the prevailing exchange rate on the date of the Letter of Intent). The sale price will be paid to Capital Reserve Canada in the form of $88,595 (CDN$130,000) in cash (including a $6,815 (CDN$10,000) non-refundable deposit) and 266,667 shares of common stock of March Resources, valued at $0.10 (CDN$0.15) per share. The parties have agreed that the transaction will close by April 30, 2003. The transaction is subject to the parties entering into a definitive agreement for the sale of the property.

Subsequent to the end of the fiscal year 2002, the Company's subsidiary, FACT Group, was obligated to pay to F.A.C.T. LLC $20,000 towards the purchase price of $2,000,000 for the assets of F.A.C.T LLC. The members of F.A.C.T. LLC agreed to take the $20,000 in the form of $5,000 in cash and $15,000 in shares of the Company's common stock. As a result of such agreement, on January 9, 2003, the Company's Board of Directors approved the issuance of a total of 42,857 restricted shares of its common stock to the three members of F.A.C.T. LLC, valued at $0.35 per share.

Capitalized Costs Relating to Oil and Gas Producing Activities:
	Total		U.S.		Canada
At December 31, 2000 -
Proved oil and gas properties	$649,118		$--		$649,118
Unproved oil and gas properties	--		--		--

Less accumulated depreciation, depletion,
amortization, and impairment reserves	37,578		--		37,578
Net capitalized costs	$611,540		$--		$611,540

At December 31, 2001
Proved oil and gas properties	$657,624		$--		$657,624
Unproved oil and gas properties	--		--		--
	657,624		--		657,624

Less accumulated depreciation, depletion,
amortization, and impairment reserves	562,624		--		562,624
Net capitalized costs	$95,000		$--		$95,000

At December 31, 2002
Proved oil and gas properties	$674,216		$--		$657,624
Unproved oil and gas properties	--		--		--
	674,216		--		657,624

Less accumulated depreciation, depletion,
amortization, and impairment reserves	597,297		--		580,705
Net capitalized costs	$76,919		$--		$76,919

Costs Incurred in Oil and Gas Producing Activities -

for the Year Ended December 31, 2001:
Exploration costs -
Undeveloped oil and gas properties	$133		$133		$--
Development costs	58,077		--		58,077
Amortization rate per equivalent barrel of production	$14.38	$		$

for the Year Ended December 31, 2002:
Exploration costs -
Undeveloped oil and gas properties	--		--		--
Development costs	12,621		--		12,621
Amortization rate per equivalent barrel of production	$6.86

Results of Operations for Oil and Gas Producing Activities -

for the Year Ended December 31, 2001:
Oil and gas sales, net of royalties	$94,864	$--	$94,864
Production costs	(47,036)	--	(47,036)
Depreciation, depletion, and amortization	(45,367)	--	(45,367)
Impairment of Canadian oil and gas properties	(483,990)	--	(483,990)
Abandonment of U.S. oil and gas properties	(133)	(133)	--
	(481,662)	(133)	(481,529)
Income tax expense	--	--	--
Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$(481,662)	$(133)	$(481,529)

for the Year Ended December 31, 2002:
Oil and gas sales, net of royalties	$77,354	$--	$77,354
Production costs	(47,345)	--	(47,345)
Depreciation, depletion, and amortization	(30,702)	--	(30,702)
	(693)	--	(693)
Income tax expense	--	--	--
Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$(693)	$--	$(693)

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

	12/31/2002		12/31/2001
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved developed and undeveloped reserves -
Beginning of year	9,830	51,000	18,438	388,399
Revisions of previous estimates	235	28,240	(6,297)	(311,905)
Purchase of minerals in place	--	--	--	--
Production	1,822	16,240	2,311	15,494
End of year	8,243	63,000	9,830	61,000

Proved developed reserves -
Beginning of year	9,830	51,000	18,438	298,554
End of year	8,243	63,000	9,830	51,000

Standardized Measure of Discounted Future
Net Cash Flows at December 31, 2002 and 2001 -
	2002	2001
Net cash inflows	$230,000	$267,000
Future production costs	(135,000)	(131,000)
Future development costs	(4,000)	(9,000)
Future income tax expense	--	--
Future net cash flows	91,000	127,000
10% annual discount for estimated timing of cash flows	(9,000)	(32,000)

Standardized measure of discounted future net
cash flows relating to proved oil and gas reserves	$82,000	$95,000

The following reconciles the change in the standardized measure of discounted future net cash flow:
Net Cash Flows at December 31, 2002 and 2001 -
	2002	2001
Beginning of year	$95,000	$692,000
Sales of oil and gas produced, net of production costs	(48,000)	(48,000)
Purchase of minerals in place	--	--
Net change in prices and production costs	(40,000)	(836,000)
Development costs incurred during the year which were previously estimated	--	8,000
Revisions of previous quantity estimates	62,000	(726,000)
Accretion of discount	4,000	327,000
Net change in income taxes	--	648,000
Other	9,000	30,000
End of year	$82,000	$95,000

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names and ages of all directors and executive officers of Fact as of the date of this report, indicating all positions and offices with Fact and its subsidiaries held by each such person:
NAME	AGE	POSITION
Jacqueline Danforth	31

President, Secretary, Treasurer and Director of Fact Corporation, Secretary-Treasurer and Director of Food and Culinary Technology Group Inc., Secretary-Treasurer and Director of Fact Bread Company Inc., President and Director of Wall Street Investment Corp., President, Secretary, Treasurer and a Director of Wall Street Real Estate Ltd.

W. Scott Lawler	41

Director of Fact Corporation, Director of Capital Reserve Canada Limited, Director of Food and Culinary Technology Group Inc., Director of Fact Bread Company Inc., Secretary and Director of Wall Street Investment Corp.. and a Director of Wall Street Real Estate Ltd.

Paul Litwack	49	Director of Fact Corporation
Dr. Brian Raines	65	Director of Fact Corporation
Steven Schechter	48	Director of Food and Culinary Technology Group Inc. and Director of Fact Bread Company Inc.
Rolf Richter	49	Chief Operating Officer, Food and Culinary Technology Group Inc.

The Company's directors are elected by the holders of Fact's common stock. Cumulative voting for directors is not permitted. The management group of the Company gave notice of and held the last Shareholders' Annual Meeting on May 29, 2002. The term of office of directors of Fact ends at the next annual meeting of Fact's shareholders or when their successors are elected and qualified. The annual meeting of shareholders is specified in Fact's bylaws to be held within six months from the Company's fiscal year end or within 15 months from the date of the last annual meeting. The term of office of each officer of Fact ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his successor is elected and qualifies. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of Fact.

JACQUELINE R. DANFORTH, Ms. Danforth has been a member of the Board of Directors and the President of Fact Corporation since August 7, 2001. Ms. Danforth has been a director and Secretary-Treasurer of Food and Culinary Technology Group Inc. since its acquisition by the Company, November 7, 2001, and President since July 22, 2002. Ms. Danforth was also named Secretary-Treasurer and appointed to the Board of Directors of Fact Bread Company Inc. on November 5, 2001, and has been President and a director of Wall Street Investment Corp since its re-instatement November 15, 2001. Ms. Ms. Danforth became the President, Secretary and Treasurer, as well as a director of Wall Street Real Estate Ltd. upon its incorporation on July 23, 2002. Danforth has spent the past several years in the employ of publicly traded companies providing management, administrative and accounting services. She was the Secretary, Treasurer and a member of the Board of Directors of Synergy Technologies Corporation from December 1997 to June 2001. During her tenure at Synergy Technologies, Ms. Danforth was a member of Synergy's Audit Committee; a director of Carbon Resources Ltd., a director of SynGen Technologies Limited, and a director of Lanisco Holdings Limited. Ms. Danforth also currently serves on the board of directors of Texas T Resources Inc., a publicly traded Alberta corporation and on the board of directors of its subsidiary, Texas T Petroleum Ltd. She is the President and sole director of Argonaut Management Group, Inc., a private consulting company.

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

DR. BRIAN RAINES, Dr. Raines was appointed to the Board of directors of FACT in January 2003. Dr. Raines is also the Director of Science for FACT Group and has spent 40 years in various scientific and technical positions in the food industry. From 1998 to present, Dr. Raines has served as a consultant, providing basic scientific research adaptation in the specific area of nutraceuticals and functional foods. From 1990 to 1998 (retirement), Dr. Raines served as Vice President of Technical Services for Unilever Canada/Lipton. From 1980 to 1990, Dr. Raines served as Director of Research and Quality Control for Unilever/Lawry's Foods, Los Angeles. Prior to this he served in various technical management positions for Mars Inc., Berthelet and Leger. Dr. Raines is an active member of the Canadian Institute of Food Science and Technology and is currently serving as International Liasion. He is a past National President and Chair of the Toronto section. He is also a member of the Scientific Advisory Board of The National Institute of Nutrition. Dr. Raines has chaired various committees of the Institute of Food Technologies/USA and was awarded the distinguished service award for the Q.A. Division in 1992. Dr. Raines has a B.Sc. from Concordia Montreal and a Ph.D. from North Carolina State University. He is also a Fellow of the Canadian Institute of Food Science.

PAUL LITWACK, Mr. Litwack was appointed to the Board of Directors of FACT Corporation and FACT Group Inc. in January 2003. Mr. Litwack joined DA-TECH CORPORATION, an electronic manufacturing services company in 1999 and currently serves as Chairman and Chief Executive Officer. During the five years prior to joining DA-TECH, Mr. Litwack was Chief Executive Officer of Frankford Chocolate & Candy Company. From 1990 to 1993, Mr. Litwack was with Northfield Foods Inc. as vice President - Marketing/Sales and General Manager of their Ashe County Division. Prior to that, Mr. Litwack served as the Director of New Products and then the Director of Frozen Desserts for Kraft General Foods' Dairy Products Division. Mr. Litwack earned a BS in Engineering from Brown University in 1976 and an MBA from the Wharton School of Finance and Commerce in 1978.

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

ROLF RICHTER, presently serves as Chief Operating Officer for FACT Group and has engaged in a successful career in the food industry over the past twenty years, culminating his achievements in this industry serving in such high level positions as President, Vice President and General Manager for large international food conglomerates including Vlasic Foods and Campbell's Soup. Mr. Richter has geared his career towards providing strategic problem solving abilities with practical business leadership to deliver bottom line results. Additionally Mr. Richter creates organizational vision and fosters excellence in operational execution through strong leadership skills and teamwork. Mr. Richter obtained a Bachelor of Business Administration and a Diploma of Business Retailing from Ryerson Polytechnical University in Toronto, Canada.

Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:
Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Jacqueline Danforth	President and Member of the Board of Directors	N/A	Late/2	N/A
W. Scott Lawler	Member of the Board of Directors	N/A	Late/4	Late/1

As of the date of the filing of this report, the Company has not adopted a code of ethics that applies to is principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company intends to prepare such a code of ethics and present it to its Board of Directors for adoption during the second quarter of fiscal year 2003. Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the year ending December 31, 2003 and post it on its website.

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

There were no stock options granted to officers or directors of the Company during the fiscal year ended December 31, 2002.
ANNUAL COMPENSATION					LONG TERM COMPENSATION
					AWARDS		PAYOUTS
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen-sation	Restricted Stock Awards	Securities Under-lying Options/ SARS	LTIP Pay-outs	All Other Compen-sation
Jacqueline Danforth, President	2002	$82,500(1)	-0-	-0-	-0-	-0-	-0-	-0-
Jacqueline Danforth, President	2001	$20,625(1)	-0-	-0-	-0-	200,000(1)	-0-	-0-
W. Scott Lawler, President	2001	$80,000(2)	-0-	-0-	-0-	200,000(2)	-0-	-0-
W. Scott Lawler, President	2000	$50,000(2)	-0-	-0-	$116,065(3)	-0-	-0-	-0-

(1) Ms. Danforth's monthly compensation is presently accrued and will be paid at the direction of the Board of Directors. Ms. Danforth was granted 200,000 incentive stock options on September 10, 2001, which options were fully vested on the grant date and are available for exercise at $1.00 per share until September 9, 2006.

(2) Mr. Lawler received cash compensation for his services in fiscal years ended 2000 and 2001 pursuant to a consulting contract. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS". Mr. Lawler was granted 200,000 incentive stock options on September 10, 2001, which options were fully vested on the grant date and are available for exercise at $1.00 per share until September 9, 2006.

(3) The Company agreed to issue to Mr. Lawler a monthly restricted stock award of 5,000 shares of common stock in exchange for his services as president and director in the year ended fiscal 2000. For the period ending December 31, 2000, Mr. Lawler earned 60,000 shares. The restricted stock awards terminated at the end of the fiscal year 2000.

The Company does not pay non-officer directors for their services as such, nor does it pay any director's fees for attendance at meetings. Directors are reimbursed for any expenses incurred by them in their performance as directors.

OPTIONS

STOCK OPTION AND STOCK AWARD PLANS

On March 5, 2000 the Company adopted a Stock Option and Stock Award Plan, which permitted the Board of Directors or a committee of directors to grant stock options or stock awards for a total of 500,000 shares to employees and consultants who provide bonafide services to the Company.

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

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of February 28, 2003, with respect to the beneficial ownership of Fact's common stock and Fact's Class C preferred stock and by each person known by Fact to be the beneficial owner of more than 5% of the outstanding common stock and the outstanding preferred stock, by each of Fact's officers and directors, and by the officers and directors of Fact as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.
TITLE OF CLASS	BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Class A Common	Caribbean Overseas Investments Ltd. 25 Regent St., Belize City, Belize	1,225,798 Class A common shares (2)	Class A - 14.7%

Class A Common	Bahamian Overseas Investment Fund Sociedad (3) Nassau, Bahamas	980,164 Class A common shares (4)	Class A - 11.9%

TITLE OF CLASS	BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)

Class A Common	Stone Canyon Resources Ltd. 1530-9th Ave S.E. Calgary, Alberta	1,012,716	12.6%

Class A Common	Texas T Resources Ltd. 1530-9th Ave S.E. Calgary, Alberta	500,000	6.2%

Class A Common Class C Common

W. Scott Lawler, director of Fact Corporation, director of Capital Reserve Canada Limited, director of Food and Culinary Technology Group, Inc., director of Fact Bread Company Inc., Director of Wall Street Real Estate Ltd. and Secretary and a director of Wall Street Investment Corp.
c/o 1530-9th Ave S.E.
Calgary, Alberta, Canada T2G OT7

		367,842 Class A common shares held directly (7) 1,200,000 Class C common shares held in the name of International Securities Group Inc.(8)	Class A - 4.5% Class C- 60.0%

Class A Common

 Jacqueline R. Danforth, President, Secretary, Treasurer and director of Fact Corporation; President, director and Secretary of Food and Culinary Technology Group, Inc., director of Fact Bread Company Inc., President, Secretary, Treasurer and director of Wall Street Real Estate Ltd. and President and director of Wall Street Investment Corp (9)
c/o 1530-9th Ave S.E.
Calgary, Alberta, Canada T2G OT7

		621,834 Class A common shares; 201,000 Class A common shares are held directly and 420,834 shares are held in the name of Argonaut Management Group Inc. (9)	Class A - 7.6%

	Paul Litwack, director of Fact Corporation and Food and Culinary Technology Group Inc. (12)	0	0
Class C Common	Dr. Brian Raines, director of Fact Corporation (10)	114,200 Class C shares held in the name of Food Information Services Inc. (11)	Class C- 5.71%

Class C Common	Steven Schechter, Vice President and director of Food and Culinary Technology Group Inc., and Vice President and director of Fact Bread Company Inc., 22 Kensington Drive Manalapan, New Jersey 07726	114,200 Class C common shares held directly.	Class C- 5.71%

Class A Common Class C Common	All Officers and Directors as a group	1,218,076 Class A common shares 1,428,400 Class C common shares	Class A - 14.5% Class C - 71.42%

29 to 30

(1)Based on 8,024,431 shares of Class A common stock and 2,000,000 shares of Class C common stock outstanding.
(2) Includes 320,000 warrants for Class A common shares.
(3) Bahamian Overseas Investment Fund Sociedad beneficial owner is John King.
(4) Includes 235,000 warrants for Class A common shares.
(5) Buccaneer Holdings Inc.'s beneficial owners are Walter Brown, Al Brown, Berta Tillman, Alfonso Sevasey, Renegade Recreational Rentals, Inc., Dorothy Vasquez, Rupert Flowers, Gerald Jones and Yvette Burks.
(6) Includes 200,000 warrants for Class A common shares.
(7) Includes 6,000 Class A common shares held by Mr. Lawler's son - Nate Lawler; 200,000 of these shares are in the form of options with an exercise price of $1.00 per share, fully vested and expiring on September 9, 2006.
(8) Mr. Lawler is the beneficial owner of International Securities Group Inc.
(9) 1,000 of these shares are held directly in the name of Ms. Danforth; 200,000 of these shares are in the form of options with an exercise price of $1.00 per share, fully vested and expiring on September 9, 2006;309,167 of these shares rae held in the, of which Ms. Danforth is the beneficial owner; 65,000 of these shares are in the form of warrants held in the name of Argonaut Management with an exercise price of $1.00 and expiring on June 13, 2003; 46,667 of these shares are in the form of warrants in the name of Argonaut Management with an exercise price of $0.75 and expiring March 12, 2004.
(10) Dr. Raines will receive incentive stock options for 100,000 shares under the Company's 2003 Stock Option and Stock Award Plan which will be presented for shareholder approval at the Company's Annual Meeting.
(11) Food Information Services Inc. is a Quebec corporation owned by Dr. Raines.
(12) Mr. Litwack will receive incentive stock options for 100,000 shares under the Company's 2003 Stock Option and Stock Award Plan which will be presented for shareholder approval at the Company's Annual Meeting.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of April 24, 2000, the Company entered into a Consulting Agreement with Mr. W. Scott Lawler, who was at that time its President and a member of its Board of Directors, pursuant to which Mr. Lawler agreed to relocate to Calgary, Alberta, Canada, to work at the Company's facilities in Calgary and devote more substantial time to the operations of the Company. The term of the Consulting Agreement is 2 years, with an option on Mr. Lawler's part to extend for 1 additional year. Mr. Lawler will receive an annual salary of $75,000.00, plus stock options (at terms yet to be determined) and automatic annual salary increases of 15%. As a further inducement to Mr. Lawler to move to Calgary on the Company's behalf, the Company purchased a home for Mr. Lawler's personal use. The purchase price of the home was $541,241. The Company assumed a variable interest rate mortgage from Alberta Treasury Branch in the amount of $384,554 amortized over 25 years. On May 1, 2005, the loan can either be repaid or renewed with the interest rate converted to the then prevailing rate. The monthly payments of principal and interest are $2,636, which Mr. Lawler is obligated to make, along with all payments for property taxes, property insurance and maintenance. Title to such property is in the name of the Company. Mr. Lawler provided funds to the Company in the amount of $167,842 to pay for the down payment and all closing costs associated with the purchase. The funds were provided in the form of a subscription for shares of the Company's Class A common stock at the purchase price of $1.00 per share. The shares were issued pursuant to the exemption from registration found in Rule 506 promulgated by the SEC under the Securities Act. The net proceeds to the Company realized from this offering was $167,842, as this offering was made without the use of any agent or salesman and was conducted without any costs, commissions or finders' fees. If Mr. Lawler's Consulting Agreement expires or is terminated, Mr. Lawler will have the option to purchase the property by assuming the mortgage and returning to the Company 167,842 shares of its Class A Common Stock. Such purchase must be completed within 120 days of termination of the Consulting Agreement. If Mr. Lawler does not exercise his option to purchase the property, the Company will be obligated for the mortgage payments and other costs associated with this property. If and when the property is sold, the Company will receive any and all gains (and/or losses) from such sale, less the cost of any pre-approved improvements to the property paid for by Mr. Lawler. However, Mr. Lawler has the option of acquiring title to the property (and thus all resulting gains or losses) by: (a) assuming or paying off the Company's mortgage; and (b) surrendering to the Company the 167,842 shares of Class A common stock obtained from the Company in a private placement.

In August 2001 the Company entered into a head lease agreement for 3,072 square feet of office space at one of its commercial facilities with International Securities Group Inc. ("ISG"). ISG is a junior venture capital company, whose sole shareholder is a director of the Company, Mr. W. Scott Lawler, who also serves as a member of the Company's Board of Directors and on the Board of certain of the Company's subsidiaries. ISG has subleased 1,811 square feet of office space to its clients, all of whom are junior development companies

On November 20, 2001, the Company entered into an agreement with Food and Culinary Technology Group, Inc. ("Fact Group") to acquire all of the issued and outstanding shares of Fact Group in exchange for 2,000,000 shares of the Class C common stock of the Company. International Securities Group Inc. is a 60% shareholder of Fact Group. Mr. W. Scott Lawler, a director of the Company is the sole shareholder and beneficial owner of International Securities Group Inc.

On December 20, 2001 as part of a Purchase and Sale Agreement by and between the Company, Texas T Petroleum Ltd. (a company which shares a common director, Ms. Jacqueline Danforth, with the Company and common directors, Mr. James F. Marsh and Mr. N. Desmond Smith with one of the Company's subsidiaries) and various other unrelated third parties, Texas T Petroleum Ltd. acquired 500,000 shares of common stock of the Company, the acquisition of which resulted in Texas T Petroleum Ltd. becoming a greater than 5% shareholder.

During the fiscal year ended December 31, 2001 Ultimate Resort Destinations Inc., a Nevada corporation which shares a common officer and director with the Company, Ms. Jacqueline Danforth, provided funds totaling $211,115 in the form of a mortgage to the Company in respect of renovations made to certain of the Company's real property. The mortgage accrued interest at the rate of 10% per annum, expiring April 11, 2002. This holder released the property from the mortgage thereafter, and the balance due was converted to a Secured Convertible Debenture on December 31, 2002, along with other amounts loaned to the Company up to that date. The Secured Convertible Debenture is in the total amount of $650,000. As part of this agreement, the Company issued to Ultimate 107,250 restricted shares of its Class A Common Stock. For purposes of financial reporting the shares were valued at the 10 day average trading price of the Company's shares, or $0.3645, for a total of $39,093. The Secured Convertible Debenture accrues interest at the rate of eighteen percent (18%) per annum and matures on December 31, 2004. Payments of accrued interest are due and payable on the last day of each month, up to maturity, at which point principal and any accrued but unpaid interest is due and payable. The principal amount of this debenture is convertible into shares of the Company's Class A Common Stock at a conversion price of $0.40 per share. If the shares underlying the debenture are registered by the Company with the SEC in an effective registration statement and the market price of the Company's Class A Common Stock exceeds $1.00 for ten (10) consecutive trading days, the balance of this debenture and all accrued and unpaid interest thereon will automatically convert into shares of Class A Common Stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

  Exhibits:
REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990
3.2	Amended Bylaws	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994
3.3	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on November 26, 2001	Filed herewith
3.4	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on February 8, 2002	Filed herewith

10.1	Management Agreement with Mr. Loder	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998
10.2	Lease Agreement dated January 15, 2000 by and between Capital Reserve Canada Limited and 319835 Alberta Ltd.	Incorporated by reference to Exhibit 10.14 previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
10.3	Purchase and Sale Agreement dated March 1, 2000 by and between Capital Reserve Canada Limited and Stone Canyon Resources Limited	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
10.4	Consulting Agreement dated April 24, 2000 by and between Capital Reserve Corporation and W. Scott Lawler	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.
10.5	Share Exchange Agreement dated November 20, 2001 by and between Capital Reserve Corporation, Food and Culinary Technology Group, Inc. and	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
10.6	Lease and Option to Purchase Agreement dated by and between Capital Reserve Corporation and 5 Crowns Investment Corp.	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report.

None

Item 14. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President and our acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2002.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACT CORPORATION

By:/s/ Jacqueline R. Danforth
Name: Jacqueline R. Danforth
Title: President. Principal Executive, Financial and Accounting Officer
Date: April 14, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:/s/ Jacqueline R. Danforth
Name: Jacqueline R. Danforth
Title: President and Member of the Board of Directors
Date: April 14, 2003

 By:/s/ W. Scott Lawler
Name: W. Scott Lawler
Title: Member of the Board of Directors
Date: April 14, 2003

By:/s/ Dr. Brian Raines
Name: Dr. Brian Raines
Title: Member of the Board of Directors
Date: April 14, 2003

By:/s/ Paul Litwack
Name: Paul Litwack
Title: Member of the Board of Directors
Date: April 14, 2003