Form 10QSB
period 2003-03-31
FACT CORP
filed 2003-05-20
CIK 707674

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___to ___

Commission file number 0-17232

FACT CORPORATION
(Exact name of small business issuer as specified in its charter)

COLORADO	84-0888594
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1530 9th Avenue S.E.,
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

8,031,931 shares of Class A common stock, no par value, as of May 19, 2003.

2,000,000 shares of Class C common stock, no par value, as of May 19, 2003.

Transitional Small Business Disclosure Format (check one): Yes No X

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
Page

Unaudited Consolidated Financial Statements
Balance Sheets	F-1 to F-2
Statements of Operations	F-3
Statements of Cash Flows	F-4
Statements of Stockholders' Equity	F-5 to F-6
Notes to Unaudited Consolidated Financial Statements	F-7 to F-8

FACT CORPORATION Consolidated Balance Sheets
	March 31, 2003 (Unaudited)	December 31, 2002 (Note 1)
ASSETS
Current Assets
Cash	27,235	26,744
Inventory	7,016	3,620
Accounts receivable	82,645	39,446
Accounts receivable (related party)	--	29,351
Loans receivable (related party)	14,393	--
Prepaid expenses and deposits	113,151	257,762
Total Current Assets	244,440	356,923

Investment in Texas T Companies	115,669	105,386
Investment in Terra Nostra Resources Limited	10	10

Property and Equipment
Intellectual property	2,540,000	2,540,000
Oil & gas leases (net of accumulated depletion of $34,866)	84,368	76,919
Real Property (net of accumulated depreciation of $167,644)	2,369,871	2,227,970
Office equipment and computers (net of accumulated depreciation of $7,949)	17,640	18,722
Total Property and Equipment	5,011,879	4,863,611

Total Assets	5,371,998	5,325,930

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	335,383	332,883
Accounts payable (related parties)	226,995	230,325
Loans payable (related parties)	233,284	215,403
Loan payable	717,635	375,681
Current portion of long-term debt and acquisition cost	209,728	208,082
Total Current Liabilities	1,723,025	1,362,374

Long Term Liabilities
Acquisition cost payable	1,828,828	1,849,790
Future site restoration	1,907	1,640
Loans payable (related parties)	708,551	678,796
Long-term debt	1,284,750	1,209,349
Total Liabilities	5,547,061	5,101,949
Commitments and contingencies
Stockholders' Equity
Class A Common Stock - authorized 100,000,000 shares of no par value; 8,009,431 and 7,915,694 issued and outstanding as at March 31, 2003 and December 31, 2002.	6,759,951	6,708,630
Class C Common Stock - authorized 2,000,000 shares of no par value; 2,000,000 issued and outstanding as at March 31, 2003 and December 30, 2002.	540,000	540,000
Class A Common stock warrants	342,998	338,498
Accumulated deficit	(7,679,042)	(7,191,033)
Accumulated other comprehensive (loss)	(138,970)	(172,114)
Total Stockholders' Equity	(175,063)	223,981
Total Liabilities and Stockholders' Equity	5,371,998	5,325,930

The accompanying notes are an integral part of these unaudited financial statements

F1 to F-2

FACT CORPORATION Consolidated Statements of Operations
	Three months ended
	March 31, 2003 (Unaudited)	March 31, 2002 (Unaudited)
Revenues
Petroleum & natural gas (net of royalties)	23,842	10,176
Functional food premix	37,125	--
Rental income	44,595	65,221
	105,562	75,397
Costs and Expenses
Petroleum & natural gas related cost (including depletion)	12,014	15,390
Functional food premix	30,762	--
Legal	21,828	20,625
Consulting fees	197,613	138,085
Consulting fees settled by the issue of shares	16,422	--
Depreciation and amortization	19,532	19,352
Other Administrative expenses	207,470	89,631
Equity in loss of Texas T Petroleum Ltd	3,050	4,712
	508,691	287,795
(Loss) from operations	(403,129)	(212,398)

Other income and expenses
Other Income	--	878
Interest income	16,737	2,534
Interest expense	(101,617)	(31,415)
	(84,880)	(28,003)
Provision for income taxes	--	--
Net (Loss)	(488,009)	(240,401)

Net (Loss) per Common Share	(0.06)	(0.034)

Weighted Average Number of Common Shares Used in Calculation	7,930,843	6,917,568

Other comprehensive income
Net loss	(488,009)	(240,401)
Foreign currency translation adjustment	33,144	(2,403)
Unrealized profit (loss) on marketable securities	--	(16,903)
Total other comprehensive income	(454,865)	(259,707)

The accompanying notes are an integral part of these unaudited financial statements

F-3

FACT CORPORATION Consolidated Statements of Cash Flows
	Three months ended
	March 31, 2003 (Unaudited)	March 31, 2002 (Unaudited)
Cash From Operating Activities:
Net (loss)	(488,009)	(240,401)
Reconciling adjustments
Depreciation and amortization	23,963	34,063
Equity in Texas T Petroleum Ltd	3,050	4,712
Issuance of shares for services	16,422	--
Changes in operating assets and liabilities
Accounts receivable	(13,847)	(7,409)
Prepaid expenses and deposits	144,611	869
Inventory	(3,396)	--
Accounts payable and accrued expenses	(5,935)	66,903
Net Cash Flows From Operating Activities	(323,141)	(141,263)

Cash From Investing Activities:
Acquisition of property and equipment	(6,225)	(11,360)
Proceeds from (payments to) loans receivable	(14,393)	(17,013)
Net Cash Flows From Investing Activities	(20,618)	(28,373)

Cash From Financing Activities:
Loans payable	341,954	(19,229)
Repayment of long term debt	(13,454)	(14,825)
Proceeds from advances payable	47,636	181,885
Sales of common stock (net of offering costs)	9,000	1,275
Capital contribution by an officer	2,428	2,139
Net Cash Flows From Financing Activities	387,564	151,245

Foreign currency translation adjustment	(43,314)	(2,208)
Net change in cash and cash equivalents	43,805	(20,599)
Cash at beginning of period	26,744	30,590
Cash at end of period	27,235	9,991

Supplemental disclosure of cash flow information:
Interest paid	101,617	31,415
Income taxes paid	--	--

The accompanying notes are an integral part of these unaudited financial statements

F-4

FACT CORPORATION Consolidated Statements of Stockholders' Equity
	Class A Common Stock		Class C Common Stock		Warrants
	Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2001	6,917,568	6,217,571	2,000,000	540,000	1,751,423	338,039	(5,558,761)	(116,366)	1,420,483
Sale of common stock	1,700	816	--	--	1,700	459	--	--	1,275
Issue of shares for services	996,426	497,777	--	--	--	--	--	--	497,777
Capital Contribution by Officer	--	16,691	--	--	--	--	--	--	16,691
Net Loss for the period	--	--	--	--	--	--	(1,632,272)	--	(1,632,272)
Foreign currency translation adjustment	--	--	--	--	--	--	--	4,102	4,102
Unrealized loss on marketable securities	--	--	--	--	--	--	--	(59,850)	(59,850)
Elimination of shares of FACT Corporation held by Texas T Petroleum Ltd	(80,750)	(24,225)	--	--	--	--	--	--	(24,225)
Balance at December 31, 2002	7,834,944	$6,708,630	2,000,000	$540,000	1,753,123	$338,498	$(7,191,033)	$(172,114)	$223,981
Issue of shares for services	50,880	16,423	--	--	--	--	--	--	16,423
Issue of shares in part settlement of Acquisition Cost payable	42,857	15,857	--	--	--	--	--	--	15,857
Issue of shares	22,500	4,500	--	--	22,500	4,500	--	--	9,000
Capital Contribution by Officer	--	2,428	--	--	--	---	--	--	2,428
Net Loss for the period	--	--	--	--	--	--	(488,009)	--	(488,009)
Foreign currency translation adjustment	--	--	--	--	--	--	--	33,144	33,144
Elimination of shares of FACT Corporation held by Texas T Petroleum Ltd	--	12,113	--	--	--	--	--	--	12,113
Balance at March 31, 2003	7,951,181	6,759,951	2,000,000	$540,000	1,775,623	$342,998	(7,679,042)	(138,970)	(175,063)

The accompanying notes are an integral part of these unaudited financial statements

F-5 to F-6

Note 1 - Management's Statement

The financial statements included herein have been prepared by FACT Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2002, audited financial statements and the accompanying notes included in the Annual Report on Form 10-KSB. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

The amounts for December 31, 2002 were taken from the Company's audited financial statements for that date.

Note 2 - Summary of Significant Accounting Policies

Organization and Operations

The Company was incorporated under the laws of the State of Colorado on August 3, 1982. At March 31, 2003, the Company has four wholly owned subsidiaries, Wall Street Real Estate Ltd., Wall Street Investments Corp., Capital Reserve Canada Limited and Food and Culinary Technology Group, Inc. ("FACT Group"). FACT Bread Company Inc. is a wholly owned subsidiary of FACT Group.

The Company and its subsidiary Wall Street Real Estate Ltd. own and lease real property in the City of Calgary, Alberta, Canada. The Company and its subsidiary Capital Reserve Canada Limited also own an interest in a producing oil and gas property located in Alberta, Canada, which was divested on May 16, 2003. The Company's primary operations are the business of FACT Group in Freehold, New Jersey, including the supply and license of functional food formulations to various manufacturers, ingredient distributors and food service clients.

Note 3 - Loans Payable (related parties)

Loans Payable from various related parties have the following terms at March 31, 2003 and December 31, 2002 respectively:
Repayment terms	Interest rate	Mar. 31, 2003	Dec.31, 2002
Within 12 months	10%	$130,085	$125,821
Within 12 months	20%	1,620	1,544
Demand	Bank of Canada prime + 1%	15,418	7,835
Demand	US prime + 1%	44,385	43,853
Demand	Bank of America prime +2%	11,739	21,532
Demand	10%	14,827	14,608
No terms	None	15,210	210
		$233,284	$215,403

Loans payable to related parties included in Long Term Liabilities includes an amount due of $682,997 which is secured by a third charge on the Company's commercial properties, as well as the Company's accounts receivable and investments. The loan is convertible into the Company's common stock at the rate of $0.40 until maturity, December 31, 2004. Interest on the debenture is accrued at a rate of 18% p.a., and is payable monthly on the last day of each month until maturity, at which time principal and all accrued and

F-7

Note 3 - Loans Payable (related parties) Cont'd

unpaid interest shall be due and payable. If the shares underlying the debenture are registered by the Company with the SEC in an effective registration statement and the market price of the Company's Class A Common Stock exceeds $1.00 for a ten (10) period of time, the balance of this debenture and all accrued and unpaid interest thereon will automatically convert into shares of Class A Common Stock.

Note 4 - Disposal of Oil & Gas leases

Pursuant to an agreement dated May 16, 2003, the Company's subsidiary, Capital Reserve Canada Limited disposed of its oil and gas leases. The consideration was provisionally agreed at for $150,000 CDN ($101,955).

F-8

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

Additionally, under the terms of the agreements whereby the Company acquired its ownership of FACT Group, the Company is required to provide total capitalization of $3 million to FACT Group in order to finalize the acquisition. Included in the cash requirements noted above of $1.7 million over the next twelve months is an amount of $912,055 with respect to the operations of FACT Group. At March 31, 2003, the Company had funded a total of $607,532 to FACT Group in respect of its ongoing operational expenses.

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

Results of Operations

Comparison of quarters ended March 31, 2003 and 2002

For the three month periods ended March 31, 2003 and 2002 the Company incurred operating losses of $403,129 and $212,398 respectively. March 31, 2003 losses included a substantial increase in consulting fees from $138,085 (2002) to $214,035 (including fees settled by the issuance of common shares) as a result of the ongoing operations of its functional food business. There was also a substantial increase in the associated administrative expenses which increased to $207,470 (cash expenses and expenses settled by the issuance of shares) from $89,631 (2002) due to the Company's program to increase corporate exposure and attract additional investment from new and existing shareholders. During the three months ended March 31, 2003, the Company generated revenues from sales of petroleum and natural gas, rental income, and sales of functional food premixes totaling $105,562. Revenues for the same three months in 2002 were limited to sales of petroleum and natural gas and rental income totaling $75,397. Revenues from sales of petroleum and natural gas during the three months ended March 31, 2002 of $10,176 more than doubled over the corresponding three month period during 2003 to $23,842, while associated production costs (including depletion) were substantially decreased. Rental income decreased over the comparative three month periods from $65,221 (2002) to $44,595 (2003) as a result of a vacancy in one of the Company's commercial real estate properties, resulting from the filing for Chapter 11 protection by a lead tenant in November 2002. Functional food premix sales were substantially increased during the quarter ended March 31, 2003 totaling $37,125 versus no sales during the same three months in fiscal 2002.

Other income and expenses reflect a substantial increase in interest expenses over the comparative periods from $31,415 (2002) to $101,617 (2003). Interest expenses increased in the three months ended March 31, 2003 as a result of funds obtained during the quarter through conventional mortgages and loans from private investors to meet a shortfall from its operations.

During the fiscal year ended December 31, 2002 there were certain extraordinary expenses recorded which substantially increased the operating loss for the year. There have been no such similar events during the three months ended March 31, 2003.

Net losses for the two completed quarters ended March 31, 2003 and 2002 were $488,009 (2003) and $240,401 (2002) respectively.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of March 31, 2003, the Company had negative working capital of $1,478,585 and negative Stockholders' Equity of $175,063 compared with negative working capital of $1,005,451 and Stockholders' Equity of $223,981 as of December 31, 2002. The Company's working capital has been decreased as a result of the addition to current liabilities of additional loans. Stockholders' Equity declined predominantly as a result of the operating losses for the period. Additionally, the Company was unable to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements.

Financing activities during the three month period resulted in an increase to loans payable of $341,954 from figures reported at the year ended December 31, 2002 as a result of a second mortgage obtained on certain of the Company's commercial real estate properties. Accounts payable and accrued liabilities remained relatively constant over the comparative three month periods for the quarters ended March 31, 2003 and 2002.

The Company was unable to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements for the period ended March 31, 2003.

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

Sources of Working Capital

During the three months ended March 31, 2003 the Company's primary sources of working capital have come from revenues generated from our operating oil and gas properties, commercial rental properties and sales of functional premix, as well as the net proceeds from:

- $341,954 in the form of an institutional loan for a period of twelve months, bearing interest at a rate of 18% per annum;

- $9,000 from the sales of shares of the Company's common stock; and,

- $47,636 in the form of loans payable from related and arms' length parties at various interest rates and with various repayment terms.

The Company is actively pursuing the divestiture of its real estate and completion of a spin-off of its operational subsidiary, Capital Canada, as well as the liquidation of all marketable and non-marketable securities. On March 6, 2003 the Company announced the pending distribution of all of the issued and outstanding shares of its wholly owned subsidiary, Capital Canada, to the existing shareholders of the Company on the basis of one (1) share of Capital Canada for every five (5) shares of the Company. Holders of the Company's Class C common stock do not have the right to participate in this distribution. As of March 31, 2003 Capital Canada is in debt to the Company in the amount of $658,578, the repayment of which amount, and any subsequent amounts to the date of the spin-off, will be recorded as account receivable on the balance sheet of the Company, repayment of which will be negotiated by the Boards of the Company and Capital Canada, once Capital Canada has an independent Board of Directors in place. The Company anticipates this transaction will close during the second quarter of fiscal 2003, and that repayment terms for the amount due can be finalized at that time. The Company will look to establish the most aggressive repayment plan available during negotiation with Capital Canada's independent Board. Additionally, concurrent with the spin off of Capital Canada, the Company will lose certain incremental income from two real estate leases entered into between Capital Canada and two third parties, which income is currently realized through consolidation of Capital Canada's operations for purposes of Fact's financial reporting. The Company does not expect this loss in incremental income to greatly impact its financial position.

Pursuant to an agreement dated May 16, 2003, the Company's subsidiary, Capital Reserve Canada Limited disposed of its oil and gas leases. The consideration has been provisionally agreed at for $150,000 CDN (US $101,955).

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

On January 6, 2003 the Company issued 7,698 shares of its restricted Class A Common Stock to Mr. Michael Baum, a consultant to FACT Group, for services rendered in the amount of $3,000. The shares were valued at $0.389 per share and were issued pursuant to exemptions provided by Section 4(2) of the Securities Act and Reg. D. No commissions or finders fees were paid by the Company in connection with the sale of these shares.

On January 9, 2003 the Company issued 42,857 shares of its restricted Class A Common Stock to three members of F.A.C.T. Group LLC, Steven Schechter, Jennifer Flynn and Steven Capodicasa in settlement of $15,000 with respect to certain royalty payment obligations. The shares were valued at the ten day average trading price of the Company's common stock, or $0.37 per share, and were issued pursuant to exemptions provided by Section 4(2) of the Securities Act and Reg. D. No commissions or finders fees were paid by the Company in connection with the sale of these shares.

On January 10, 2003 the Company issued 8,182 shares of its Class A Common Stock to Mr. Byron Cox, a consultant to FACT Corporation for services rendered in the amount of CDN$5,000 (US$3,272). The shares were valued at $0.399 per share and were issued pursuant to exemptions provided by Section 4(2) of the Securities Act and Reg. D. No commissions or finders fees were paid by the Company in connection with the sale of these shares.

On February 9, 2003, the Company entered into a Consulting Agreement with Chapman, Spira & Carson, LLC a New York Limited Liability corporation ("Chapman"), whereby Chapman was retained to locate capital and financing opportunities for the Company. Pursuant to such agreement, the Company issued to Chapman 35,000 restricted shares of its Class A Common Stock in settlement of fees totaling $10,000. The shares were issued at a deemed price of $0.35 per share. The shares were issued pursuant to exemptions provided by Section 4(2) of the Securities Act and Reg. D. No commissions or finders fees were paid by the Company in connection with the sale of these shares.

On February 27, 2003 the Company issued a total of 22,500 shares of its restricted Class A Common to Karim Demirdache pursuant to a private placement offering. The shares were issued pursuant to exemptions provided by Section 4(2) of the Securities Act and Reg. D. The private placement contemplated the issue of up to 2,000,000 units, each unit comprised of one share of common stock and a warrant to purchase an additional share of common stock for $0.75 for a period of two years from the date of issuance. No commissions or finders fees were paid in connection with this offering. The net proceeds to the Company realized from this offering were $9,000.

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

Date: May 19, 2003

By:/s/ Jacqueline Danforth
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

4. As the registrant's sole certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

- designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the registrant, particularly during the period in which the quarterly report is being prepared;

- evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

- presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

- all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

- Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003

By:/s/ Jacqueline Danforth Name: Jacqueline Danforth Title: President (Principal Executive Officer and Principal Accounting Officer)

__________

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FACT Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jacqueline Danforth, President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 19, 2003.

By: /s/ Jacqueline Danforth Name: Jacqueline Danforth Title: President (Principal Executive Officer)

EXHIBITS:
REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990
3.2	Amended Bylaws	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994
3.3	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on November 26, 2001	Incorporated by reference to the Exhibits previously filed with the Registrant's Quarterly Report on Form 10QSB for the period ended September 30, 2002.
3.4	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on February 8, 2002	Incorporated by reference to the Exhibits previously filed with the Registrant's Quarterly Report on Form 10QSB for the period ended September 30, 2002.
10.1	Management Agreement with Mr. Loder	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998
10.2	Lease Agreement dated January 15, 2000 by and between Capital Reserve Canada Limited and 319835 Alberta Ltd.	Incorporated by reference to Exhibit 10.14 previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
10.3	Purchase and Sale Agreement dated March 1, 2000 by and between Capital Reserve Canada Limited and Stone Canyon Resources Limited	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
10.4	Consulting Agreement dated April 24, 2000 by and between Capital Reserve Corporation and W. Scott Lawler	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.
10.5	Share Exchange Agreement dated November 20, 2001 by and between Capital Reserve Corporation, Food and Culinary Technology Group, Inc. and	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
10.6	Lease and Option to Purchase Agreement dated by and between Capital Reserve Corporation and 5 Crowns Investment Corp.	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.