Form 10QSB
period 2003-06-30
FACT CORP
filed 2003-08-19
CIK 707674

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

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

2,007,983 shares of Class A common stock, no par value, as of August 19, 2003

2,000,000 shares of Class C common stock, no par value, as of August 19, 2003

Transitional Small Business Disclosure Format (check one): Yes No X

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
Page

Unaudited Consolidated Financial Statements

Balance Sheets	3

Statements of Operations	4

Statements of Cash Flows	5

Statements of Stockholders' Equity	6 to 7

Notes to Unaudited Consolidated Financial Statements	8 to 10

FACT CORPORATION

Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)	Restated (Note 1)
ASSETS
Current Assets
Cash	$31,313	$26,744
Inventory	39,857	3,620
Accounts receivable	97,031	39,446
Accounts receivable (related party)	48,560	29,351
Loans receivable	15,727	-
Prepaid expenses and Deposits	58,917	257,762
Total Current Assets	291,405	356,923

Investment in Texas T Companies	92,066	105,386
Investment in Terra Nostra Resources Ltd.	-	10
Property and Equipment
Intellectual property	2,540,000	2,540,000
Oil & gas leases	10,095	76,919
Real Property (net of accumulated depreciation of $204,348 in 2003 and $140,068 in 2002)	2,571,160	2,227,970
Office equipment and computers (net of accumulated depreciation of $9,631 for 2003 and $6,241 in 2002)	17,561	18,722
Total Property and Equipment	5,230,892	4,863,611
Total Assets	$5,522,287	$5,325,930

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$432,507	$332,883
Accounts payable (related parties)	267,629	230,325
Loans Payable (related parties)	275,464	215,403
Loans payable	751,490	375,681
Current portion of long term debt and acquisition cost	217,998	208,082
Total Current Liabilities	1,945,088	1,362,374

Long Term Liabilities
Acquisition cost payable	1,828,560	1,849,790
Future Site Restoration	-	1,640
Loans payable (related parties)	712,345	678,796
Long-Term Debt	1,388,794	1,209,349
Total Liabilities	$5,874,787	$5,101,949
Commitments and contingencies
Stockholders' Equity
Class A Common Stock - authorized 100,000,000 shares of no par value; 8,031,931 issued and outstanding as at June 30, 2003	6,831,894	6,708,630
Class C stock - authorized 2,000,000 shares of no par value; 2,000,000 issued and outstanding as at June 30, 2003	540,000	540,000
Class A Common stock warrants	276,254	338,498
Accumulated deficit	(7,899,950)	(7,191,033)
Accumulated other comprehensive (loss)	(100,698)	(172,114)
Total Stockholders' Equity	(352,500)	223,981
Total Liabilities and Stockholders' Equity	$5,522,287	$5,325,930

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Revenues
Petroleum & natural gas (net of royalties)	$2,847	$31,717	$26,689	$41,893
Functional food premix	102,375	-	139,500	-
Rental income	44,239	69,408	88,834	134,629
	149,461	101,125	255,023	176,522

Costs and Expenses
Petroleum & natural gas related cost (including depletion)	5,477	32,066	17,491	47,456
Functional food premix	69,237	-	99,999	-
Legal	79,448	25,516	101,276	46,141
Consulting fees	77,855	182,286	275,468	320,371
Consulting fees settled by the issuance of shares	1	-	16,423	-
Depreciation and amortization	19,396	19,855	38,928	39,207
Gain on disposition of assets	(34,811)	-	(34,811)	-
Administrative expenses	42,498	100,018	249,968	189,649
Equity in loss of Texas T Petroleum Ltd.	31,357	(118,805)	34,407	123,517
	290,458	478,546	799,149	766,341
(Loss) from operations	(140,997)	(377,421)	(544,126)	(589,819)

Other income and expenses
Other Income	-	1,130	-	2,008
Interest income	19,222	11,444	35,959	13,978
Interest expense	(99,134)	(41,994)	(200,751)	(73,409)
	(79,912)	(29,420)	(164,792)	(57,423)

Provision for income taxes	-	-	-	-

Net (Loss)	$(220,909)	$(406,841)	$(708,918)	$(647,242)

Net (Loss) per Common Share	$(0.03)	$(0.06)	$(0.09)	$(0.09)

Weighted Average Number of Common Shares Used in Calculation	7,947,691	6,971,480	7,947,691	6,944,378

Other comprehensive income
Net loss	$(220,909)	$(406,841)	$(708,918)	$(647,242)
Foreign currency translation adjustment	38,272	30,925	71,416	28,522
Unrealized profit (loss) on marketable securities	-	16,903	-	-
Total other comprehensive income	$(187,637)	$(359,013)	$(637,502)	$(618,720)

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)
	Six months ended
	June 30, 2003	June 30, 2002 (Note 1)
Cash From Operating Activities:
(Loss) from continuing operations	$(708,918)	$(647,242)
Reconciling adjustments
Depreciation and amortization	41,329	(62,165)
Equity in Texas T Petroleum Ltd	34,407	119,872
Services paid by Stock Issuance	16,423	28,000
Changes in operating assets and liabilities
Accounts receivable	(76,794)	23,468
Prepaid expenses and deposits	198,845	(6,718)
Inventory	(36,237)	-
Gain of sale of oil and gas assets	(24,821)	-
Gain on acquisition of oil and gas leases	(9,990)
Accounts payable and accrued expenses	99,275	152,756
Net Cash Flows From Operating Activities	(466,481)	(392,029)
Cash From Investing Activities:
Acquisition of property and equipment	(10,095)	-
Proceeds from sale of oil and gas assets	112,080	-
Proceeds from (payments to) loans receivable	(15,727)	32,885
Net Cash Flows From Investing Activities	86,258	32,885
Cash From Financing Activities:
Loans payable	375,809	(31,722)
Repayment of long term debt	(13,952)	38,772
Proceeds from loans payable (related parties)	-	288,631
Proceeds from advances payable (related parties)	93,610	-
Repayment of loan	(37,360)	-
Sales of common stock (net of offering costs)	9,000	1,275
Investor deposits	-	5,000
Capital contribution by an officer	2,428	3,834
Net Cash Flows From Financing Activities	429,535	305,790
Foreign currency translation adjustment	44,743	28,522
Net change in cash and cash equivalents	4,569	(24,832)
Cash at beginning of period	26,744	30,590
Cash at end of period	$31,313	$5,758
Supplemental disclosure of cash flow information:
Interest paid	$200,751	$73,409
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Balance at December 31, 2001	6,917,568	6,217,571	2,000,000	540,000	1,751,423	338,039	(5,558,761)	(116,366)	1,420,483
Sale of common stock	1,700	816	-	-	1,700	459	-	-	1,275
Issue of shares for services	996,426	497,777	-	-	-	-	-	-	497,777
Capital Contribution by Officer	-	16,691	-	-	-	-	-	-	16,691
Net Loss for the period	-	-	-	-	-	-	(1,632,272)	-	(1,632,272)
Foreign currency translation adjustment	-	-	-	-	-	-	-	4,102	4,102
Unrealized loss on marketable securities	-	-	-	-	-	-	-	(59,850)	(59,850)
Elimination of shares of FACT Corporation held by Texas T Petroleum Ltd	(80,750)	(24,225)	-	-	-	-	-	-	(24,225)
Balance at December 31, 2002	7,834,944	$6,708,630	2,000,000	$540,000	1,753,123	$338,498	$(7,191,033)	$(172,114)	$223,981
Issue of shares for services	50,880	16,423	-	-	-	-	-	-	16,423
Issue of shares in part settlement of Acquisition Cost payable	42,857	15,000	-	-	-	-	-	-	15,000

Issue of shares	22,500	4,500	-	-	22,500	4,500	-	-	9,000
Capital Contribution by Officer	-	2,428	-	-	-	-	-	-	2,428
Net Loss for the period	-	-	-	-	-	-	(708,918)	-	(708,918)
Foreign currency translation adjustment	-	-	-	-	-	-	-	71,416	71,416
Elimination of shares of FACT Corporation held by Texas T Petroleum Ltd	-	18,170	-	-	-	-	-	-	18,170
Cancellation/expiration of 351,286 warrants		66,744			(351,286)	(66,744)
Balance at June 30,2003	7,951,181	6,831,894	2,000,000	$540,000	1,424,337	$276,254	(7,899,950)	(100,698)	(352,500)

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION (formerly Capital Reserve Corporation)

Notes to the Unaudited Financial Statements

June 30, 2003

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

Note 2 - Summary of Significant Accounting Policies

Organization and Operations

The Company was incorporated under the laws of the State of Colorado on August 3, 1982. At June 30, 2003, the Company has four wholly owned subsidiaries, Wall Street Real Estate Ltd., Wall Street Investments Corp., Capital Reserve Canada Limited and Food and Culinary Technology Group, Inc. ("FACT Group"). FACT Bread Company Inc. is a wholly owned subsidiary of FACT Group.

The Company and its subsidiary Wall Street Real Estate Ltd. own and lease real property in the City of Calgary, Alberta, Canada. The Company's subsidiary Capital Reserve Canada Limited owns a minority interest in a producing oil and gas property located in Colorado and oil and gas leases in Montana. The Company is currently in the process of spinning off its subsidiary, Capital Reserve Canada Limited. The Company's primary operations are the business of FACT Group in Freehold, New Jersey, including the supply and license of functional food formulations to various manufacturers, ingredient distributors and food service clients.

Note 3 - Loans Payable (related parties)

Loans Payable from various related parties have the following terms at June 30, 2003 and December 31, 2002 respectively:
Repayment terms	Interest rate	June 30, 2003	Dec.31, 2002
Within 12 months	10%	$154,926	$125,821
Within 12 months	20%	31,180	1,544
Demand	Bank of Canada prime + 1%	17,055	7,835
Demand	US prime + 1%	44,922	43,853
Demand	Bank of America prime +2%	11,895	21,532
Demand	10%	15,276	14,608
No terms	None	210	210
		$275,464	$215,403

Note 3 - Loans Payable (related parties) Cont'd

Loans payable to related parties included in Long Term Liabilities includes an amount due of $712,345 which is secured by a third charge on the Company's commercial properties, as well as the Company's accounts receivable and investments. The loan is convertible into the Company's common stock at the rate of $0.40 until maturity, December 31, 2004. Interest on the debenture is accrued at a rate of 18% p.a., and is payable monthly on the last day of each month until maturity, at which time principal and all accrued and unpaid interest shall be due and payable. If the shares underlying the debenture are registered by the Company with the SEC in an effective registration statement and the market price of the Company's Class A Common Stock exceeds $1.00 for a ten (10) period of time, the balance of this debenture and all accrued and unpaid interest thereon will automatically convert into shares of Class A Common Stock.

Note 4 - Disposal of Oil & Gas leases

Pursuant to an agreement dated May 16, 2003, the Company's subsidiary, Capital Reserve Canada Limited disposed of its oil and gas leases. The consideration was agreed at for $150,000 CDN ($112,080), plus the forgiveness of certainoutstanding operating expenses.

Note 5 - Other Events

On August 14, 2003, FACT Corp. reached a settlement with the Plaintiffs in the legal matter pending in the Superior Court of the State of New Jersey. As a result of this settlement, the formulas to the pre-mixes and other intellectual property are immediately being released to FACT Corp. The purchase price for the intellectual property remains at $2 million, to be paid in the form of royalties on a per pound of product sold by FACT Group. FACT Group will pay a maximum of $207,500 in additional income to two of the plaintiffs over the next 3 and 1/2 years, commencing in November 2003. The Plaintiffs will be prohibited from competing with FACT Group for 5 years, must keep all trade secrets confidential and provide training for FACT Group's new technical support personnel.

The Company held its annual general meeting on July 17, 2003. The shareholders approved a reverse split of the Company's issued and outstanding shares of Class A Common Stock on the basis of one (1) Class A Common stock for every four (4) Class A Common Stock shares held by each shareholder. The Shareholders also approved the 2003 stock option and stock award plan (the "Plan") of up to 1,000,000 stock options whereby employees, officers, directors and/or consultants of the Corporation may be compensated through the granting of stock options and stock awards; the Plan will be for such number of shares that is equal to twenty percent (20%) of the Corporation's total issued and outstanding shares as at the time that the Corporation adopts a formal written Plan; directors will be eligible for no more than 25% of the shares authorized under the Plan and executive officers will be eligible for no more than 25% of the shares authorized under the Plan.

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

Plan of Operation

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company does generate income from sales of functional premix as well as rental income on a monthly basis, these proceeds are not sufficient to meet the Company's current monthly overhead, which includes the on-going business of three operational subsidiaries. The Company is in the process of divesting its interests in its third subsidiary, Capital Reserve Canada Ltd ("Capital Canada"). The Company will require approximately $1.0 million to cover its anticipated overhead and operational needs for the upcoming twelve month period. During the upcoming 12 months, revenues generated from existing operations are expected to offset operational overhead by approximately $840,000, including projected net revenues of $294,000 from the functional food business and net revenue of $530,000 from a pending acquisition in the food arena. While the Company has projected net revenues from its foods operations of approximately $824,000 over the upcoming twelve months, there is no guarantee these projections will be achieved. Therefore, the Company may be required to raise up to an additional $1.0 million to meet its projected costs. The Company expects that it will be able to obtain additional equity and/or debt financing to meet this need.

The Company's operational plans call for the expenditure of approximately $290,000 over the next twelve months on ongoing food product refinement, technical support, development of second and third generation functional formulations, and a direct marketing program, including salaries paid to employees and consultants retained for the purposes of providing research and development support. The Company does not intend to participate in any further development of its existing oil and gas properties and has commenced the spin off of Capital Canada, which it expects will be concluded during the third quarter of 2003. In addition the Company intends to divest its real estate assets and equity investments in order to focus on the management and operation of its developing foods business. In the event the Company does divest these other assets, funds derived from the sales will reduce our requirement to raise additional capital. It is impossible to determine the exact impact a sale of one or all of these assets would have on the current cash requirement.

The Company anticipates that its subsidiary FACT Group will hire an additional one to three employees during the upcoming twelve months should the functional foods business meet projected operational and revenue targets.

The Company is currently negotiating the acquisition of an operating business in the food sector to further enhance its' existing revenue stream. The acquisition is expected to include one product line with existing purchase orders from U.S. retailers totaling gross sales of approximately $150,000. The Company expects to close this transaction during the quarter ended September 30, 2003. Revenues are expected to commence during the fourth quarter of the current fiscal year with anticipated gross margins of between 25% and 30%.

Results of Operations

Comparison of quarters ended June 30, 2003 and 2002

For the six month periods ended June 30, 2003 and 2002 the Company incurred operating losses of $544,128 and $466,302 respectively. June 30, 2003 losses include a substantial increase in legal fees from $46,141 (2002) to $101,276 due to certain legal proceedings with respect to the operations of FACT Group. There was also a substantial increase in administrative expenses for the respective periods which increased to $249,968 (2003) from $189,649 (2002) due to the Company's commencement of a program to increase corporate exposure and attract additional investment from new and existing shareholders in the first quarter of 2003 and additional administrative functions associated with operating the Company's subsidiaries. During the six months ended June 30, 2003, the Company generated revenues from sales of petroleum and natural gas, rental income, and sales of functional food premixes totaling $255,023. Revenues for the same six months in 2002 were limited to sales of petroleum and natural gas and rental income totaling $176,522. Revenues from sales of petroleum and natural gas during the six months ended June 30, 2003 of $26,689 were substantially decreased compared to $41,893 over the six months ended June 30, 2002. This decrease was due to the Company's divestiture of its primary oil and gas revenue generating property with the effective date for the sale being the April production month. Associated production costs were substantially decreased over the respective six month periods from $47,456 (2002) to $17,491 (2003). Rental income also decreased over the comparative six month periods from $134,629 (2002) to $88,834 (2003) as a result of a vacancy in one of the Company's commercial real estate properties. Functional food premix sales were substantially increased during the six month period ended June 30, 2003 totaling $139,500 versus no sales during the same six months in fiscal 2002.

Other income and expenses reflect a substantial increase in interest expenses over the comparative periods from $73,409 (2002) to $200,751 (2003). Interest expenses increased in the six months ended June 30, 2003 as a result of funds obtained during the period through conventional mortgages and loans from private investors to meet a shortfall from its operations.

During the fiscal year ended December 31, 2002 there were certain extraordinary expenses recorded which substantially increased the operating loss for the year. There have been no such similar events during the six months ended June 30, 2003.

Net losses for the two completed periods ended June 30, 2003 and 2002 were $708,918 (2003) and $647,242 (2002) respectively.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of June 30, 2003, the Company had negative working capital of $1,653,683 and negative Stockholders' Equity of $352,490 compared with negative working capital of $1,005,451 and Stockholders' Equity of $223,981 as of December 31, 2002. The Company's working capital has been decreased as a result of the addition to current liabilities of additional loans. Stockholders' Equity declined predominantly as a result of the operating losses for the period. Additionally, the Company was unable to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements.

Financing activities during the six month period resulted in an increase to loans payable of $469,419 from figures reported at the year ended December 31, 2002 as a result of a second mortgage obtained on certain of the Company's commercial real estate properties and other smaller related party loans. Accounts payable and accrued liabilities increased over the comparative six month periods for the quarters ended June 30, 2003 and 2002 as a result of additional expenses incurred from certain legal proceedings and certain consulting contracts entered into by the Company.

The Company was unable to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements for the period ended June 30, 2003.

Liquidity

The Company anticipates it will require approximately $1.0 million over the next twelve months to fully implement its existing business plan, which includes significant marketing efforts, the continued development and refinement of functional food formulations and products, a consumer awareness and public relations campaign, concepts for development, manufacturing and distribution of a line of our own master brand food products via the Internet, expanded management resources and support staff, and other day to day operational activities. The Company may require additional funds over the next three years to assist in realizing its goals should it not achieve anticipated bench marks over the 2003, 2004 and 2005 fiscal years. The amount and timing of additional funds required can not be definitively stated as at the date of this report and will be dependent on a variety of factors. As of the filing of this report, the Company has been successful in raising funds required to meet our existing revenue shortfall for the funding of our operations. Funds have been raised through private loans, equity financing and conventional bank debt. The Company anticipates revenues generated from its functional food business will greatly reduce the requirement for additional funding; however, we can not be certain the Company will be successful in achieving revenues from those operations. Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Sources of Working Capital

During the three months ended June 30, 2003 the Company's primary sources of working capital have come from revenues generated from our operating oil and gas properties, commercial rental properties and sales of functional premix, as well as the net proceeds from:

    $371,350 in the form of an institutional loan for a period of twelve months, bearing interest at a rate of 18% per annum;

    $9,000 from the sales of shares of the Company's common stock; and,

    $98,069 in the form of loans payable from related and arms' length parties at various interest rates and with various repayment terms.

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

Pursuant to an agreement dated May 16, 2003, the Company's subsidiary, Capital Reserve Canada Limited disposed of its oil and gas leases. The consideration has been provisionally agreed at for $150,000 CDN (US $112,080) plus forgiveness of certain operating expenses.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2003, the Company and its subsidiary Food and Culinary Technology Group Inc. ("FACT Group") were served with a verified complaint filed in the Superior Court of New Jersey in Monmouth County (docket # MON C-164-03) by Steven Schechter, Jennifer Flynn, Steven Capidocasa and G.A.C.T. Group LLC, a New Jersey limited liability company owned by the individual plaintiffs. The complaint sought various remedies including the return of the formulas on which FACT Group has created its functional food pre-mixes. On August 14, 2003, FACT Corp. reached a settlement with the Plaintiffs in the legal matter pending in the Superior Court of the State of New Jersey. As a result of this settlement, the formulas to the pre-mixes and other intellectual property are immediately being released to FACT Corp. The purchase price for the intellectual property remains at $2 million, to be paid in the form of royalties on a per pound of product sold by FACT Group. FACT Group will pay a maximum of $207,500 in additional income to two of the plaintiffs over the next 3 and 1/2 years, commencing in November 2003. The Plaintiffs will be prohibited from competing with FACT Group for 5 years, must keep all trade secrets confidential and provide training for FACT Group's new technical support personnel.

ITEM 2. CHANGES IN SECURITIES

Not Applicable

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of Shareholders was held on July 17, 2003, at which the following items were voted upon:

1. Setting the number of members of the Board of Directors at four (4).

Voting Results	For	Against	Abstain
	6,471,454	0	0

2. The following directors were elected to the Board of Directors to hold such position until the next annual meeting of the shareholders or until their successor is duly elected and qualified:
Voting Results	For	Against	Abstain
Jacqueline Danforth	6,471,454	0	0
W. Scott Lawler	6,471,454	0	0
Paul Litwack	6,471,454	0	0
Dr. Brain Raines	6,471,454	0	0

 3. The shareholders ratified the appointment of Miller & McCollom as our auditors for fiscal year 2003.
Voting Results	For	Against	Abstain
	6,471,454	0	0

4. The shareholders approved a reverse split of the Company's issued and outstanding shares of Class A Common Stock on the basis of one (1) Class A Common stock for every four (4) Class A Common Stock shares held by each shareholder

Voting Results	For	Against	Abstain
	6,471,454	0	0

5. The Shareholders approved the 2003 stock option and stock award plan (the "Plan") of up to 1,000,000 stock options whereby employees, officers, directors and/or consultants of the Corporation may be compensated through the granting of stock options and stock awards; the Plan will be for such number of shares that is equal to twenty percent (20%) of the Corporation's total issued and outstanding shares as at the time that the Corporation adopts a formal written Plan; directors will be eligible for no more than 25% of the shares authorized under the Plan and executive officers will be eligible for no more than 25% of the shares authorized under the Plan.

Voting Results	For	Against	Abstain
	6,471,454	0	0

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits and Index of Exhibits - see Exhibit Index below

b. Reports on Form 8-K: None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACT CORPORATION

Date: August 19, 2003

By:/s/ Jacqueline Danforth_____
Name: Jacqueline Danforth
Title: President and Director

(a) EXHIBITS:
REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990
3.2	Amended Bylaws	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994
3.3	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on November 26, 2001	Incorporated by reference to the Exhibits previously filed with the Registrant's Quarterly Report on Form 10QSB for the period ended September 30, 2002.
3.4	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on February 8, 2002	Incorporated by reference to the Exhibits previously filed with the Registrant's Quarterly Report on Form 10QSB for the period ended September 30, 2002.
10.1	Management Agreement with Mr. Loder	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998
10.2	Lease Agreement dated January 15, 2000 by and between Capital Reserve Canada Limited and 319835 Alberta Ltd.	Incorporated by reference to Exhibit 10.14 previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
10.3	Purchase and Sale Agreement dated March 1, 2000 by and between Capital Reserve Canada Limited and Stone Canyon Resources Limited	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
10.4	Consulting Agreement dated April 24, 2000 by and between Capital Reserve Corporation and W. Scott Lawler	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.
10.5	Share Exchange Agreement dated November 20, 2001 by and between Capital Reserve Corporation, Food and Culinary Technology Group, Inc. and	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
10.6	Lease and Option to Purchase Agreement dated by and between Capital Reserve Corporation and 5 Crowns Investment Corp.	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
31	Rule 13a - 14(a)/15d-14(a) Certification	Filed herewith
32	Section 1350 Certification	Filed herewith