Form 10QSB
period 2003-09-30
FACT CORP
filed 2003-11-19
CIK 707674

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

2,436,243 shares of Class A common stock, no par value, as of November 11, 2003

2,000,000 shares of Class C common stock, no par value, as of November 11, 2003

Transitional Small Business Disclosure Format (check one): Yes No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
Page

Unaudited Consolidated Financial Statements
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3 to F-4
Statements of Stockholders' Equity	F-5
Notes to Unaudited Consolidated Financial Statements	F-6 to F-7

FACT CORPORATION Consolidated Balance Sheets
	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets
Cash	$54,347	$26,744
Inventory	27,474	3,620
Accounts receivable	123,394	39,446
Accounts receivable (related party)	-	29,351
Prepaid expenses and Deposits	44,493	257,762
Total Current Assets	249,708	356,923

Investment in Texas T Companies	75,403	105,386
Investment in Terra Nostra Resources Ltd.	-	10
Property and Equipment
Intellectual property	2,760,300	2,540,000
Oil & gas leases	16,934	76,919
Real Property (net of accumulated depreciation of $223,474 in 2003 and $140,068 in 2002)	2,538,489	2,227,970
Office equipment and computers (net of accumulated depreciation of $9,994 for 2003 and $6,241 in 2002)	15,506	18,722
Total Property and Equipment	5,331,229	4,863,611

Total Assets	$5,656,340	$5,325,930

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$398,405	$332,883
Accounts payable (related parties)	190,953	230,325
Loans Payable (related parties)	77,576	215,403
Loans payable	735,594	375,681
Current portion of long term debt and acquisition cost	190,167	208,082
Total Current Liabilities	1,592,695	1,362,374

Long Term Liabilities
Acquisition cost payable	2,079,355	1,849,790
Future Site Restoration	-	1,640
Loans payable (related parties)	653,971	678,796
Long-Term Debt	1,351,770	1,209,349
Total Liabilities	$5,677,791	$5,101,949
Commitments and contingencies
Stockholders' Equity
Class A Common Stock - authorized 100,000,000 shares of no par value; 2,176,959 issued and outstanding as at September 30, 2003	7,631,070	6,708,630
Class C stock - authorized 2,000,000 shares of no par value; 2,000,000 issued and outstanding as at September 30, 2003	540,000	540,000
Class A Common stock warrants	45,561	338,498
Accumulated deficit	(8,129,763)	(7,191,033)
Accumulated other comprehensive (loss)	(108,319)	(172,114)
Total Stockholders' Equity	(21,451)	223,981

Total Liabilities and Stockholders' Equity	$5,656,340	$5,325,930

The accompanying notes are an integral part of these unaudited financial statement

FACT CORPORATION Consolidated Statements of Operations (Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues
Petroleum & natural gas (net of royalties)	$2,122	$18,533	$28,811	$60,426
Functional food premix	109,386	450	248,886	450
Rental income	39,632	73,325	128,466	207,954
	151,139	92,308	406,162	268,830

Costs and Expenses
Petroleum & natural gas related cost (including depletion)	1,577	16,913	19,068	64,369
Functional food premix	68,394	248	168,393	248
Legal	96,955	23,255	198,231	69,396
Consulting fees	(109,609)	209,240	165,859	529,611
Consulting fees settled by the issuance of shares	147,816	-	164,238	-
Depreciation and amortization	20,004	17,199	58,932	56,406
Gain on disposition of assets	(442)	-	(35,253)	-
Write off Account Receivable	18,369	-	18,369	-
Administrative expenses	48,217	63,998	298,186	253,647
Equity in loss of Texas T Petroleum Ltd.	14,077	(114,412)	48,484	(237,929)
	305,357	216,441	1,104,506	735,748

(Loss) from operations	(154,217)	(238,545)	(698,343)	(942,776)

Other income and expenses
Other Income	-	643	-	2,651
Interest income	18,794	16,714	54,753	30,692
Interest expense	(94,389)	(40,047)	(295,140)	(113,456)
Gain on Disposal	-	10	-	10
	(75,594)	(22,680)	(240,386)	(318,032)

Provision for income taxes	-	-	-	-

Net (Loss)	$(229,812)	$(375,637)	$(938,730)	$(1,022,879)

Net (Loss) per Common Share	$(0.09)	$(0.21)	$(0.42)	$(0.58)

Weighted Average Number of Common Shares Used in Calculation	2,533,521	1,819,268	7,947,691	7,071,286

Other comprehensive income
Net loss	$(229,812)	$(375,637)	$(938,730)	$(1,022,879)
Foreign currency translation adjustment	(7,621)	(24,800)	63,795	3,722
Unrealized profit (loss) on marketable securities	-	(60,235)	-	(60,235)
Total other comprehensive income	$(237,433)	$(460,672)	$(874,935)	$(1,079,392)

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended
	September 30, 2003	September 30, 2002
Cash From Operating Activities:
(Loss) from continuing operations	$(938,730)	$(1,022,879)
Reconciling adjustments
Depreciation and amortization	58,932	48,777
Equity in Texas T Petroleum Ltd	48,484	236,875
Services paid by stock issuance	164,238	-
Loans repaid by stock issuance	314,845	-
Acquisition of intellectual property for stock	2,800	-
Accounts payable settled by stock issuance	52,331	84,988
Gain on Disposal	-	(10)
Changes in operating assets and liabilities
Accounts receivable	(36,228)	24,916
Prepaid expenses and deposits	213,269	(4,425)
Inventory	(23,854)	(7,835)
Gain of sale of oil and gas assets	(25,263)	-
Gain on acquisition of oil and gas leases	(9,990)
Accounts payable and accrued expenses	26,150	136,037
Net Cash Flows From Operating Activities	(159,950)	(503,556)
Cash From Investing Activities:
Acquisition of property and equipment	(10,095)	(8,716)
Acquisition of intellectual property	(220,300)	-
Proceeds from sale of oil and gas assets	112,080	-
Proceeds from (payments to) loans receivable	-	39,360
Net Cash Flows From Investing Activities	(118,315)	30,644
Cash From Financing Activities:
Loans proceeds	359,913	236,973
Repayment of long term debt	(57,168)	(24,179)
Proceeds from (repayment to) loans payable (related parties)	(162,652)	317,635
Reduction of acquisition cost payable	(15,435)	-
Sales of common stock (net of offering costs)	59,400	1,275
Investor deposits	-	5,000
Capital contribution by an officer	20,209	5,499
Net Cash Flows From Financing Activities	204,267	542,203

Foreign currency translation adjustment	101,601	3,722
Net change in cash and cash equivalents	27,603	73,013
Cash at beginning of period	26,744	30,590
Cash at end of period	$54,347	$103,603
Supplemental disclosure of cash flow information:
Interest paid	$295,140	$113,456
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

F-3 to F-4

FACT CORPORATION Consolidated Statements of Stockholders' Equity (Unaudited)
	Class A Common Stock		Class C Common Stock		Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2002	7,834,944	$6,708,630	2,000,000	$540,000	1,753,123	$338,498	$(7,191,033)	$(172,114)	$223,981
4 for 1 Reverse split	1,979,149	6,708,630	2,000,000	540,000	438,281	338,498	(7,191,033)	(172,114)	223,981
Issue of shares for services	506,482	164,238	-	-	-	-	-	-	164,238
Stock issuances related to Private Placements	250,625	29,700	-	-	250,625	29,700	-	-	59,400
Capital Contribution by Officer	-	20,209	-	-	-	-	-	-	20,209
Issuance of shares in settlement of debt	1,359,913	367,176							367,176
Issuance of shares for property acquisition	10,000	2,800							2,800
Net Loss for the period	-	-	-	-	-	-	(938,730)	-	(938,730)
Foreign currency translation adjustment	-	-	-	-	-	-	-	63,795	63,795
Elimination of shares of FACT Corporation held by Texas T Petroleum Ltd	-	15,680	-	-	-	-	-	-	15,680
Cancellation/expiration of 424,5232 warrants	-	322,637	-	-	(424,523)	(322,637)	-	-	-
Shares reserved for issue	(1,929,210)	-	-	-	-	-	-	-	-
Balance at September 30,2003	2,176,959	7,631,070	2,000,000	$540,000	264,383	$45,561	(8,129,763)	(108,319)	(21,451)

The accompanying notes are an integral part of these unaudited financial statements

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

Note 2 - Summary of Significant Accounting Policies

Organization and Operations

The Company was incorporated under the laws of the State of Colorado on August 3, 1982. At September 30, 2003, the Company has four wholly owned subsidiaries, Wall Street Real Estate Ltd., Wall Street Investments Corp., Capital Reserve Canada Limited and Food and Culinary Technology Group, Inc. ("FACT Group"). FACT Products Inc. (formerly FACT Bread Company Inc.) is a wholly owned subsidiary of FACT Group, Inc.

The Company and its subsidiary Wall Street Real Estate Ltd. own and lease real property in the City of Calgary, Alberta, Canada. The Company's subsidiary Capital Reserve Canada Limited owns a minority interest in a producing oil and gas property located in Colorado and oil and gas leases in Montana. The Company is currently in the process of spinning off its subsidiary, Capital Reserve Canada Limited. The Company's primary operations are the business of FACT Group and its subsidiary FACT Products Inc. in Freehold, New Jersey, including the supply and license of functional food formulations to various manufacturers, ingredient distributors and food service clients.

Note 3 - Loans Payable (related parties)

Loans Payable from various related parties have the following terms at September 30, 2003 and December 31, 2002 respectively:
Repayment terms	Interest rate	September 30, 2003	December 31, 2002
Within 12 months	10%	$9,201	$125,821
Within 12 months	20%	21,409	1,544
Demand	Bank of Canada prime + 1%	-	7,835
Demand	US prime + 1%	32,258	43,853
Demand	Bank of America prime +2%	-	21,532
Demand	10%	14,708	14,608
No terms	None	-	210
		$77,576	$215,403

Note 3 - Loans Payable (related parties) Cont'd

Loans payable to related parties included in Long Term Liabilities includes an amount due of $653,971 which is secured by a third charge on the Company's commercial properties, as well as the Company's accounts receivable and investments. The loan is convertible into the Company's common stock at the rate of $1.60 until maturity, December 31, 2004. Interest on the debenture is accrued at a rate of 18% p.a., and is payable monthly on the last day of each month until maturity, at which time principal and all accrued and unpaid interest shall be due and payable. If the shares underlying the debenture are registered by the Company with the SEC in an effective registration statement and the market price of the Company's Class A Common Stock exceeds $1.00 for a ten (10) period of time, the balance of this debenture and all accrued and unpaid interest thereon will automatically convert into shares of Class A Common Stock.

Note 4 - Disposal of Oil & Gas leases

Pursuant to an agreement dated May 16, 2003, the Company's subsidiary, Capital Reserve Canada Limited disposed of its oil and gas leases. The consideration was agreed at for $150,000 CDN ($112,080), plus the forgiveness of certain outstanding operating expenses.

Note 5 - Other Events

On August 14, 2003, the Company and subsidiary FACT Group. reached a settlement with the Plaintiffs in the legal matter pending in the Superior Court of the State of New Jersey. As a result of this settlement, the formulas to the pre-mixes and other intellectual property has been released to the Company. The purchase price for the intellectual property remains at $2 million, to be paid in the form of royalties on a per pound of product sold by FACT Group. FACT Group will also pay a maximum of $217,500 in additional income to two of the plaintiffs over the next 3 and 1/2 years, commencing in November 2003. The Plaintiffs will be prohibited from competing with FACT Group for 5 years, must keep all trade secrets confidential and provide training for FACT Group's new technical support personnel.

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

Plan of Operation

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company does generate income from sales of functional premix as well as rental income on a monthly basis, these proceeds are not sufficient to meet the Company's current monthly overhead, which includes the on-going business of three operational subsidiaries. The Company is in the process of divesting its interests in its third subsidiary, Capital Reserve Canada Ltd. ("Capital Canada"). The Company will require approximately $1.0 million to cover its anticipated overhead and operational needs for the upcoming twelve month period. During the upcoming 12 months, revenues generated from existing operations are expected to offset operational overhead by approximately $640,611, including projected net revenues of $629,011 from the functional food business. While the Company has projected net revenues from its foods operations for the ensuing 12 month period based on current sales volumes and anticipated future operations, there is no guarantee these projections will be achieved. The Company has no assurances that current customers will continue to order premixes at their present monthly volumes, or that we will be able to secure additional customers. In addition, the Company can not guarantee that present day premix ingredient costs will remain unchanged. A dramatic increase in ingredient costs, or lack of availability of ingredients could adversely affect the Company's revenue stream. Finally the Company is operating in a relatively new market segment, the functional foods arena, which has limited track record. We can not accurately predict the impact of increased competition in the marketplace as this industry niche continues to develop. Therefore, the Company may be required to raise up to an additional $1.0 million to meet its projected costs. The Company expects that it will be able to obtain additional equity and/or debt financing to meet this need.

The Company's operational plans call for the expenditure of approximately $422,000 over the next twelve months on ongoing food product refinement, technical support, development of second and third generation functional formulations, and various marketing programs, including salaries paid to employees and consultants retained for the purposes of providing research and development support. The Company does not intend to participate in any further development of its existing oil and gas properties and has commenced the spin off of Capital Canada, which it expects will be concluded during the fourth quarter of 2003. In addition the Company intends to divest its real estate assets and equity investments in order to focus on the management and operation of its developing foods business. In the event the Company does divest these other assets, funds derived from the sales will reduce our requirement to raise additional capital. It is impossible to determine the exact impact a sale of one or all of these assets would have on the current cash requirement.

The Company anticipates that its subsidiary Food and Culinary Technology Group, Inc. will hire an additional one to three employees during the upcoming twelve months should the functional foods business meet projected operational and revenue targets.

During the quarter ended September 30, 2003 the Company acquired a second business with minimal operations in the food sector to further enhance its' existing revenue stream. The product line includes a collection of non-dairy whipped toppings available in four flavors, with projected initial sales of $107,000 from pending purchase orders. Sales are expected to commence prior to the close of the current fiscal year with anticipated gross margins of between 25% and 30%. Until such time as the Company concludes initial sales, management does not intend to include projected revenue from these operations in its twelve month revenue projections.

Results of Operations

Comparison of quarters ended September 30, 2003 and 2002

For the nine month periods ended September 30, 2003 and 2002 the Company incurred operating losses of $698,343 and $942,776 respectively. September 30, 2003 losses include a substantial increase in legal fees from $69,396 (2002) to $198,231 due to certain legal proceedings concluded during the quarter with respect to the operations of FACT Group, Inc. Administrative expenses for the respective periods remained relatively constant and totaled $298,186 (2003) and $253,647 (2002). Consulting fees decreased over the comparative periods from $529,611 to $330,097, predominantly due to a reduction in promotional during the most recent quarter, as well as a decrease in technical and administrative consultants retained by the Company's subsidiary, FACT Group Inc. During the nine months ended September 30, 2003, the Company generated revenues from sales of petroleum and natural gas, rental income, and sales of functional food premixes totaling $406,162. Revenues for the same nine months in 2002 consisted of limited premix sales, as well as sales of petroleum and natural gas and rental income totaling $268,830. Revenues from sales of petroleum and natural gas during the nine months ended September 30, 2003 of $28,811 were substantially decreased compared to $60,426 over the nine months ended September 30, 2002. This decrease was due to the Company's divestiture of its primary oil and gas revenue generating property with the effective date for the sale being the April production month. Associated production costs were also substantially decreased over the respective nine month periods from $64,369 (2002) to $19,068 (2003). Rental income decreased over the comparative nine month periods from $207,954 (2002) to $128,466 (2003) as a result of a vacancy in one of the Company's commercial real estate properties commencing November 2002. Functional food premix sales were substantially increased during the nine month period ended September 30, 2003 totaling $248,886 versus sales of $450 during the same nine months in fiscal 2002.

Other income and expenses reflect a substantial increase in interest expenses over the comparative periods from $113,456 (2002) to $295,140 (2003). Interest expenses increased in the nine months ended September 30, 2003 as a result of funds obtained during the period through conventional mortgages, a second mortgage and loans from private investors to meet a shortfall from operations.

During the fiscal year ended December 31, 2002 there were certain extraordinary expenses recorded which substantially increased the operating loss for the year. There have been no such similar events during the nine months ended September 30, 2003.

Other costs and expenses over the 9 months ended September 30, 2003 include a gain of $35,253 with respect to the sale of certain oil and gas leases and the write down of an account receivable of $18,369, with no similar events in the same nine month period during 2002. Additionally, the recorded equity in the Company's ownership of Texas T Petroleum Ltd. was substantially decreased over the respective nine month periods with an equity loss of $48,484 reported at September 30, 2003 as compared to a gain of $237,929 recorded at September 30, 2002.

Net losses for the two completed periods ended September 30, 2003 and 2002 were $938,730 (2003) and $1,022,879 (2002) respectively.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of September 30, 2003, the Company had negative working capital of $,342,987 and negative Stockholders' Equity of $21,451 compared with negative working capital of $1,005,451 and Stockholders' Equity of $223,981 as of December 31, 2002. The Company's working capital has decreased as a result of the addition to current liabilities of loans and increased accounts payable. Stockholders' Equity declined predominantly as a result of the operating losses for the period. Additionally, the Company was unable to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements.

Financing activities during the nine month period resulted in an increase to loans payable of $359,913 from figures reported at the year ended December 31, 2002 as a result of a second mortgage obtained on certain of the Company's commercial real estate properties and other smaller related party loans. Additionally the Company obtained funds totaling $59,400 through sales of its common stock to private investors during the most recent nine month period. Accounts payable and accrued liabilities increased over the comparative nine month periods for the quarters ended September 30, 2003 and 2002 as a result of additional expenses incurred from certain legal proceedings and certain consulting contracts entered into by the Company, however, the Company successfully retired debts including accounts payable and loans totaling $531,414 by the issuance of shares of its Class A common stock to certain related and arms length third parties.

The Company was unable to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements for the period ended September 30, 2003.

Liquidity

The Company anticipates it will require approximately $1.0 million over the next twelve months to fully implement its existing business model, which includes significant marketing efforts, the continued development and refinement of functional food formulations and products, a consumer awareness and public relations campaign, concepts for development, manufacturing and distribution of a line of our own master brand food products via the Internet, expanded management resources and support staff, and other day to day operational activities. The Company may require additional funds over the next three years to assist in realizing its goals should it not achieve anticipated bench marks over the 2003, 2004 and 2005 fiscal years. The amount and timing of additional funds required can not be definitively stated as at the date of this report and will be dependent on a variety of factors. As of the filing of this report, the Company has been successful in raising funds required to meet our existing revenue shortfall for the funding of our operations. Funds have been raised through private loans, equity financing and conventional bank debt. The Company anticipates revenues generated from its functional food business will greatly reduce the requirement for additional funding; however, we can not be certain the Company will be successful in achieving revenues from those operations. Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Sources of Working Capital

During the nine months ended September 30, 2003 the Company's primary sources of working capital have come from commercial rental properties and sales of functional premix, as well as the net proceeds from loans in the amount of $359,913 and the sale of common stock with net proceeds totaling $59,400.

The Company is actively pursuing the divestiture of its real estate and completion of a spin-off of its operational subsidiary, Capital Canada, as well as the liquidation of all marketable and non-marketable securities. On March 6, 2003 the Company announced the pending distribution of all of the issued and outstanding shares of its wholly owned subsidiary, Capital Canada, to the existing shareholders of the Company on the basis of one (1) share of Capital Canada for every five (5) shares of the Company. Holders of the Company's Class C common stock do not have the right to participate in this distribution. As of September 30, 2003 Capital Canada is in debt to the Company in the amount of $658,157, the repayment of which amount, and any subsequent amounts to the date of the spin-off, will be recorded as account receivable on the balance sheet of the Company, repayment of which will be negotiated by the Boards of the Company and Capital Canada, once Capital Canada has an independent Board of Directors in place.

The Company anticipates this transaction will close during the fourth quarter of fiscal 2003, and that repayment terms for the amount due can be finalized at that time. The Company will look to establish the most aggressive repayment plan available during negotiation with Capital Canada's independent Board. Additionally, concurrent with the spin off of Capital Canada, the Company will lose certain incremental income from two real estate leases entered into between Capital Canada and two third parties, which income is currently realized through consolidation of Capital Canada's operations for purposes of Fact's financial reporting. The Company does not expect this loss in incremental income to greatly impact its financial position.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In our quarterly report on Form 10-Q for the period ended June 30, 2003, we reported the current status of all material legal proceedings involving the Company and refer the reader to such report.

ITEM 2. CHANGES IN SECURITIES

Regulation D Issuances

On August 11, 2003 the Company entered into an acquisition Agreement with Moorestown Products for the purchase of certain intellectual property including the exclusive licensing rights to a line of non-dairy shelf stale whipped toppings under the trade name "Aunt Lydia's Italian Crèmes". In conjunction with this agreement, the Company agreed to issue a total of 10,000 shares of its Class A common stock at a value of $0.28 per share. The shares as of the date of this report are reserved for issuance.

On September 15, 2003, the Company agreed to issue 112,231 shares of its Class A common stock to a consulting firm for consulting services rendered. The shares will have a deemed value of $0.27 per share. The shares as of the date of this report are reserved for issuance.

Each of the foregoing issuances of Class A common stock was exempt from registration pursuant to Rule 506 of Reg. D. Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. Each purchaser represented to the Company that he was purchasing the securities for his own account and not for the account of any other persons. Each purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. Following is a list of the people that subscribed to this offering under Regulation D.

Regulation S Issuances

On September 15, 2003, the Company agreed to issue 840,004 shares of its Class A common stock to various individuals and corporate entities in settlement of outstanding loans due and payable by the Company and its subsidiaries. On the same date, the Company agreed to issue 307,513 shares of its Class A common stock to various individuals and corporate entities for consulting, administrative and services rendered to the Company. The Company agreed to issue 22,107 shares of its Class A common stock in settlement of certain outstanding accounts payable. All of the shares commitment for issuance on this date will have a deemed value of $0.27 per share. All of such shares as of the date of this report are reserved for issuance.

On September 16, 2003, the Company agreed to issue 125,000 of its units at $0.20 per unit to Crysler Investments, with each unit consisting of one (1) share of Class A common stock and one (1) share purchase warrant to purchase an additional share for $0.25. Each warrant has a term of two (2) years.

On September 25, 2003, the Company agreed to issue 100,000 of its units at $0.25 per unit to Crysler Investments, with each unit consisting of one (1) share of Class A common stock and one (1) share purchase warrant to purchase an additional share for $0.25. Each warrant has a term of two (2) years.

On September 30, 2003, the Company agreed to issue 20,000 of its units at $0.27 per unit to Crysler Investments, with each unit consisting of one (1) share of Class A common stock and one (1) share purchase warrant to purchase an additional share for $0.34. Each warrant has a term of two (2) years.

On September 30, 2003, the Company agreed to issue 326,090 shares of its Class A common stock to Ultimate Resort Destinations in partial repayment of an outstanding loan. The shares will have a deemed value of $0.27 per share. The shares as of the date of this report are reserved for issuance.

On September 30, 2003, the Company agreed to issue 64,480 shares of its Class A common stock to Argonaut Management Group Inc. for services rendered. The shares will have a deemed value of $0.27 per share. The shares as of the date of this report are reserved for issuance.

Of the foregoing issuances were issued in offshore transactions since the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the United States. All documents used in connection with the offers and sales of the securities offshore included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that no hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each offshore subscriber certified that he or it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom and the Company is required to refuse to register any transfer that does not comply with such requirements.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on July 17, 2003, at which the following matters were voted upon.

1. The following directors were elected to the board of directors to hold such position until the next annual meeting of the shareholders or until their successor is duly elected and qualified:

Voting Results	For	Against	Abstain
Jacquie Danforth	6,471,454	-0-	-0-
W. Scott Lawler	6,471,454	-0-	-0-
Dr. Brian Raines	6,471,454	-0-	-0-
Paul Litwack	6,471,454	-0-	-0-

2. The shareholders ratified the appointment of the firm of Miller and McCollom as independent auditors for the fiscal year 2003:

Voting Results	For	Against	Abstain
	6,471,454	-0-	-0-

3 A the reverse split of the Company's Class A common shares on the basis of one (1) Class A common share for every four (4) Class A common shares held by each shareholder was approved. As a result of this reverse stock split, as of August 6, 2003, the Company's ticker symbol on the Over-the-Counter/Bulletin Board was changed to from "FCTTA" to "FCTOA":

Voting Results	For	Against	Abstain
	6,471,454	-0-	-0-

4. The Company's 2003 Stock Option and Stock Award Plan (the "Plan") was approved and adopted. Under the Plan, up to 1,000,000 stock options may be issued to employees, officers, directors and/or consultants of the Corporation as compensation; the Plan will be for such number of shares that is equal to twenty percent (20%) of the Corporation's total issued and outstanding shares as at the time that the Corporation adopts a formal written Plan; directors will be eligible for no more than 25% of the shares authorized under the Plan and executive officers will be eligible for no more than 25% of the shares authorized under the Plan:

Voting Results	For	Against	Abstain
	6,471,454	-0-	-0-

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits and Index of Exhibits - see Exhibit Index below

b. Reports on Form 8-K: None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACT CORPORATION

Date: November 19, 2003

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

10 to 11