Form 10QSB/A
period 2003-09-30
FACT CORP
filed 2003-11-20
CIK 707674

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

AMENDMENT NO. 1

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
Page

Unaudited Consolidated Financial Statements
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3 to F-4
Statements of Stockholders' Equity	F-5
Notes to Unaudited Consolidated Financial Statements	F-6 to F-7

FACT CORPORATION Consolidated Balance Sheets
	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets
Cash	$54,347	$26,744
Inventory	27,474	3,620
Accounts receivable	123,394	39,446
Accounts receivable (related party)	-	29,351
Prepaid expenses and Deposits	44,493	257,762
Total Current Assets	249,708	356,923

Investment in Texas T Companies	75,403	105,386
Investment in Terra Nostra Resources Ltd.	-	10
Property and Equipment
Intellectual property	2,760,300	2,540,000
Oil & gas leases	16,934	76,919
Real Property (net of accumulated depreciation of $223,474 in 2003 and $140,068 in 2002)	2,538,489	2,227,970
Office equipment and computers (net of accumulated depreciation of $9,994 for 2003 and $6,241 in 2002)	15,506	18,722
Total Property and Equipment	5,331,229	4,863,611

Total Assets	$5,656,340	$5,325,930

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$398,405	$332,883
Accounts payable (related parties)	190,953	230,325
Loans Payable (related parties)	77,576	215,403
Loans payable	735,594	375,681
Current portion of long term debt and acquisition cost	190,167	208,082
Total Current Liabilities	1,592,695	1,362,374

Long Term Liabilities
Acquisition cost payable	2,079,355	1,849,790
Future Site Restoration	-	1,640
Loans payable (related parties)	653,971	678,796
Long-Term Debt	1,351,770	1,209,349
Total Liabilities	$5,677,791	$5,101,949
Commitments and contingencies
Stockholders' Equity
Class A Common Stock - authorized 100,000,000 shares of no par value; 2,176,959 issued and outstanding as at September 30, 2003	7,631,070	6,708,630
Class C stock - authorized 2,000,000 shares of no par value; 2,000,000 issued and outstanding as at September 30, 2003	540,000	540,000
Class A Common stock warrants	45,561	338,498
Accumulated deficit	(8,129,763)	(7,191,033)
Accumulated other comprehensive (loss)	(108,319)	(172,114)
Total Stockholders' Equity	(21,451)	223,981

Total Liabilities and Stockholders' Equity	$5,656,340	$5,325,930

The accompanying notes are an integral part of these unaudited financial statement

FACT CORPORATION Consolidated Statements of Operations (Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues
Petroleum & natural gas (net of royalties)	$2,123	$18,533	$28,812	$60,426
Functional food premix	109,386	450	248,886	450
Rental income	39,632	73,325	128,466	207,954
	151,141	92,308	406,164	268,830

Costs and Expenses
Petroleum & natural gas related cost (including depletion)	1,577	16,913	19,068	64,369
Functional food premix	68,394	248	168,393	248
Legal	96,955	23,255	198,231	69,396
Consulting fees	(109,609)	209,240	165,859	529,611
Consulting fees settled by the issuance of shares	147,816	-	164,238	-
Depreciation and amortization	20,004	17,199	58,932	56,406
Gain on disposition of assets	(442)	-	(35,253)	-
Write off Account Receivable	18,369	-	18,369	-
Administrative expenses	48,217	63,998	298,186	253,647
Equity in loss of Texas T Petroleum Ltd.	14,077	(114,412)	48,484	(237,929)
	305,358	216,441	1,104,507	735,748

(Loss) from operations	(154,217)	(238,545)	(698,343)	(942,776)

Other income and expenses
Other Income	-	643	-	2,651
Interest income	18,794	16,714	54,753	30,692
Interest expense	(94,389)	(40,047)	(295,140)	(113,456)
Gain on Disposal	-	10	-	10
	(75,594)	(22,680)	(240,386)	(318,032)

Provision for income taxes	-	-	-	-

Net (Loss)	$(229,812)	$(375,637)	$(938,730)	$(1,022,879)

Net (Loss) per Common Share	$(0.09)	$(0.21)	$(0.42)	$(0.58)

Weighted Average Number of Common Shares Used in Calculation	2,532,521	1,819,268	2,212,467	1,765,607

Other comprehensive income
Net loss	$(229,812)	$(375,637)	$(938,730)	$(1,022,879)
Foreign currency translation adjustment	(7,621)	(24,800)	63,795	3,722
Unrealized profit (loss) on marketable securities	-	(60,235)	-	(60,235)
Total other comprehensive income	$(237,433)	$(460,672)	$(874,935)	$(1,079,392)

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended
	September 30, 2003	September 30, 2002
Cash From Operating Activities:
(Loss) from continuing operations	$(938,730)	$(1,022,879)
Reconciling adjustments
Depreciation and amortization	58,932	48,777
Equity in Texas T Petroleum Ltd	48,484	236,875
Services paid by stock issuance	164,238	-
Loans repaid by stock issuance	314,845	-
Acquisition of intellectual property for stock	2,800	-
Accounts payable settled by stock issuance	52,331	84,988
Gain on Disposal	-	(10)
Changes in operating assets and liabilities
Accounts receivable	(36,228)	24,916
Prepaid expenses and deposits	213,269	(4,425)
Inventory	(23,854)	(7,835)
Gain of sale of oil and gas assets	(25,263)	-
Gain on acquisition of oil and gas leases	(9,990)
Accounts payable and accrued expenses	26,150	136,037
Net Cash Flows From Operating Activities	(153,016)	(503,556)
Cash From Investing Activities:
Acquisition of property and equipment	(17,030)	(8,716)
Acquisition of intellectual property	(220,300)	-
Proceeds from sale of oil and gas assets	112,080	-
Proceeds from (payments to) loans receivable	-	39,360
Net Cash Flows From Investing Activities	(125,250)	30,644
Cash From Financing Activities:
Loans proceeds	359,913	236,973
Repayment of long term debt	(57,168)	(24,179)
Proceeds from (repayment to) loans payable (related parties)	(162,652)	317,635
Reduction of acquisition cost payable	(15,435)	-
Sales of common stock (net of offering costs)	59,400	1,275
Investor deposits	-	5,000
Capital contribution by an officer	20,209	5,499
Net Cash Flows From Financing Activities	204,267	542,203

Foreign currency translation adjustment	101,601	3,722
Net change in cash and cash equivalents	27,603	73,013
Cash at beginning of period	26,744	30,590
Cash at end of period	$54,347	$103,603
Supplemental disclosure of cash flow information:
Interest paid	$295,140	$113,456
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

F-3 to F-4

FACT CORPORATION Consolidated Statements of Stockholders' Equity (Unaudited)
	Class A Common Stock		Class C Common Stock		Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2002	7,834,944	$6,708,630	2,000,000	$540,000	1,753,123	$338,498	$(7,191,033)	$(172,114)	$223,981
4 for 1 Reverse split	1,979,149	6,708,630	2,000,000	540,000	438,281	338,498	(7,191,033)	(172,114)	223,981
Issue of shares for services	506,482	164,238	-	-	-	-	-	-	164,238
Stock issuances related to Private Placements	250,625	29,700	-	-	250,625	29,700	-	-	59,400
Capital Contribution by Officer	-	20,209	-	-	-	-	-	-	20,209
Issuance of shares in settlement of debt	1,359,913	367,176							367,176
Issuance of shares for property acquisition	10,000	2,800							2,800
Net Loss for the period	-	-	-	-	-	-	(938,730)	-	(938,730)
Foreign currency translation adjustment	-	-	-	-	-	-	-	63,795	63,795
Elimination of shares of FACT Corporation held by Texas T Petroleum Ltd	-	15,680	-	-	-	-	-	-	15,680
Cancellation/expiration of 424,5232 warrants	-	322,637	-	-	(424,523)	(322,637)	-	-	-
Shares reserved for issue	(1,929,210)	-	-	-	-	-	-	-	-
Balance at September 30,2003	2,176,959	7,631,070	2,000,000	$540,000	264,383	$45,561	(8,129,763)	(108,319)	(21,451)

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

Results of Operations

Comparison of quarters ended September 30, 2003 and 2002

For the nine month periods ended September 30, 2003 and 2002 the Company incurred operating losses of $698,343 and $942,776 respectively. September 30, 2003 losses include a substantial increase in legal fees from $69,396 (2002) to $198,231 due to certain legal proceedings concluded during the quarter with respect to the operations of FACT Group, Inc. Administrative expenses for the respective periods remained relatively constant and totaled $298,186 (2003) and $253,647 (2002). Consulting fees decreased over the comparative periods from $529,611 to $330,097, predominantly due to a reduction in promotional during the most recent quarter, as well as a decrease in technical and administrative consultants retained by the Company's subsidiary, FACT Group Inc. During the nine months ended September 30, 2003, the Company generated revenues from sales of petroleum and natural gas, rental income, and sales of functional food premixes totaling $406,164. Revenues for the same nine months in 2002 consisted of limited premix sales, as well as sales of petroleum and natural gas and rental income totaling $268,830. Revenues from sales of petroleum and natural gas during the nine months ended September 30, 2003 of $28,812 were substantially decreased compared to $60,426 over the nine months ended September 30, 2002. This decrease was due to the Company's divestiture of its primary oil and gas revenue generating property with the effective date for the sale being the April production month. Associated production costs were also substantially decreased over the respective nine month periods from $64,369 (2002) to $19,068 (2003). Rental income decreased over the comparative nine month periods from $207,954 (2002) to $128,466 (2003) as a result of a vacancy in one of the Company's commercial real estate properties commencing November 2002. Functional food premix sales were substantially increased during the nine month period ended September 30, 2003 totaling $248,886 versus sales of $450 during the same nine months in fiscal 2002.

Other income and expenses reflect a substantial increase in interest expenses over the comparative periods from $113,456 (2002) to $295,140 (2003). Interest expenses increased in the nine months ended September 30, 2003 as a result of funds obtained during the period through conventional mortgages, a second mortgage and loans from private investors to meet a shortfall from operations.

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

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of September 30, 2003, the Company had negative working capital of $1,342,987 and negative Stockholders' Equity of $21,451 compared with negative working capital of $1,005,451 and Stockholders' Equity of $223,981 as of December 31, 2002. The Company's working capital has decreased as a result of the addition to current liabilities of loans and increased accounts payable. Stockholders' Equity declined predominantly as a result of the operating losses for the period. Additionally, the Company was unable to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements.

Financing activities during the nine month period resulted in an increase to loans payable of $359,913 from figures reported at the year ended December 31, 2002 as a result of a second mortgage obtained on certain of the Company's commercial real estate properties and other smaller related party loans. Additionally the Company obtained funds totaling $59,400 through sales of its common stock to private investors during the most recent nine month period. Accounts payable and accrued liabilities increased over the comparative nine month periods for the quarters ended September 30, 2003 and 2002 as a result of additional expenses incurred from certain legal proceedings and certain consulting contracts entered into by the Company, however, the Company successfully retired debts including accounts payable and loans totaling $531,414 by the issuance of shares of its Class A common stock to certain related and arms length third parties.

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

Date: November 20, 2003

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