Form 10KSB
period 2003-12-31
FACT CORP
filed 2004-04-15
CIK 707674

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 0-17232

FACT CORPORATION
(Name of small business issuer in its charter)

COLORADO (State or other jurisdiction of incorporation or organization)	84-0888594 (I.R.S. Employer Identification No.)

821 Highway 33
Freehold, N.J. 07728
Telephone: (732) 780-9132
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Class A Common Shares, 100,000,000 No Par Value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes ______No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _______

State issuer's revenues for its most recent fiscal year: $757,537

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

$9,541,430 as of April 13, 2004

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

Yes ______No _______

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

16,745,117 as of April 13, 2004.

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

Transitional Small Business Disclosure Format (Check one): _________Yes __________No

 PART I

ITEM 1. DESCRIPTION OF BUSINESS

  Business Development

FACT Corporation predominantly operates in the functional food industry through its wholly owned subsidiary, Food and Culinary Technology Group Inc., ("FACT Group") developing, licensing and supplying turnkey functional premixes to customers who manufacture, distribute, and market bakery and pasta products to consumers through a variety of conventional and alternative channels including retail, food service and specialty markets. The Company also operates in the food industry through FACT Products Inc., ("FACT Products"), a wholly owned subsidiary of FACT Group, supplying a line of shelf stable non-dairy whipped toppings.

FACT Corporation was incorporated under the laws of the State of Colorado on August 3, 1982 and is referred to herein as either "FACT", "the Company", "we", "us" or "our". In mid 2001, the Company determined advancement of its oil and gas investments and other investments in marketable securities had not progressed as expected, and the Board of Directors determined to locate a new project of merit in a rapid growth industry with the goal of achieving positive cash flow within 36 months. The plan called for the divestiture of the Company's interests in any unrelated projects as quickly as was determined to be practicable. During fiscal year 2001, as a result of this mandate, the Company completed a share exchange agreement with a private Nevada corporation in the functional foods business, FACT Group, whereby FACT Group became the Company's wholly-owned subsidiary. The Company determined that if successful, the functional food business and other food products would develop into its sole operating business. On August 11, 2003, FACT Products acquired the rights to a shelf stable non-dairy whipped topping which it markets under the brand name "Aunt Lydia's Italian Cremes".

As of the date of this filing, the Company has four (4) wholly-owned subsidiaries, Wall Street Investment Corp. ("WSIC"), Wall Street Real Estate Ltd., ("Wall Street"), Capital Reserve Canada Limited ("Capital Canada") and FACT Group. WSIC currently has no business operations. Wall Street Real Estate Ltd. was incorporated in the Province of Alberta, Canada on July 23, 2002 for the purpose of holding commercial real estate assets. Capital Canada was incorporated in the Province of Alberta, Canada, on December 8, 1999 for the purpose of locating and acquiring oil and gas properties. FACT Group was incorporated in the State of Nevada on August 14, 2001 for the purpose of acquiring an interest in certain proprietary functional food formulations, and was acquired by the Company on November 7, 2001. FACT Group has a wholly owned subsidiary, FACT Products Inc., which was incorporated in the State of Nevada on November 5, 2001 as FACT Bread Company, Inc.

By the end of fiscal 2002, initial sales had commenced in FACT Group, and the Company determined there was enough merit to commence the divestiture of certain of the Company's non-core assets. As a result the Company decided to spin-off its operating oil and gas subsidiary, Capital Canada, to its shareholders, subject to the filing and approval of a 20-F registration statement with the SEC, which was first filed by Capital Canada on July 11, 2003. Capital Canada filed Amendment #4 to the 20-F on March 16, 2004 and hopes the spin-off will take effect during the second quarter 2004. Additionally, the Board of Directors resolved to divest its interests in all commercial real estate holdings as market conditions permitted during fiscal 2003. The Company was unable to complete the intended divestiture plans during 2003 and is targeting the close of fiscal 2004 to have divested all of its other investments and subsidiaries except for FACT Group and its wholly owned subsidiary, FACT Products which will operate exclusively in the food business.

As the Company is a U.S. corporation, all dollar amounts used herein refer to U.S. dollars unless otherwise stated.

(b) Business of Issuer

Current Operations

The Company is presently engaged in a range of business operations indirectly through its wholly-owned subsidiaries and directly through the Company. These operations include: operations in the food industry consisting of the sale of premixes and other food products to commercial customers; commercial real estate operations for the generation of rental income; oil and gas operations; and passive investments in public and private corporations for the purpose of capital appreciation. The Company's business is primarily focused on its operations in the functional foods industry. As stated in "Business Development" above, the Company is presently accessing opportunities for the divestiture of its other assets and investments, and has commenced the spin off of its wholly owned subsidiary Capital Canada. A discussion of each segment of the Company's current business operations is provided below.

Functional Food Business

Through a share exchange agreement between the Company and the shareholders of FACT Group, completed in November 2001, the Company issued a total of 2,000,000 shares of its Class C common stock in consideration for all of all the issued and outstanding shares of FACT Group, a company operating in the functional food business. The acquisition included certain proprietary formulas for functional dough and batter based products. The acquisition of FACT Group required that the formulation be held in escrow contingent upon the Company providing capitalization to FACT Group in the amount of $3 million and the payment of $2 million in royalties to certain of the shareholders of FACT Group. In May, 2003, those certain shareholders of FACT Group filed litigation against FACT Group and the Company to terminate the share exchange agreement. On August 14, 2003, the Company and FACT Group reached a settlement with the Plaintiffs. As a result of this settlement, the formulas to the premixes and other intellectual property have been released to the Company. The requirement for funding of $3million is no longer included in the agreement and the plaintiffs return all of their Class A common shares and their Class C common shares to the Company. Certain amounts due to the Plaintiffs for services rendered were forgiven. The purchase price for the intellectual property remains at $2 million, to be paid in the form of royalties based on pounds of product sold by FACT Group. FACT Group is obligated to pay the following minimum annual royalty payments:

2004 - $ 35,000

2005 - $ 45,500

2006 - $ 59,150

2007 - $ 76,895

2008 - $ 99,963

2009 - $129,953

2010 - $168,938

2011 - $219,620

2012 - $285,506

2013 - all remaining royalties become due and payable as one balloon payment.

FACT Group will also pay a maximum of $233, 333 in additional income to two of the plaintiffs calculated on a monthly basis from September 1, 2003 through December 31, 2006 and payable from November 1, 2003 to February 28, 2007. Should the plaintiffs received royalty payments of $150,000 or more in any one year then FACT Group shall have no responsibility to pay further additional income in that year to the two plaintiffs. As additional terms of the settlement, the plaintiffs are prohibited from competing with FACT Group for 5 years, must keep all trade secrets confidential and were required to provide training for FACT Group's new technical support personnel.

FACT Group holds the rights to certain formulations for the production of dough and batter based functional food products ranging from breads, bagels, pastas, and pizza shells, to sweet baked goods, snack bars and confectionery, as well as other foods derived from a dough, batter or mix. Commercial sales of premix commenced in November 2002. Presently, FACT Group sells its Healthy Lifestyle™ premixes and products to manufacturers, distributors and food service clients, who incorporate the premix into finished products to market and sell to the end consumer under their own retail brand/label, paying FACT Group a fee for each pound of pre-mix purchased. FACT Group's premixes enable customers to make claims on their end products pertaining to a variety of market positions including, reduced digestible carbohydrates, increased fiber, weight management benefits, and other tangible benefits. FACT Group has also entered into a licensing agreement with a North American bakery ingredient distributor that sells products containing FACT Group's premixes under its own brand name. FACT Group receives a royalty for each pound of premix sold by such distributor. FACT Group is currently in negotiations with a number of potential new customers for the supply of functional premixes across various other product channels including snack bars, donuts, brownies, and at-home mixes for bread, muffins, cookies, cakes, brownies, pancakes, waffles and scones. FACT Group is also pursuing other methods to increase sales and distribution of its line of premixes and finished products. FACT Group intends to launch and market a product line under its own brand direct to consumers via the internet, direct mail and other alternative channels during 2004. FACT Group also has developed a line of snack bars which are market ready and are intended to be sold through various channels during 2004. FACT Group is currently pursuing additional premix licensing agreements with large suppliers to the bakery industry. FACT Group has secured arrangements with two independent blending facilities in the State of New York for the preparation of premix for use in end consumer products.

Functional foods can be described as foods designed to deliver specific health benefits to the consumer, and whose inherent health benefits go beyond basic nutrition, including the prevention of disease and the promotion of wellness through nutrition. FACT Group's vision is to be the foremost provider of turnkey functional premixes to commercial customers so they can create food products with added health benefits, positioned as healthy alternative foods to serve as part of the North American consumer's everyday diet. FACT Group intends to become a leader in product development and a key ingredient supplier to the functional foods industry. Key areas of focus are consumers with the following concerns: diabetes, carbohydrate control, weight management, heart disease and digestive health.

FACT Group formulations are not patented, but are trade secrets, as is common in the food industry, and will remain proprietary by way of stringent non-disclosure and confidentiality agreements executed with the blending facilities. Customers also execute confidentiality agreements and are serviced under premix supply agreements which do not allow access to FACT Group's premix formulations in their entirety. FACT Group does not require any governmental approval for its existing line of products, and is currently in the process of trade marking its master brand "Healthy Lifestyle™".

Sales of FACT Group's premixes in fiscal 2003 accounted for 66% of the Company's total revenues, which met the Company's intended goal to have operations of this subsidiary become the Company's primary source of income. Presently, the Company's investment in FACT Group constitutes an investment in a developing business. FACT Group's ability to continue to execute its business plan and achieve profitable operations will be impacted by numerous factors including the following: maintenance of existing customers and acquisition of new customers through supply and licensing agreements; acceptance of our customers' end products by the retail consumer; access to sufficient amounts of key ingredients for uninterrupted supply of our premixes to customers; protection of our proprietary formulations; the onset of competitive products in the retail marketplace and ongoing financing to meet operational overhead until such time as FACT Group has achieved sufficient sales to meet expenses.

Competitive Business Conditions and our competitive position in the industry

FACT Group is presently operating in an emerging growth industry which has recently experienced a rush of new competitors to the marketplace. While direct competitors with FACT Group are limited, we consider bakery ingredient suppliers offering high fiber or reduced digestible carbohydrate bakery premixes which can be incorporated into end-products and are marketed to manufacturers, food service and quick serve restaurants direct competitors. The segment of the functional foods industry in which we are operating, breads, grains and baked goods, accounts for approximately 40% of total sales in our segment of the food industry, allowing room for a vast competitive landscape. FACT Group has ample opportunity to secure a profitable segment of the market share. Presently we estimate there are between 10 and 15 organizations providing the industry products which may be considered similar to those marketed by FACT Group. Many of these companies are much larger and better financed than FACT Group.

Sources and availability of raw materials and the names of principal suppliers

FACT Group relies on the supply of several key ingredients from large food grade ingredient manufacturers, such as ADM and Sensus America, in order to supply our customers with our line of premixes and products. While FACT Group has entered into supply agreements with certain of these suppliers, we do not have volume agreements in place with respect to all of our key ingredients. Should there be a shortage of raw ingredients, FACT Group may not be able to adequately service its existing or future customers. FACT Group is constantly evaluating our formulations to ensure we have alternatives to these key ingredients in order to avoid any unexpected ingredient supply issues.

Dependence on one or a few major customers

FACT Group's revenues for fiscal 2003 and to the date of this report rely heavily on sales made to a single customer. Western Bagel Baking Corporation of Van Nuys, California, accounted for approximately 85% of FACT Group's premix sales to the end of fiscal 2003. To the date of this report, FACT Group has successfully closed additional client accounts that should assist in better diversifying our revenue base. It is anticipated that until such time as FACT Group establishes its products in the marketplace, it will remain reliant on a small number of key customers to drive sales.

Amount of time spent during each of the last two fiscal years on research and development activities and if applicable the extent to which the cost of such activities are borne by customers

During the past two fiscal years, FACT Group has allocated substantial time and resources to completing the commercialization of its premixes for commercial sales. These efforts were predominantly expended during fiscal 2002 and during the first quarter of fiscal 2003, with product sales being the focus for the balance of fiscal 2003. Amounts expended by FACT Group in pursuit of such activities are borne exclusively by FACT Group.

Distribution Methods

FACT distributes its products directly to customers from its contracted warehouse space on the East and West coasts. FACT's line of premixes are also distributed to clients through a licensing agreement under which a large North American bakery ingredient manufacturer has licensed FACT Group's formulations to blend and sell under their own brand.

Need for Government approval of principal products

FACT Group uses only those raw ingredients which have already received government approval for use in food products. All our premixes contain GRAS (Generally Regarded As Safe) ingredients which have received Food and Drug Administration (FDA) approval as required.

Other Food Products

During fiscal 2003, FACT Group's wholly owned subsidiary, FACT Products acquired the exclusive world-wide license to a line of imported, shelf stable, non-dairy whipped toppings which it markets under the brand name "Aunt Lydia's Italian Cremes".

The toppings are available in four flavors including, chocolate, strawberry, vanilla and mocha. The toppings are lower in fat, have no cholesterol and do not require refrigeration. The products are manufactured in Italy and exported to North America.

Distribution Methods

We intend to distribute the "Aunt Lydia's Italian Cremes" through conventional channels including retail supermarkets and club stores.

Competitive Business Conditions and our competitive position in the industry

The Company is aware of several other whipped topping products that are sold under brand names, such as Reddi Whip and also under private labels in major supermarket chains. To the knowledge of the Company, all of these products require refrigeration to stay fresh. Aunt Lydia's Italian Cremes are shelf stable, non dairy toppings which should provide some form of competitive advantage in the marketplace for both our anticipated customers and the end consumer as they do not require refrigeration. The Company is also unaware of any other imported whipped toppings or any toppings available in mocha flavor, which should provide some additional competitive advantage.

Sources and availability of raw materials and the names of principal suppliers

The whipped topping products are manufactured under contract by a supplier in Italy and are imported into the United States. The Company is unable to comment at this time on the availability of raw materials due to the early stages of business growth.

Dependence on one or a few major customers

At this time we have only recently concluded our first purchase order for the whipped topping products from a retail supermarket chain. The Company will require additional operational experience with the product before we can determine the potential for dependence on one or a few major customers. The Company had announced a purchase order for these products from Publix in 2003 but this sale has not yet been consummated.

Amount of time spent during each of the last two fiscal years on research and development activities and if applicable the extent to which the cost of such activities are borne by customers

The Company has not spent any time on research and development of the Aunt Lydia's products.

Real Estate

The Company owns two commercial buildings in the City of Calgary, Alberta, which are presently generating rental income.

The first commercial building, held directly by the Company, offers approximately 22,145 square feet of office space and laboratory space. As at December 31, 2003, the Company had leased out 16,068 of the total available square footage in this building. As at the date of this report, the Company has leased out 17,526 square feet of the total available square footage in this building and has executed a leasing agreement with a licensed realtor to lease the remaining square footage. At December 31, 2003 this facility had a total of 3 primary tenants (one of which is Capital Canada, a wholly owned subsidiary of the Company that sublets all of its available lease area to two additional tenants). Each of the primary tenants are signed to long-term lease agreements expiring in 2005 or 2007. The two subtenants have subleases with Capital Canada, one of which expires on October 2005 and the other is a month-to-month sublease. As at the date of this report, the Company had executed three further leases. This leaves the Company with approximately 4305 sq feet of laboratory space and 319 sq ft of office space remaining to lease. The additional leases executed subsequent to December 31, 2003 are short-term leases ranging from month to month for 200 sq ft, a one year term for 805 sq ft and a two year term for 453 sq ft. Certain of the three leases are short-term leases and so the Company will be required to find new tenants for the space as those leases expire. None of these leases are considered primary leases for the purposes of this report.

The second commercial building, held by the Company's wholly owned subsidiary, Wall Street Real Estate Ltd., serves as one of the Company's two corporate offices, as well as an additional source of rental income. The building has approximately 7,680 square feet of office space divided equally into two condominium units. The Company occupies a total of 768 square feet and has leased out all of the remaining available space to two tenants. Both leases carry five-year terms, and expire in 2006 and 2007. One of the leases also includes an option to purchase 3,840 square feet of space expiring January 2007.

The Company also owns a single family residence located in a lakeside community in Calgary, Alberta which was purchased by the Company for use by its then-President, Mr. W. Scott Lawler, as an enticement for him to relocate to Calgary, Alberta. This home is approximately 6,300 square feet on 1/3 of an acre. Mr. Lawler occupies the property and makes all payments related to the property's mortgage, including insurance and property taxes. Mr. Lawler has an option to acquire this property from the Company, and indicated as of the end of fiscal 2002 his intent to exercise this option in the first half of 2003. The exercise of the option did not conclude during 2003 but is expected to conclude by June 30, 2004.

The Company has invested over $2.8 million in its commercial and residential real estate. The realizable value of this real estate is dependent on a fluctuating real estate market in the City of Calgary, Alberta. In addition, while the rental market for commercial real estate in Calgary, Alberta is presently favorable, the market is subject to fluctuations in these conditions and the Company may not be able to fully lease its income generating properties. The ability of the Company to lease these properties at full capacity is impacted by various market conditions, including a necessity for our lease rates to remain competitive in the surrounding market areas. In addition the Company's ability to continue to collect a majority of the payments owed under its current lease agreements could become contingent upon the success of the major tenants occupying each property. Currently, a portion of the Company's revenue stream is generated through lease payments from three developing businesses who may not realize revenues or continue to realize revenues in the normal course of business. In the event these companies default under their lease obligations, and the Company can not find suitable replacement tenants, the Company's financial position could be adversely impacted.

The Company has entered into property management agreements with respect to the operations of both its commercial properties. The Company intended to look for favorable divestiture opportunities for all its real estate holdings in fiscal 2003, however it was unable to finalize any transactions and expects to be able to divest of all of its real estate holdings in fiscal 2004.

Oil and Gas Properties

The Company owns interests in a producing oil and gas property in Washington County, Colorado and oil and gas leases in Montana though its wholly owned subsidiary, Capital Canada.

On June 10, 2003 Capital Canada executed an agreement with FACT Corporation and Terra Nostra Technology Ltd. whereby Capital Canada acquired an interest in certain oil and gas leases held in Rosebud and Garfield Counties, Montana which had previously been sold by FACT Corporation to Terra Nostra Technology Ltd. (previously Terra Nostra Resources Ltd.) ("Terra Nostra") for consideration of 40,000 shares of Terra Nostra and a 5% gross overriding royalty on any and all revenues generated from hydrocarbon production volumes obtained from the lease lands. The agreement between Terra Nostra and the Company was also conditional on Terra Nostra assuming and fulfilling all funding obligations in regard to the first well to be drilled on the leases. Early in the second quarter 2003, Terra Nostra advised the Company that it would not be funding the drilling of the well and therefore the Company demanded return of the leases. Under the terms of the agreement the Company did not have an obligation to return the 40,000 shares of Terra Nostra, however, Terra Nostra offered to transfer to the Company its interest in certain additional producing leases located in Washington County, Colorado in exchange for the 40,000 restricted shares of Terra Nostra. The Company agreed to the offer as presented and transferred title of the producing leases located in Washington County, Colorado and the Montana leases, to Capital Canada, it's wholly owned subsidiary, in consideration of an agreement from Capital Canada to pay to the Company the amount of $10,000. Presently the $10,000 is on carried on the books of the Company and Capital Canada as an intercompany loan. This amount will become a part of the promissory note to be issued by Capital Canada to the Company upon the spin off of Capital Canada from the Company. W. Scott Lawler, a director of both the Company and Capital Canada, was a shareholder in Terra Nostra Technology Ltd. at the time of the transaction.

The Montana Leases:

Capital Canada acquired by negotiated agreement with FACT Corporation and Terra Nostra Technology Ltd., a 4% working interest in petroleum and natural gas rights in Rosebud County Montana, U.S.A. (the "Montana Leases"). An eight mile geophysical seismic program was conducted on these lands to define drilling locations. The operator of the project identified a 6,400 foot drilling location and Capital Canada participated in the drilling of an exploration well in July, 2003. Capital Canada's total portion of drilling costs and associated costs was US$6,959. The well was a dry hole. Capital Canada still holds an interest in certain of the Montana leases and will be reviewing other potential drilling opportunities on these leases. Capital Canada will be required to raise additional funds to drill any further wells on these leases as it does not have sufficient capital at this time. At this time Capital Canada can not predict what the costs related to further exploration might be.

The Kejr Leases:

Capital Canada acquired by negotiated agreement with FACT Corporation and Terra Nostra Technology Ltd., a 10% interest in certain oil and gas assets, known as the Kejr leases, S/2 Section 11, Township 2 South, Range 56 West, Washington County, Colorado (the "Kejr Leases"). There are two producing wells on the leases, the Kejr 23-11, and the Kejr 24-11.

The Kejr 23-11 came on production in December 1996 and the Kejr 24-11, which was a marginal well, was brought on production by the operator in June 1997. A third well drilled on the Kejr leases, the Keela 34-10, was a dry hole and was shut in.

The operation of the Kejr wells and the sale of the oil are managed by the operator, Merit Energy Company ("Merit") and thus Capital Canada is dependent upon the expertise of Merit to deliver the output of these wells in the most beneficial manner possible. The operating agreement executed between Capital Canada and the operator, Merit, requires Merit to comply with any and all environmental and other governmental agency laws, regulations and permit requirements. Merit carries excess liability insurance with a limit of $5,000,000 at a cost of $180.00 per annum. Capital Canada's portion of the liability insurance is $18.00 per annum which is included in the monthly billings for operating costs from the operator of the property. The lease operating costs are current.

Capital Canada was advised that the insurance costs would be $12,000 per annum for extra coverage over and above that carried by Merit as operator, but declined to effect such coverage as the costs were prohibitive. Any losses or damages caused in the operation of this well that is not covered by operator's insurance would be a liability for Capital Canada. Capital Canada believes that the liability insurance carried by the operator is sufficient to pay for any and all claims which may arise from the operation of the well or any breaches of environmental laws, save for any claims which may be due to operator negligence or fraud. Capital Canada could be named in any litigation brought against the operator by any party and may be found liable should the operator be unable to pay any awards from such litigation. In such event, Capital Canada could be unable to pay and may not be able to continue to exist. Capital Canada will also be liable for a pro-rata portion of expenses incurred in the event the wells are shut-in which are estimated to be 10% of $6,000 total costs. Production from these wells is minimal. Present revenues average approximately $63.00 per month.

The Chestermere Leases

Until May 15, 2003, Capital Canada owned a 5% interest in six wells and a gathering facility in a producing oil and gas field known as Chestermere located in Alberta, Canada, operated by Compton Petroleum and its subsidiary, Hornet Energy Ltd. Revenues on this property were generated from the sale of oil, gas and natural gas liquids. Capital Canada participated in programs for the ongoing development of this property over the past three years. Capital expenditures have included various work-overs, recompletions and the drilling of one development well. The well drilled was deemed uneconomical and was shut in pending additional evaluation. Production from this property initially met the payment obligations to the Alberta Treasury Branches for a loan negotiated on the acquisition of the leases, as well as providing some working capital for Capital Canada. However, Capital Canada participated in the drilling of a well on this property which was unsuccessful and all of the subsequent cash flow from the property was used to pay down the drilling obligations. During 2002 and the first quarter of 2003 this property was not producing sufficient cash flow to pay the drilling obligations and the ongoing payments required under the loan with the Alberta Treasury Branches, therefore the Board of Directors determined to sell the property to pay off the loan to Alberta Treasury Branches and to retire the debt owed to Hornet Energy Ltd. from operations. On May 15, 2003, the Company sold this property to Hornet Energy Ltd. for CDN$152,099 or approximately US$111,923 and the forgiveness of outstanding operating expenses. The funds received by Capital Canada paid off the above noted loan with Alberta Treasury Branches in full, funded the drilling of the exploration well in Montana and paid down a total of $57,526 of the intercompany debt with FACT Corporation.

As at the date of this report, less than 1% of the Company's existing revenue stream is derived from revenues obtained from oil and gas operations. Upon completion of the spin-off of Capital Canada these revenues will be gone. The spin-off of Capital Canada is not expected to significantly impact the Company's cash flow projections for fiscal 2004 forward. The Company has analyzed certain requirements for compliance with existing environmental regulations concerning abandonment of shut -in wells and site restoration and has included an estimate of these future costs in its financial statements to December 31, 2003. These obligations will no longer be an obligation of the Company when the spin-off of Capital Canada is completed.

Disclosure of Oil and Gas Operations:

Reserves Reported to Other Agencies:

The Company did not report any reserves to other agencies since the beginning of the last fiscal year.

Production

Following is a table showing production data for the last three fiscal years:
Average Sales Price
2003		2002		2001
Oil per BOE	Gas per BOE*	Oil per BOE	Gas per BOE*	Oil per BOE	Gas per BOE*
22.56	15.96	23.02	15.99	21.37	19.50
Average Production Cost
2003		2002		2001
Oil and Gas per BOE*		Oil and Gas per BOE*		Oil and Gas per BOE*
7.85		7.62		7.08
Net Production (less royalties)
2003		2002		2001
Oil BOE's	Gas BOE's*	Oil BOE's	Gas BOE's*	Oil BOE's	Gas BOE's*
423	596	1,635	2,428	1,811	3,371

* 6 mcf of gas equals one barrel of oil

Productive Well and Acreage as of December 31, 2003:

The Company had two producing wells at end of the fiscal year December 31, 2003. Both wells were located in the Washington County, Colorado. The Company disposed of its producing interests in Canada on May 15, 2003 and information relating to these interests not reflected in this table.
# of Producing Wells (Gross/Net)		Gross/ Net Developed Acres-Productive		Gross/ Net Developed Acres
Oil	Gas	Oil	Gas	Oil	Gas

2	0	32	0	32	0

Developed Acreage as at December 31, 2003:

On June 10, 2003 Capital Canada acquired a working interest in 320 total gross acres and 32 total net acres; "gross acres" means acres in which Capital Canada has a working interest and "net acres" means Capital Canada's aggregate working interest in the gross acres. This acreage relates to S/2 Section 11, Township 2 South, Range 56 West, Washington County, Colorado known as the Kejr leases.

Undeveloped Acreage as at December 31, 2003:

As at December 31, 2003 Capital Canada holds a total of 177.1 total gross acres and 95.8 total net acres that it acquired on June 10, 2003. This acreage relates to several sections of land in Montana known as the Indian Creek leases.

Drilling Activity:

During the last three fiscal years Capital Canada drilled one net productive dry development well in the Chestermere field in Alberta, Canada. The well was drilled in the fiscal year ending 2001. There were no other wells drilled during the last three fiscal years.

Capital Canada participated in the drilling of an exploratory well during 2003 on its recently acquired Montana Leases. The well was a dry hole.

Present Activities:

There are no present wells being drilled. Capital Canada intends to review oil and gas acquisitions both drilling prospects and existing production after completion of the spin off from FACT Corporation. Should FACT Corporation not complete the spin off then it will look to sell the oil and gas assets and divest itself of Capital Canada.

Delivery Commitments:

Capital Canada does not have any delivery commitments or any short or long term contractual obligations.

Marketing

We currently do not conduct any marketing activities. When we have oil and gas producing properties, the sale of the extracted products is determined by existing market conditions. We do not believe that any marketing activities will be necessary to conduct operations following the acquisition of any of the properties described above. The properties described above currently have operators who will be responsible for the marketing. Should we take on the operatorship of a property then one of the responsibilities would be the marketing of the products. At this time, we have no plans for becoming an operator.

Competition

Our competition comes from other oil and gas companies that are acquiring oil and gas assets that we would contemplate acquiring due to its investment and capital costs compared to our financial capabilities. Since our financial resources are severely limited at this time, we are at a distinct disadvantage when competing against companies with significant assets.

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

Through the sale of certain oil and gas development leases in fiscal 2002 the Company also acquired an interest in a further public reporting corporation. The Company divested itself of these securities on June 10, 2003 by way of an agreement between its wholly owned subsidiary and Terra Nostra Technology Ltd. The terms of the agreement are described above under "oil and gas properties".

The Company acquired an interest in shares in a second reporting corporation during 2003 by way of settlement of a claim in bankruptcy relating to a lease for space in one of the Company's rental properties.

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

Employees

As of April 9, 2004, the Company and its subsidiaries had 3 full-time contract employees and 3 part-time contract employees providing various administrative and support services through consulting companies. The tasks and duties undertaken by employees include corporate management, legal counseling, administration, accounting, sales and marketing, and product development. The Company contracts with certain other consultants to provide product development services, oil and gas project review and property management as is required.

ITEM 2. DESCRIPTION OF PROPERTIES

Real Estate Investments

The Company currently has investments in commercial and residential real property located in the City of Calgary, Alberta. Its policy regarding real estate investments has been to invest in commercial properties that it believes will generate positive monthly net income. There are presently no limitations on the number of mortgages that may be placed on any property owned by the Company. The Company intends to divest its existing commercial real estate holdings in fiscal 2004 and does not anticipate any new acquisitions of real estate. All operations of the Company's commercial real estate assets are handled through property management companies.

Commercial Property #1- 335-25th St. S.E. Calgary, Alberta

This property is a single story building on 1.68 acres and is comprised of 14,960 square feet of office space and 7,185 square feet of laboratory space. The property was acquired in August 2000 at a cost of $1,719,257 (CDN $2,225,000). Lease hold improvements totaling $82,403 (CDN$106,643) have been completed since the acquisition of the property. The book value as of December 31, 2003, net of depreciation totaling $162,005 (CDN $209,661) is $1,639,655 (CDN$2,121,982), comprised of $584,161 (CDN$756,000) for land and $1,217,500 (CDN$1,575,643) for buildings and improvements.

The Company holds a fee simple title to this property. The Company has no present plans for the improvement of this property, and management believes the property is adequately covered by insurance.

Presently the property has an occupancy rate of 79%, with three primary tenants that each occupies between 10% and 30% of the total space in the building. The Company has entered into head lease agreements with each of these 3 tenants, one of which is the Company's wholly-owned subsidiary, Capital Canada. Capital Canada has subleased all of its available square footage to two corporate entities.

The first head lease agreement for 6,546 square feet of office space is between the Company and Toshiba, which was assigned to the Company upon the purchase of the building. The Toshiba lease generates $53,923(CDN $75,282) in annual rental payments and expires July 31, 2005. Annual lease rates per square foot remain constant at $8.23 (CDN $11.50) plus operating costs. Toshiba is a major supplier of office equipment.

The second head lease agreement is with Group 4 Falck ("Group 4") for 6,386 square feet of office space. The Group 4 lease currently generates $37,737 (CDN $52,685) in annual rental payments and expires November 30, 2007. Annual lease rates per square foot escalate over the term of the lease as follows: $5.19 (CDN $7.25) in 2003, $5.91 (CDN $8.25) in 2004, $6.09 (CDN $8.50) in 2005, $6.80 (CDN $9.50) in 2006 and $7.88 (CDN $11.00) in 2007, plus operating costs. Group 4 provides security services.

The third head lease agreement is with the Company's wholly owned subsidiary Capital Canada for 3,136 square feet of office space and lab space for a term of 5 years, expiring on October 31, 2005 at an annual lease rate of $24,256 (CDN$33,864), or $8.60 (CDN$12.00) per square foot. Capital Canada has subleased all available space to two tenants, the first tenant has a sublease on an escalating rate which expires on October 31, 2005. The current rate of rate of $12.89 ($18.00CDN) is the maximum rate under the sublease. The second sublease at $10.03 ($14.00CDN) per sq foot plus an equipment cost of $ 173.64 ($242CDN) per month expired on December 31, 2003 and has continued on a month to month basis. As at the date of this report this tenant has entered into an additional head lease with the Company for one year, therefore the Company believes that this tenant will maintain the existing month to month at least until April 30, 2005. The subleases are both to companies involved in the chemical industry. Presently the Company receives incremental income from these leases through consolidation of Capital Canada's operations for purposes of FACT's financial reporting. Upon the completion of the spin-off of Capital Canada, the Company will only receive rental income from Capital Canada, and will no longer benefit from the incremental income generated by Capital Canada's two subtenants.

The expiration dates for the various leases and sub-leases are detailed in the following table:

Lease	Expiry Date	Square Footage
Toshiba Canada	July 31, 2005	6,546
Group 4 Falck	November 30, 2007	6,386
Capital Canada	October 31, 2005	3,136*
Group 4 Falck	Month to Month	200
Canada Chemical	February 28, 2005	805
SpectroChem Inc.	March 14, 2006	453

* There are two subleases one of which expires on October 31, 2005 and the other which is presently month to month.

The average effective annual rental as at the year ended December 31, 2003 is $8.09 ($11.30CDN) per square foot. The property is depreciated over 25 years using the straight line method of depreciation which is the same method adopted for tax purposes. Annual property taxes are $37,238 ($51,988CDN).

The Company received an offer to purchase this property for $1,898,169($2,650,000CDN) which is expected to close May 31, 2004. The closing will be conditional on the Company being able to lease the vacant laboratory space. As of the date of this report the Company had leased all but 4,614 square feet of the vacant space. The Company has retained a leasing agent to lease the remaining space.

Commercial Property #2- 1528/1530-9th Ave S.E., Calgary, Alberta

This property is a two-story commercial building located in the City of Calgary. The building is comprised of approximately 7,680 square feet of usable office space divided equally into two condominium units.

The Company, through its wholly owned subsidiary, Wall Street Real Estate Ltd., holds a fee simple title to this property and used working capital of $212,492 (CDN $275,000) to purchase the building on December 1, 2000. Renovations on the building were completed during the year ended December 31, 2001 and amounted to $263,303 (CDN$340,758). The book value as of December 31, 2003, net of depreciation totaling $34,108 (CDN $44,141) is $408,384 (CDN$528,516), comprised of $49,453 (CDN$64,000) for land and $426,343 (CDN$551,758) for buildings and improvements.

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

The first head lease agreement for 3,072 square feet of office space is between the Company and International Securities Group Inc. ("ISG"), a related party. ISG is a junior venture capital company, whose sole shareholder is a director of the Company. ISG's director and sole shareholder, Mr. W. Scott Lawler, is also a member of the Company's Board of Directors (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS"). The ISG lease currently generates $19,804 (CDN $27,648) in annual rental payments and expires July 31, 2006. Annual lease rates per square foot are $6.45 (CDN $9.00), plus operating costs. ISG has subleased 1,811 square feet of office space to its clients, all of whom are junior development companies.

The second head lease agreement for 3,840 square feet of office is between the Company and 5 Crowns Investment Corporation ("5 Crowns"). This lease currently generates $24,755 (CDN $34,560) in annual rental payments and expires January 31, 2007. Annual lease rates per square foot are $6.45(CDN $9.00), plus operating costs. 5 Crowns, a private offshore investment company, in turn has sublet the entire premises to Westsphere Asset Management Inc. whose principal business is that of a holding company for wholly owned subsidiaries. Additionally, 5 Crowns has an option to purchase the building on the following schedule:

1.        $324,534 (CDN $420,000) if the option is exercised no later than February 1, 2005.

2.        $340,760 (CDN $441,000) if the option is exercised no later than February 1, 2006.

3.    $357,760 (CDN $463,000) if the option is exercised no later than February 1, 2007

The option is null and void after February 1, 2007.

The property is depreciated over 25 years using the straight line method of depreciation, which is the same method adopted for tax purposes. Annual property taxes are $7,494 ($10,462 CDN).

The Company has listed the condominium unit at 1530-9th Ave S.E., Calgary Alberta for sale as of the date of this report. The asking price is $120 ($155 CDN) per sq ft of net rentable space or $459,911($595,200CDN).

Residential Property - 836 McKenzie Lake Bay S.E, Calgary , Alberta

This property is a single family residence located in a lakeside community and was purchased by the Company for use by its then President and as an enticement for him to relocate to Calgary, Alberta. This home is approximately 6,300 square feet on 1/3 of an acre, with an acquisition cost of $629,751(CDN $815,000), and the book value as of December 31, 2003, net of depreciation totaling $55,377 (CDN $71,667) is $574,374 (CDN$743,333), comprised of $243,401 (CDN$315,000) for land and $386,350 (CDN$500,000) for buildings and improvements

The Company has a fee simple title to this property. It is the opinion of management that this property is adequately covered by insurance.

The property is depreciated over 25 years using the straight line method of depreciation which is the same method adopted for tax purposes. Annual property taxes are $5104 ($7,125CDN).

Mr. Lawler occupies the property and makes all payments related to the property's mortgage, insurance and property taxes. There are no present plans to make any further improvements to this property, it was anticipated that during the fiscal year ended December 31, 2003 Mr. Lawler would exercise an option to acquire this property from the Company. This option exercise did not occur but the Company expects that it will occur by June 30, 2004.

Real Estate Commitments - Financial and Other:

Commercial Property #1 - 335-25th St. S.E., Calgary, Alberta:

The Company holds a fee simple title to this property. In purchasing this property, the Company received a mortgage in the initial amount of $1,236,320 (CDN $1,600,000) secured by the property. The mortgage is held by Standard Life and had a balance of $1,082,872 (CDN$1,401,414) as at December 31, 2003. The balance accrues interest at the rate of 8.60% per annum and the loan is amortized over fifteen years, maturing on September 1, 2005. Monthly payments of principal and interest total $12,138 (CDN$15,709). If all principal and interest payments are made as required between now and the maturity date, the loan will have a balance of $1,026,566 (CDN$1,328,544) at maturity. The loan cannot be prepaid.

There is a second mortgage on this property with Access Mortgage Corporation Limited as at January 2003 and a third charge on this property by way of a convertible debenture, both of which are more particularly described below.

Commercial Property #2 - 1528/1530-9th Ave S.E., Calgary, Alberta

The Company received an original mortgage on this property of $211,115, secured by the property, for a period of one year from a related party. The mortgage accrued interest at the rate of 10% per annum, expiring April 11, 2002. This holder released the property from the mortgage thereafter, and the balance due was converted to a secured convertible debenture, accruing interest at 18% per annum and payable on December 31, 2004. During the course of fiscal 2002 the Company transferred title on this property to its wholly owned subsidiary, Wall Street Real Estate Ltd., and obtained a loan secured by the property in the principal amount of $356,987 (CDN$462,000) from the Alberta Treasury Branches ("ATB"). As at December 31, 2003 the mortgage had a remaining balance of $339,773 (CDN$439,722).

The ATB loan bears interest at a rate of Canadian prime (4.5% as of December 31, 2002), plus 2%. The loan is amortized over 20 years and matures annually on June 30. Monthly payments of principal and interest are $3,014 (CDN$3,900). There is a second mortgage on this property with Access Mortgage Corporation Limited as at January, 2003 and a third charge on this property by way of a convertible debenture, both of which are more particularly described below.

Residential Property - 836 McKenzie Lake Bay S.E, Calgary , Alberta

The Company obtained a mortgage on this property from the Alberta Treasury Branches in the initial amount of $440,606 (CDN$570,217), secured by the property. The balance accrues interest at a rate of Canadian Prime less 0.25%, compounded, and adjusted on a semi-annual basis. As at December 31, 2003 the effective rate of interest was 4.29%. The loan is amortized over 25 years and matures on May 1, 2005. As at December 31, 2003 the mortgage had a remaining balance of $390,514 (CDN$505,389). If all principal and interest payments, but no prepayments, are made as required up to the maturity date, the loan will have a balance of $370,646 (CDN$479,677). Up to 20% of the original loan amount may be prepaid in each calendar year without incurring a penalty. Monthly payments of principal and interest are $3,020 (CDN$3,908). Mr. Lawler has the option to purchase the property.

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

During January, 2003 the Company negotiated a second mortgage on both commercial buildings with Access Mortgage Corporation Limited. The mortgage is in the principal sum of $386,350 (CDN $500,000), bearing interest at 1.50% per month. The loan is due on February 1, 2004, with interest payments of $5,795 (CDN $7,500) due on a monthly basis commencing March 1, 2003. An amount equal to one year of interest payments was held back from the proceeds of the loan to cover all required monthly interest payments. The Company paid brokerage fees of 5.35% to Arres Capital Inc., and lender fees of 1.25%. The Borrowers are the Company and Wall Street Real Estate Ltd. Security for the mortgage is as follows:

- A promissory note in the amount of $386,350 (CDN$500,000) with interest at the rate of 1.5% per month;

- A second mortgage over Commercial Property #1 and Commercial Property #2; and,

- A general security agreement comprising a charge on all assets of the Borrowers except for the shares of Capital Reserve Canada Limited held by FACT Corporation.

See "FINANCIAL STATEMENTS" below.

Oil and Gas Properties

Canadian Oil and Gas

Until May 15, 2003 when the property was sold with an effective date of March 31, 2003 Capital Canada held a 5% interest in six wells and a gathering facility in a producing oil and gas field known as Chestermere located in the Chestermere/Crossfield areas of the Province of Alberta, Canada. Compton Petroleum Corporation, a company located in Calgary, Alberta, Canada operates the property.

To the period ended March 31, 2003, there were five producing wells located on these properties that had gross sales totaling 342 bbls of oil and 596 BOE of gas. The average sales price per barrel of oil produced was $22.56 (CDN$29.22) and the average sale price for gas produced was $2.66 (CDN$3.45) per MCF. The average lifting cost per equivalent barrel of oil (gas volumes were converted to oil volumes assuming 6 MCF of gas equals 1 barrel of oil) during 2003 was $7.85 (CDN$10.17).

During the previous fiscal year ending December 31, 2002 there were five producing wells located on these properties that had sales totaling 39,715 bbls of oil, 60,570 BOE of gas and 3,145 bbls of other products. The average sales price per barrel of oil produced was $22.55 (CDN$35.54) and the average sale price for gas produced was $2.56 (CDN$4.03) per MCF. The average lifting cost per equivalent barrel of oil (gas volumes were converted to oil volumes assuming 6 MCF of gas equals 1 barrel of oil) during 2002 was $7.62 (CDN$12.01).

The cost of the acquisition of this field was $612,788 (CDN $900,000), which was paid by way of $204,263 (CDN$300,000) in cash and in 204,263 shares of common stock of the Company, at a deemed price of $2.00 per share. The cash payment was made from the draw down of $204,263 (CDN$300,000) from a stand-by operating line of credit at an annual interest rate of the Bank of Canada of prime rate plus 1% provided to Capital Canada by the Alberta Treasury Branches. The line of credit was secured by a floating charge debenture over all of Capital Canada's assets. The line of credit was renegotiated in September 2001, and again in May 2002, to a term loan with payments of $7,727 (CDN$10,000) per month. The Alberta Treasury Branches is an Agent of the Crown in right of the Province of Alberta, Canada and operates under the Alberta Treasury Branches Act, Statutes of Alberta, 1997. Under that Act, Alberta Treasury Branches was established as a provincial corporation. The property was disposed of on May 15, 2003 and the loan was retired.

Capital Canada's average monthly gain from sales with respect to this interest for fiscal year 2003 was $2,517 with a net loss of $58 for fiscal year 2002. During the year ended December 31, 2003, Capital Canada expended $3,551 on workovers and recompletion of wells. During fiscal year 2002, Capital Canada spent expended $12,621 on workovers and recompletion of wells.

U.S. Oil and Gas

The Company owns interests in a producing oil and gas property in Washington County, Colorado and oil and gas leases in Montana though its wholly owned subsidiary, Capital Canada. These interests were acquired in June of 2003. Capital Canada's average monthly gain from this interest for fiscal year 2003 was $63. The Company did not hold the property in 2002 so there is no comparable. During fiscal year 2003, Capital Canada spent $6,959 on drilling of an exploratory well on the Montana leases and associated costs.

Marketable and Non-Marketable Securities

As at December 31, 2003 the Company holds a number of marketable and non-marketable securities that were acquired in various transactions.

As of December 31, 2003 the Company owns 306,101 common shares (16.2%) of Texas T Petroleum Ltd., a private oil and gas company. These securities are non-marketable. The Company has determined that this investment has a net realizable value of $48,838 as at December 31, 2003.

As of December 31, 2003 the Company owns 1,347,748 shares (6.2%) of Texas T Minerals Inc. a public reporting company trading on the Canadian TSX Venture Exchange which has been recorded on the financial statements with a value of $31,242 based on the quoted market price of the stock at that date.

During fiscal 2003 the Company received 174,988 shares of the common stock of Australian Oil and Gas Corporation (formerly Synergy Technologies Corporation) a reporting company trading on the OTC: BB in settlement of a bankruptcy claim for breach of a lease agreement. The shares have been recorded on the financial statements with a value of $13,521 based on the quoted market price of the stock at December 31, 2003

The Company's total combined investment in marketable and non-marketable securities as at December 31, 2003 is $93,601, after the elimination of the Company's shares held by Petroleum valued at $15,482.

ITEM 3. LEGAL PROCEEDINGS

In May 2003, the Company and its subsidiary Food and Culinary Technology Group Inc. ("FACT Group") were served with a verified complaint filed in the Superior Court of New Jersey in Monmouth County (docket # MON C-164-03) by Steven Schechter, Jennifer Flynn, Steven Capidocasa and F.A.C.T. Group LLC, a New Jersey limited liability company owned by the individual plaintiffs. The complaint sought various remedies including the return of the formulas on which FACT Group has created its functional food premixes. On August 14, 2003, FACT Corp. reached a settlement with the Plaintiffs in the legal matter pending in the Superior Court of the State of New Jersey. As a result of this settlement, the formulas to the pre-mixes and other intellectual property were immediately released to FACT Corp. The Class A common shares and the Class C common shares were returned by the plaintiffs. Certain amounts due to the plaintiffs for services rendered were forgiven. The purchase price for the intellectual property remains at $2 million, to be paid in the form of royalties on a per pound of product sold by FACT Group. FACT Group will pay a maximum of $233,333 in additional income to two of the plaintiffs over the next 3 and 1/2 years, the payments commenced on November 2003. The Plaintiffs will be prohibited from competing with FACT Group for 5 years, must keep all trade secrets confidential and provide training for FACT Group's new technical support personnel.

The written version of the settlement agreement has not yet been executed as the parties cannot agree on the terms of a non-compete for FACT Corp and its directors and officers should the technology be returned to F.A.C.T. Group LLC. A hearing date is expected to be set for April 2004 in the Superior Court of the State of New Jersey, whereat it is anticipated that the judge will make a final determination on this matter. It is expected that the parties will agree with the judge's determination and will execute a final settlement agreement, however, should any on of the parties not agree then they would have the right to appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock trades on the OTC/BB under the symbol "FCTOA". Following is a report of high and low bid prices for the last two fiscal years.

Year 2003	High	Low
4th Quarter ended 12/31/03	0.80	0.37
3rd Quarter ended 9/30/03	0.46	0.03*
2nd Quarter ended 6/30/03	2.04*	0.32*
1st Quarter ended 3/31/03	1.84 *	0.60*

Year 2002	High	Low
4th Quarter ended 12/31/02	2.08*	1.12*
3rd Quarter ended 9/30/02	2.76*	1.92*
2nd Quarter ended 6/30/02	2.80*	1.20*
1st Quarter ended 3/31/02	2.88*	1.64*

*These prices reflect the reverse split of the Company's stock on a four for one basis that took effect on August 6, 2003.

The information as provided above was provided by Yahoo Finance's website. The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of April 8, 2004, there were 14 market makers in the Company's stock. The last available reported trade by the

OTC/BB prior to the filing of this report was April 8, 2004 at $1.06.

As of March 31, 2004, there were 718 record holders of the Company's Class A common stock.

During the last two fiscal years, no cash dividends have been declared on the Company's stock.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity Compensation plans approved by security holders(1)	68,750	$4.00	2
Equity Compensation plans not approved by security holders	None	N/A	None
Total	68,750(2)	$4.00	2(2)

  At the shareholders meeting held on July 17, 2003 the shareholders approved a 2003 stock option and stock award plan of up to 1,000,000 stock options whereby employees, officers, directors and/or consultants of the Corporation may be compensated through the granting of stock options and stock awards, the Plan will be for such number of shares that is equal to twenty percent (20%) of the Corporation's total issued and outstanding shares as at the time that the Corporation adopts a formal written Plan; directors will be eligible for no more than 25% of the shares authorized under the Plan and executive officers will be eligible for no more than 25% of the shares authorized under the Plan. The Corporation has not yet adopted a formal written Plan and therefore any options to be set under the plan have not been included in the above disclosure.

  The options as disclosed here relate to a stock option plan approved in 2001. The Company effected a 4 for 1 reverse split during 2003 and the numbers disclosed herein reflect the reverse split.

(b) RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended December 31, 2003, we agreed to issue the following unregistered securities:
Date	Amount of Class A Common Shares (1)	Issued To	Amount of Consideration $	Type of Consideration	Exemption
10/1/2003	60,000	Karl Cernovitch	16,200	Loan	Regulation S
10/1/2003	60,000	Linda Foy	16,200	Loan	Regulation S
10/1/2003	114,723	Beaufort Corporation	30,975	Loan	Regulation S
10/20/2003	25,000(2)	Temple Securities	5,000	Private Placement	Regulation S
11/10/2003	35,000	John Demoleas	23,450	Services	Regulation D
12/24/2004	75,000	CEOcast, Inc.	45,000	Services	Regulation D
12/29/2003	92,593(3)	Crysler Investments Ltd.	25,000	Private Placement	Regulation S
12/31/2003	83,219	Larry Winsor	22,469	Loan	Regulation S
12/31/2003	22,745	Buccaneer Holdings Inc.	6,141	Loan	Regulation S

(1) These shares have all been issued as of the date of this report.

(2) These shares were issued pursuant to a private placement of units, each unit has a two year warrant to purchase one additional share at a price of $0.25 per share.

(3) These shares were issued pursuant to a private placement of units, each unit has a two year warrant to purchase one additional share at a price of $0.34 per share.

The shares listed in the table above shown as having been sold under the "Regulation D" exemption were sold in compliance with the exemption from the registration requirements found in Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company paid no commissions or finders fees in connection with this offering.  Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. Each purchaser represented to the Company that he was purchasing the securities for his own account and not for the account of any other persons. Each purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

The shares listed in the table above shown as having been sold under the "Regulation S" exemption were sold in compliance with the exemption from the registration requirements found in Rules 901 through 903 of Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These shares were issued in offshore transactions since the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the United States. All documents used in connection with the offers and sales of the securities offshore included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that no hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each offshore subscriber certified that he or it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom and the Company is required to refuse to register any transfer that does not comply with such requirements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  Plan of Operation

  At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company does generate income from sales of functional premix, rental income and negligible income from producing oil and gas properties on a monthly basis, these proceeds are not sufficient to meet the Company's current monthly overhead, which includes the on-going business of three operational subsidiaries. The Company will require approximately $3,085,000 to cover its anticipated overhead and operational needs for the upcoming twelve-month period (excluding oil and gas operations). Revenues generated from operations (excluding oil and gas operations and real estate operations) are expected to contribute $3,026,000 in gross revenues and offset operational overhead by approximately $904,800. The Company anticipates the sale of both of its commercial real estate properties during the first 9 months of fiscal 2004, and therefore has not included potential revenues generated from these properties to offset overhead expenditures in its forecast. However, operational overhead related to the real estate operations has been included in our calculation of forecasted expenditures. While the Company has projected gross revenues from its food operations of approximately $3,026,000 over the upcoming twelve months, such projections are subject to numerous factors that are beyond our control. Projected operational costs and overhead of $3,085,000 include $2,035,000 for inventory and premix costs associated with the Company's functional foods business, $85,000 associated with costs and inventory associated with the sale of our branded non-dairy whipped topping, $125,000 in start up costs for our "at-home" line of premixes and snack bars intended to be sold over the Internet and $840,000 in general operating expenses relating to the Company and all of its existing subsidiaries. The Company may be required to raise up $500,000 to meet its projected costs should it not be successful in achieving its projected gross revenues. The Company expects that it will be able to obtain additional equity and/or debt financing to meet this need, or that proceeds will be derived from the sale of its commercial real estate properties. The Company entered into a purchase agreement for one of its commercial properties prior to the end of fiscal 2003, with an anticipated closing date of May 31, 2004, however, completion of the sale of this property is conditional upon the building being fully leased at the time of the closing. Presently the commercial property has a 21% vacancy rate. The Company has also listed one of two condominium units comprising its second commercial property for sale at an asking price of $459,756. While there is no certainty the Company will conclude the sale of either property, funds contributed from either sale would substantially meet any shortfall in general operating expenses. The Company may alternatively be required to identify additional sources for financing, and also intends to contact investors that have previously provided funds to the Company.

  The Company's budget of $840,000 in general operating expenses includes the expenditure of approximately $243,260 over the next twelve months on ongoing product refinement, technical support, the development of second and third generation functional formulations, advertising and marketing and the start-up of its "at-home" internet sales program, including amounts paid to employees and consultants retained for the purposes of providing research and development support. The Company does not intend to participate in any further development of its existing oil and gas properties and has commenced the spin off of Capital Canada, which it expects will be concluded during the second quarter of 2004.

  Included in the cash requirements noted above of $3,085,000 over the next twelve months is an amount of $717,300 with respect to the operations of FACT Group, exclusive of inventory requirements and forecasted costs of goods sold. From the date of acquisition November 2001 to December 31, 2003, the Company has funded a total of $737,239 (net of associated interest charges) to FACT Group in respect of its ongoing operational expenses. An additional $23,500 has been funded to the filing date of this report.

  Should it be required, and if the Company is able to negotiate favorable terms, the Company may look to raise funds in excess of the current cash requirement by way of debt or equity financing in order to accelerate its growth. The Company is currently assessing strategic joint ventures with complementary businesses in order to enhance and support its current operational objectives.

  The Company anticipates that its subsidiary FACT Group will hire an additional one to three employees during the upcoming twelve months should the functional foods business meet projected operational and revenue targets. The Company will also look to retain one additional employee to assist in corporate development and financial operations.

  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

FUNCTIONAL FOODS BUSINESS:

- We may not be able to continue to profitably market formulations for our current functional premixes or commercialize products under development. Existing supply agreements with customers and ongoing expressions of interest from potential customers may not result in new or continuing supply or licensing agreements or generation of revenues in the time frame we envision.

- While we have to date been able to secure supply and licensing contracts with recognized food industry clients, our products may not gain the necessary market acceptance from the end-of-the-line retail consumer in order to substantiate repeat sales to existing and/or future clients.

- We may not be successful in educating the mainstream community as to the benefits of our products, even in partnership with larger, more experienced client firms and the proper resources.

- We may not be able to secure favorable long-term agreements with our ingredient suppliers, and as a result may not be able to provide our clients product in a timely fashion and at the right price point.

- Larger, more capitalized and more resourceful corporations have begun to introduce products into the marketplace in direct competition to our client's products, and our premixes, and we may not be able to successfully maintain or increase market share.

- Even if we secure multiple clients and our products gain the requisite market acceptance, we may not be able to successfully expand our business to meet our projected growth, or respond effectively to the industry's demand for new products.

- While our formulations will be protected under stringent non-disclosure and confidentiality agreements, that may not provide the Company adequate protection and others may be able to develop similar formulations.

OIL AND GAS OPERATIONS:

The Company is currently in the process of completing the spin off of its operating oil and gas subsidiary, Capital Canada. Revenues currently generated from these operations are negligible and do not impact the Company's primary revenue stream in a significant manner. Therefore, an assessment of external factors have not been included in this discussion.

REAL ESTATE OPERATIONS:

Until such time as the Company can successfully divest its real estate assets, a portion of our operations and revenue stream is derived from leasing activities which generate rental income. Such operations may be affected by a number of external factors including:

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

INVESTMENTS IN MARKETABLE AND NON-MARKETABLE SECURITIES:

The Company has made equity investments in a public reporting Alberta corporation and its private subsidiary, and has received securities in a second public reporting corporation as a settlement from one of its former creditors. The ability of the Company to recover its initial investment, realize a gain or recover value for the non-cash settlement of a liability is subject to numerous external factors including: the marketability of the acquired securities, the liquidity of the market for the securities, the ability of the corporations in which the Company has invested to continue to operate their businesses and achieve successful operations, and factors affecting the business environment of the corporations in which the Company is invested.

GENERAL OPERATIONS:

- Despite the growth of the Company's primary business over the past 18 months, the Company still has limited operating history and, therefore, little history on which to base any forecasts.

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

- While the Company anticipates we will have sufficient revenues from operations to continue to operate, there is no guarantee this will occur. The Company may be unable to obtain further financing prior to achieving profitable results.

Forward-looking statements included in this report speak only as of the filing date of this report and we do not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Overview

The Company is a development stage company with its primary operations in the food industry, however, we continue to operate our commercial real estate properties, and also have negligible operations in the oil and gas industry. The Company also holds certain equity investments in two public reporting corporations and one private corporation. With the acquisition of FACT Group as a wholly owned subsidiary in November 2001, FACT determined to re-focus its operations on one industry sector, the functional foods arena, and determined to divest the balance of these assets in favor of developing its functional foods business. The Company intends to proceed with the divestiture of each of these assets immediately upon reaching satisfactory agreements for sale, the intent being a recovery of or a gain on the initial investment.

The following paragraphs provide an overview of the industry sector in which the Company will focus its resources, and in which we are currently developing our business directly and through certain wholly owned subsidiaries.

Functional Foods Industry

In 1989, Stephen DeFelice, chairman of the Foundation for Innovation in Medicine, first introduced the term, "nutraceutical" to describe foods with nutritional and pharmaceutical qualities. More recently the term "nutraceutical" has become commonly substituted for the term "functional". We believe that the most accurate description of "functional foods" are foods, similar in appearance to conventional foods that are consumed as part of a usual diet, which demonstrate physiological benefits and/or reduce the risk of chronic diseases beyond basic nutritional functions. To answer North America's appetite for health, many ingredient suppliers have developed functional ingredients for use in foods. In 2001, the U.S. functional foods market was estimated at $17.6 billion, with a 10% annual growth rate.

We believe that the mainstream consumer is changing. We expect that as people learn more about the links between diet and health, and as the necessity for special needs diets is growing rapidly in North America, consumers will recognize the benefits offered by functional foods, and that they will actively seek to include these products in their daily diets. We believe that the key is to offer consumers these added health benefits in foods they already enjoy, and to make certain they taste good in order to establish repeat sales of functional products. Companies intending on competing in this sector must also be willing to make a commitment to provide the consumer with educational materials and information to help them make healthier choices.

FACT Group has developed a line of functional dough and batter based formulations in order to supply and license turnkey premixes providing health benefits to a variety of customers for the manufacture of finished products, including a variety of breads, bagels, pasta, pizza crust and sweet baked goods such as cookies, muffins and cakes.

These products have been specially formulated for manufacturers to complement their existing non-functional products and capture significant incremental revenue with no change to existing manufacturing processes. Use of FACT Group's proprietary premixes enables manufacturers to address numerous health conditions, which face the North American consumer, including the following concerns:

. Weight Management/Control/Obesity

. Diabetes

. Heart Disease

. Carbohydrate Management

. Digestive Health

. Dietary fiber enhancement

FACT Group estimates that a large number, perhaps as many as 60 million Americans, actively follow a specific dietary regimen at any time; that over 40 million Americans who suffer from some form of chronic digestive disorder; that 2 of every 5 Americans have high cholesterol; and that over 16 million Americans are diagnosed diabetics. Recent studies have indicated that obesity rivals heart disease as the number one cause of death in the United States. By eating products made with FACT Group's functional premixes as a part of a regular daily diet, end consumers do not have to dramatically change their lifestyle in order to reap the benefits of reduced digestible carbohydrates, increased fiber, reduced calories, low sodium, no added sugar and no cholesterol.

FACT Group's products are developed keeping in mind that taste is important, and we believe that we must achieve good taste to ensure FACT Group's success in the marketplace. Weight management, carbohydrate control and fiber enhancement solutions through healthy, functional foods is a large and growing segment of the overall food category and through sales of premix to manufacturers, who create a variety of food products, FACT Group hopes to be able to provide solutions to consumers in supermarkets, specialty health food stores, restaurants, foodservice distributors and convenience stores with minimal associated overhead.

The multiple benefits associated with the products created from FACT Group's functional premixes should allow customers to position new functional products to suit their current market positioning, generate line extensions or create entirely new product lines with functional benefits.

FACT Group has also entered into a licensing agreement with a major bakery ingredient distributor for the sale of premixes manufactured using our formulations, under the distributors own brand. Additionally, FACT Group has developed a variety of snack bars using its functional premixes, as well as a line of "at-home" retail sized bakery mixes to be sold directly to the consumer via alternative channels such as the internet.

FACT Group has made application to trademark its own symbol for brand recognition, Healthy Lifestyle™. FACT Group intends to use this trademark not only for its line of premixes available to manufacturers, but also on its own line of "at-home" products for sales directly to the consumer. Ultimately FACT Group intends its trademark to stand as a symbol of quality ingredients on customers' end packaging in support of the health benefit positions they intend to market, adding value, similar to the NutraSweet® swirl.

Present Situation

FACT Group is currently marketing and selling its functional premixes for breads, pizza crust, bagels, pasta and sweet goods products to various manufactures and a major bakery ingredient distributor. FACT's revenue stream is presently dependent on one key customer which accounts for approximately 85% of the Company's total annual sales. The Company is in advanced negotiations with several potential clients for the provision of premixes and products across various new segments including snack bars, retail size mixes, microwaveable formulations and new product formats.

The Company anticipates it will achieve gross sales of approximately $2.9 million in fiscal 2004 from the sale of premix to existing and new customers across its various product categories.

Presently the Company is seeking to raise additional equity or debt capital of up to $500,000, proceeds from which will be used to fund the operations of FACT Group including its plans to launch a line of its own retail snack bars and "at-home" bakery mixes via the internet. As at the date of this report the Company does not have commitments to provide these funds. The Company may realize funds during the current fiscal year to assist with its ongoing operations through the sale of certain real estate assets and marketable securities targeted for divestiture. Should FACT Group achieve its forecasted sales of $2.9 million in fiscal 2004, it may not require additional funding for its operations. Additionally, successfully achieving our sales targets should provide for profitability by the end of fiscal 2004.

Our products

Products currently being marketed by the Company include formulations for bread, bagels, fresh pasta and sweet baked goods, including ready-to-eat snack bars, which offer the consumer a combination of added health benefits including: no sugar, no cholesterol, reduced carbohydrates, low fat, high fiber and low sodium. The foundation or "core" of each of the end products is a dough or batter based system, the composition of which varies depending on the product type and flavor. The Company currently uses two independent blending facilities located in New York state, to blend the dry ingredients forming our premix. Agreements with the blending facilities allow FACT Group to maintain control over its proprietary formulations and ensure the formulations remain proprietary. The blend of dry ingredients for each product category, referred to as "premix", is then delivered to FACT Group's customers for addition of the balance of ingredients, manufacturing of product and distribution. Products are distributed under the clients' brand or private label. Revenues are generated by way of a fixed cost per pound of premix sold to the customer. FACT Group also generates revenue through a licensing agreement with a major North American bakery ingredient distributor. This distributor pays FACT Group a royalty for each pound of premix sold under their own label. The distributor's private label premix is manufactured using FACT Group's proprietary formulations, Additionally, FACT Group intends to enter into private labeling agreements during fiscal 2004 for its line of ready-to-eat snack bars.

Targeted industry segments

Bread

The U.S. bread market is divided into 2 product categories: packaged branded bread i.e. (Wonder bread) and fresh bakery bread. Bakery breads are produced on site by supermarket in-store bakeries or by other retailers, including independent bakeries. FACT Group will focus their efforts on this premium segment. The majority of the growth in the bread market, which is 5%-6% per annum, has been in the fresh, gourmet (artisan) and boutique segments.

Sales of in-store or independent bakery breads has grown at a rate of 7% annually since 1993 and translates into a $5 billion industry. Sales of these premium breads are coming at the expense of packaged breads. Boutique bakery breads sales are experiencing an annual growth rate of 25% and are now exceeding $300 million for this segment. Of late, industry reports indicate a decline in overall bread sales of between 15% and 20%. Various industry authorities attribute this decline to the increasing interest in controlled carbohydrate offerings. FACT Group's premixes for bread and bread-based products offer a solution for manufacturers in the bread industry. FACT Group's line of bread products are reduced in digestible carbohydrates and high in fiber, making them suitable for controlled carbohydrate diets, as well as other diet conscious consumers.

Pasta

The U.S. market in dry pasta sales are approximately $2.25 billion. With the addition of the food service contribution to pasta sales, the category jumps to over $5 billion in annual sales. The pasta category has also experienced a decline in sales of late which is believed to be associated with the growing trend towards "reduced carb" product offerings.

Pasta is similar to bread from a formulation perspective and FACT Group's proprietary mixes work in a similar fashion as they do in bread.

For pasta products, FACT Group provides functional benefits by creating a unique high fiber, reduced digestible carbohydrate formulation. While there are high fiber pastas on the market today, achieved by the addition of whole grains, FACT Group has taken a different approach to the market by not only improving the taste of high fiber pasta, but concurrently reducing net digestible carbohydrates using state of the art fibers clinically proven to have numerous health benefits. FACT Group sees opportunities for customers across the pasta category including dry and fresh pasta. Initially, customers will include smaller branded, private label and specialty manufacturers.

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

Portion Controlled/ Individually Wrapped/Ready-to-eat Convenience

Consumers' lifestyles and time demands have driven dramatic growth in individually wrapped, ready-to-eat snacking items. Individually wrapped cookies, brownies, muffins etc. are widely available from supermarkets, convenience stores and vending machines. These items are sold both individually packaged or in multi packs.

FACT Group is pursuing this rapidly growing format with potential customers in two market segments. One set of customers see the opportunity to build distribution of lower carbohydrate/high fiber individual products in the convenience store and vending channels. Another set of potential customers are focusing on the weight management aspect of portion controlled units that allow dieters to control calories and reduced carbohydrate/high fiber benefits while still enjoying full flavored taste. FACT has developed an attractive line of reduced carbohydrate, high fiber snack bars fortified with 25% of the recommended daily allowance of 17 essential vitamins and minerals which will be its first product offering in this segment.

The direct to consumer opportunity

With the rapidly growing market trend towards reduced carbohydrate products, and a desire by the consumer to return to the kitchen, at-home retail sized mixes in this category are seeing substantial growth. Additionally, the health conscious consumer is motivated to actively seek out products to suit their dietary needs. FACT intends to take advantage of this attractive opportunity in fiscal 2004 by launching its own line of "at-home" retail mixes under its Healthy Lifestyle™ brand name. Product offerings are expected to include brownies, dough mix for bread, pizza and roll applications, cookies, cakes and muffins.

Key customer segments

Manufacturers

Distributors

Retailers and Food Service

Specialty/Health/Diet

Direct to Consumer

Other Food Products

During fiscal 2003 FACT Products Inc., a wholly owned subsidiary of FACT Group Inc., acquired a line of imported shelf stable, non-dairy whipped toppings known as Aunt Lydia's Italian Crèmes. FACT Products has the exclusive worldwide rights to the Aunt Lydia's brand crèmes and commenced marketing the product towards the end of fiscal 2004. The crèmes are unique in formulation and are available in four flavors including vanilla, chocolate, strawberry and mocha, and do not require refrigeration to stay fresh. The Company has received its first purchase orders from an East Coast retail supermarket chain and will commence distributing this product line in mid-2004. The product will be sold in cases and in multi-pack shippers. The Company hopes this product line will provide an additional revenue stream to offset current operational shortfalls.

Milestones

NEAR TERM GOALS (2004)

The Company's near term goals include a focus on the ongoing operation of our functional foods business. FACT Group intends to establish a presence in marketplace by continuing to provide premix to customers who will launch functional food products and further develop our corporate infrastructure. The Company is hoping to see improved sales of its premixes during fiscal 2004, as well as increased product diversification in the marketplace. Additionally, the Company intends the launch of its own line of retail "at-home" mixes and snack bars to help establish recognition for our master brand, "Healthy Lifestyle™". We are already in the process of establishing an e-commerce website to market and distribute these products on-line.

The Company also intends to conclude the divestiture of its other assets in order to focus entirely on the operations of its foods businesses. The Company established a test kitchen in Freehold, New Jersey in fiscal 2003 for the purpose of ongoing development of new functional formulations and products, which we will continue to use as our primary operational location. FACT Group is aggressively pursuing additional supply and licensing arrangements with corporations established in the food industry for the manufacture, marketing and distribution of our line of functional premixes. It is the intent of the Company that additional customers will launch products containing our functional premixes throughout the year so that revenues generated from the functional food business will assist the Company in achieving profitability during fiscal 2004.

Presently the Company is in negotiation with several additional clients for the supply and licensing of our functional premixes for breads, bagels, pasta and a variety of sweet baked goods, as well as our line of snack bars and private label opportunities for our direct to consumer retail mixes. The Company intends to finalize these negotiations throughout fiscal 2004.

INTERMEDIATE TERM GOALS (2005-2006)

Building on our near-term plan for development, the Company intends to experience substantial growth over the intermediate term. Our objectives include the following:

- Successful establishment of our line of "at-home" products under our master brand for direct market to the end consumer via internet and other channels. Potential expansion of this line to include a unique off-shoot of products specially directed to the diabetic market.

- Expand our client base to include supply and licensing partnerships with additional medium to large sized industry participants and certain major industry participants in the manufacturing, distribution, quick serve restaurant and food service channels;

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

LONG TERM GOALS (2006 AND BEYOND)

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

Financial Outlook

The Company expects it will complete the spin off of its operational oil and gas subsidiary during the first half of fiscal 2004. We are currently awaiting final SEC approval for the finalization of this transaction. Additionally, the Company does not intend it will generate substantial revenues from its real estate operations during this current fiscal year. Our mandate calls for the divestiture of these properties as soon as is practicable, which will allow the Company to greatly streamline its operations, will provide additional funds for ongoing working capital and the settlement of certain outstanding debts. The Company expects to focus on increasing the revenue stream generated by the supply and licensing of its functional food premixes and products to various clients.

The Company will seek to raise approximately $500,000 dollars in the form of debt and/or equity financing in the near term to assist with growth objectives should the purchase agreement currently in place with respect to one of its commercial properties not close as anticipated at the end of May, 2004. We will continue to look to divest those assets not directly related to our core business of functional food products. This should provide the Company adequate resources to continue operations and establish increased cash flows to cover operational expenses and achieve profitability by the close of fiscal 2004. There is no assurance that the Company will be successful in raising this amount of capital or meeting its anticipated operational goals.

Results of Operations

Comparison of 2003 and 2002

For the years ended December 31, 2003 and 2002 the Company incurred operating losses of $754,173 and $1,443,809 respectively. Fiscal 2003 losses included a substantial increase in revenues to $757,537 (2003) from $342,188 (2002). The increase in revenues can be attributed to an increase in sales of functional food premixes to $498,615 during fiscal 2003 as compared to sales of $26,675 in fiscal 2002. Associated costs of goods sold relating to functional premix sales increased from $13,755 (2002) to $313,525 (2003). Oil and gas sales and expenses decreased during the comparative periods and reflect three months of operations (as compared to 12 months of operations in fiscal 2002), prior to the Company's disposition of the majority of the producing oil and gas leases in May 2003. As a result, revenues decreased from $77,354 in fiscal 2002 to $30,583 in fiscal 2003. Operating costs were also reduced from $78,047 (2002) to $25,839 (2003). Rental income remained relatively constant over the two years ended 2003 and 2002 at $221,089 (2003) and $244,159 (2002), respectively. The Company is actively pursuing additional leases to return the commercial building at 335-25th St. S.E., to full occupancy in the hopes of closing a sale of the property in May 2004. Legal fees increased substantially to $230,942 (2003) from $101,247 (2002) due to litigation with certain shareholders of FACT Group. There was a substantial decrease in consulting fees (consulting fees and services settled by the issue of shares) from $740,425 (2002) to $352,306 (2003) as a result of the termination of several consultants to FACT Group due to the litigation. Associated administrative expenses remained relatively constant over the comparative periods, from $472,340 (2002) (cash expenses and expenses settled by the issuance of shares) to $441,304 (2003).

In fiscal 2003 there was a non-recurring, non-operating expense totaling $48,191 compared to $287,490 for fiscal 2002 reflecting a decline in the value of assets held by a private corporation in which the Company holds an interest.

Other income and expenses reflect a substantial increase in interest expenses from $192,952 (2002) to $369,778 (2003). Interest expenses and fees increased in 2003 as the Company obtained funds to meet the shortfall from its operations through conventional mortgages and loans from private investors. Fiscal 2002 expenses also include a loan fee incurred of $39,093. There was no similar expense incurred during fiscal 2003. Other income increased substantially during the comparative periods due to receipt of a non-refundable deposit of $35,815 with respect to a purchase agreement for the sale of one of the Company's commercial properties, which did not close during fiscal 2003. With respect to the disposal of substantially all of the Company's operating oil and gas assets in fiscal 2003, the Company recorded a gain of $27,803 in fiscal 2003, as compared to a loss of $4,650 in fiscal 2002.

Net losses for the two completed fiscal years were $1,004,274 (2003) and $1,632,272 (2002) respectively,

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of December 31, 2003, the Company had negative working capital of $1,259,137 and Stockholders' Equity of $146,790 compared with negative working capital of $1,005,451 and Stockholders' Equity of $223,981 as of December 31, 2002. The Company's working capital has been decreased as a result of the accumulation to current liabilities of additional short term loans. Stockholders' Equity declined predominantly as a result of the operating losses for the year. Additionally, the Company was unable to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements.

Liquidity

The Company anticipates it will require approximately $500,000 over the next twelve months to fully implement its existing business plan, which includes significant marketing efforts, the continued development and refinement of functional food formulations and products, a consumer awareness and public relations campaign, concepts for development, manufacturing and distribution of a line of our own master brand food products via the internet, expanded management resources and support staff, and other day to day operational activities. The Company may require additional funds over the next three years to assist in realizing its goals should it not achieve anticipated bench marks over the 2004, 2005 and 2006 fiscal years. The amount and timing of additional funds required can not be definitively stated as at the date of this report and will be dependent on a variety of factors. As of the filing of this report, the Company has been successful in raising funds required to meet our existing revenue shortfall for the funding of our operations. Funds have been raised through private loans, equity financing and conventional bank debt. The Company anticipates revenues generated from its functional food business will greatly reduce the requirement for additional funding; however, we can not be certain the Company will be successful in achieving revenues from those operations. Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Sources of Working Capital

During 2003 the Company's primary sources of working capital have come from revenues generated from our functional foods business, the sale of our certain of our oil and gas properties, revenues generated by our commercial rental properties and the net proceeds from:

- $529,264 in the form of private and institutional loans bearing interest at various rates;

- $89,400 from sales of common stock; and,

- $111,923 from the disposal of substantially all of our operating oil and gas assets

As noted above, the Company is actively pursuing the divestiture of its real estate and completion of a spin-off of its operational subsidiary, Capital Canada, as well as the liquidation of all marketable and non-marketable securities.

On March 6, 2003 the Company announced the pending distribution of all of the issued and outstanding shares of its wholly owned subsidiary, Capital Canada, to the existing shareholders of the Company on the basis of one (1) share of Capital Canada for every five (5) shares of the Company. Holders of the Company's Class C common stock do not have the right to participate in this distribution. As of December 31, 2003 Capital Canada is in debt to the Company in the amount of $664,288, the repayment of which amount, and any subsequent amounts to the date of the spin-off, will be recorded as account receivable on the balance sheet of the Company, repayment of which will be negotiated by the Boards of the Company and Capital Canada, once Capital Canada has an independent Board of Directors in place. The Company anticipated this transaction would close during fiscal 2003, however as at the date of this report the transaction still remains subject to SEC approval of the 20-F registration statement. Should the registration statement not be deemed effect by May 30, 2004, the Company has determined to divest itself of Capital Canada to its shareholders and repayment terms for the amount due can be finalized at that time. The Company will look to establish the most aggressive repayment plan available during negotiation with Capital Canada's independent Board. Additionally, concurrent with the spin off of Capital Canada, the Company will lose certain incremental income from two real estate leases entered into between Capital Canada and two third parties, which income is currently realized through consolidation of Capital Canada's operations for purposes of FACT's financial reporting. The Company does not expect this loss in incremental income to greatly impact its financial position.

Material Commitments for Capital Expenditures

Pursuant to a settlement agreement entered into between FACT LLC and Steven Schechter, Jennifer Flynn and Steven Capidocasa, FACT Group has an obligation to pay a total of $2,000,000 in royalty payments over 10 years and the amount of up to $233,333 in salary compensation to Flynn and Schechter.

ITEM 7. FINANCIAL STATEMENTS

FACT CORPORATION

FINANCIAL STATEMENTS

AS AT THE FISCAL YEARS ENDED DECEMBER 31, 2003 AND 2002

with

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

INDEX TO FINANCIAL STATEMENTS

FACT CORPORATION

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Page

Report of Independent Certified Public Accountants	F-2

Financial Statements:

Consolidated Balance Sheets	F-3 to F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Cash Flows	F-6 to F-7

Consolidated Statement of Stockholders' Equity	F-8 to F-9

Notes to Financial Statements	F-10 to F-23

Supplemental Information	F-24 to F-26

Independent Accountants' Report

Board of Directors

Fact Corporation

We have audited the accompanying consolidated balance sheets of Fact Corporation as of December 31, 2003 and December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fact Corporation as of December 31, 2003 and December 31, 2002 and the consolidated results of its operations, stockholders' equity, and its cash flows for the years ended December 31, 2003 and December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has limited working capital and continued operating losses, which raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Miller and McCollom

MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033

April 12, 2004

FACT CORPORATION Consolidated Balance Sheets
	December 31,
	2003	2002
ASSETS
Current Assets
Cash	53,273	26,744
Inventory	58,288	3,620
Accounts receivable	119,308	39,446
Accounts receivable (related party)	-	29,351
Prepaid expenses and deposits	26,512	257,762
Total Current Assets	257,381	356,923

Investment in Texas T Companies	80,080	105,386
Investment in Terra Nostra Resources Limited	-	10
Investment in Australian Oil and Gas	13,521	-

Property and Equipment
Intellectual property	2,770,678	2,540,000
Oil & gas leases (net of accumulated depletion of $0 for 2003 and $30,702 for 2002) Full Cost Method	10,026	76,919
Real Property (net of accumulated depreciation of $254,609 in 2003 and $140,068 in 2002)	2,633,771	2,227,970
Office equipment and computers (net of accumulated depreciation of $12,626 for 2003 and $6,421 in 2002)	12,988	18,722
Total Property and Equipment	5,427,463	4,863,611

Total Assets	5,778,445	5,325,930

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	340,307	332,883
Accounts payable (related parties)	256,157	230,325
Loans payable (related parties)	4,635	215,403
Loan payable	727,210	375,681
Current portion of long-term debt and acquisition cost	188,209	208,082
Total Current Liabilities	1,516,518	1,362,374

Long Term Liabilities
Acquisition cost payable	2,060,228	1,849,790
Future site restoration	3,067	1,640
Loans payable (related parties)	654,164	678,796
Long-term debt	1,397,678	1,209,349
Total Liabilities	5,631,655	5,101,949
Commitments and contingencies

The accompanying notes are an integral part of these audited financial statements.

FACT CORPORATION Consolidated Balance Sheets
	December 31,
	2003	2002
Stockholders' Equity
Class A Common Stock - authorized 100,000,000 shares of no par value; 4,652,337 issued and outstanding as at December 31, 2003 and 1,958,960 at December 31, 2002	7,807,855	6,708,630
Class C Common Stock - authorized 2,000,000 shares of no par value; 2,000,000 issued and outstanding as at December 30, 2002 and 2001	540,000	540,000
Class A Common stock warrants	54,638	338,498
Accumulated deficit	(8,195,307)	(7,191,033)
Accumulated other comprehensive (loss)	(60,396)	(172,114)
Total Stockholders' Equity	146,790	223,981
Total Liabilities and Stockholders' Equity	5,778,445	5,325,930

The accompanying notes are an integral part of these audited financial statements.

FACT CORPORATION Consolidated Statements of Operations
	2003	2002
Revenues
Petroleum & natural gas (net of royalties)	30,583	77,354
Functional food premix	498,615	20,675
Consulting income	7,250	-
Rental income	221,089	244,159
	757,537	342,188
Costs and Expenses
Petroleum & natural gas related cost (including depletion)	22,652	78,047
Functional food premix	313,525	13,755
Legal	230,942	101,247
Consulting fees	62,152	599.098
Consulting fees/services settled by the issue of shares	290,154	141,327
Depreciation and amortization	84,034	92,692
Other Administrative expenses	441,304	356,740
Other Administrative expenses settled by the issue of shares	-	115,600
Write down of bad debt	18,755	-
Equity in loss of Texas T Petroleum Ltd	48,191	287,490
	1,511,709	1,785,997
(Loss) from operations	(754,173)	(1,443,809)

Other income and expenses
Other Income	35,815	1,912
Interest income	56,058	46,320
Interest expense	(369,778)	(192,952)
Loan fee settled by the issue of shares	-	(39,093)
Gain on disposal of oil and gas property	27,803	(4,650)
	(250,102)	(188,463)
Provision for income taxes	3/4	3/4
Net (Loss)	(1,004,274)	(1,632,272)

Net (Loss) per Common Share	(0.37)	(0.90)

Weighted Average Number of Common Shares Used in Calculation	2,735,542	1,808,510

Other comprehensive income
Net loss	(1,004,274)	(1,632,272)
Foreign currency translation adjustment	89,584	4,102
Unrealized profit (loss) on marketable securities	22,134	(59,850)
Total other comprehensive income	(1,115,992)	(1,688,020)

The accompanying notes are an integral part of these audited financial statements.

FACT CORPORATION Consolidated Statements of Cash Flows
	December 31,
	2003	2002
Cash From Operating Activities:
Net (loss)	(1,004,274)	(1,632,272)
Reconciling adjustments
Depreciation, depletion and amortization	97,966	124,469
Gain (loss) disposal of assets	(27,804)	4,650
Write down bad debt	18,755	-
Equity in Texas T Petroleum Ltd	48,191	287,490
Debt recovery	(1,801)	-
Issuance of shares for settlement of services	229,688	296,020
Services paid by issuance of stock option	8,135	-
Issuance of shares for acquisition of property	2,800	-
Drilling expenditures	(6,959)	-
Changes in operating assets and liabilities
Accounts receivable	(57,046)	(30,219)
Prepaid expenses and deposits	233,928	(3,771)
Inventory	(54,668)	(3,620)
Accounts payable and accrued expenses	48,645	310.987
Net Cash Flows From Operating Activities	(464,444)	(646,266)

Cash From Investing Activities:
Acquisition of property and equipment	-	(35,872)
Proceeds from disposal of equipment/property	111,923	6,370
Acquisition of intellectual property	(230,678)	-
Proceeds from (payments to) loans receivable	-	25,000
Net Cash Flows From Investing Activities	(118,755)	(4,482)

Cash From Financing Activities:
Loan proceeds	529,264	696,147
Repayment of long term debt	(70,345)	(57,413)
Reduction to loans payable	(77,583)	-
Repayment of related party loans	(15,563)	-
Acquisition cost payable	172,938	-
Sales of common stock (net of offering costs)	89,400	1,275
Capital contribution by an officer	17,436	16,691
Net Cash Flows From Financing Activities	645,547	656,700

Foreign currency translation adjustment	(35,819)	(9,798)

Net change in cash and cash equivalents	26,529	(3,846)
Cash at beginning of period	26,744	30,590
Cash at end of period	53,273	26,744

Supplemental disclosure of cash flow information:
Interest paid	369,778	192,952
Income taxes paid	-	-
Non-cash investing and financing transactions:
Loans payable settled by offset with loans receivable	-	153,756
Loans settled by the issuance of common stock	406,831	-
Accounts payable settled by the issuance of common stock	52,331	-

The accompanying notes are an integral part of these audited financial statements.

F-6 to F-7
FACT CORPORATION Consolidated Statements of Shareholders' Equity For the Years ended December 31, 2003 and 2002
	Class A Common Stock		Class C Common Stock		Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2001	1,729,616	6,217,571	2,000,000	540,000	437,856	338,039	(5,558,761)	(116,366)	1,420,483
Sale of common stock	425	816	3/4	3/4	425	459	3/4	3/4	1,275
Issue of shares for services	249,106	497,777	3/4	3/4	3/4	3/4	3/4	3/4	497,777
Capital Contribution by Officer	3/4	16,691	3/4	3/4	3/4	3/4	3/4	3/4	16,691
Net Loss for the period	3/4	3/4	3/4	3/4	3/4	3/4	(1,632,272)	3/4	(1,632,272)
Foreign currency translation adjustment	3/4	3/4	3/4	3/4	3/4	3/4	3/4	4,102	4,102
Unrealized loss on marketable securities	3/4	3/4	3/4	3/4	3/4	3/4	3/4	(59,850)	(59,850)
Elimination of shares of FACT Corporation held by Texas T Petroleum Ltd	(20,187)	(24,225)	3/4	3/4	3/4	3/4	3/4	3/4	(24,225)
Balance at December 31, 2002	1,958,960	$6,708,630	2,000,000	$540,000	438,281	$338,498	$(7,191,033)	$(172,114)	$223,981
Issue of shares to settle accounts payable	193,819	52,331	3/4	3/4	3/4	3/4	3/4	3/4	52,331
Issue of shares to retire loans payable	1,506,781	406,831	3/4	3/4	3/4	3/4	3/4	3/4	406,831

The accompanying notes are an integral part of these audited financial statements. F-8 FACT CORPORATION Consolidated Statements of Shareholders' Equity For the Years ended December 31, 2003 and 2002
	Class A Common Stock		Class C Common Stock		Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Issue of shares for services	614,559	229,688	3/4	3/4	3/4	3/4	3/4	3/4	229,688
Issue of shares for acquisition	10,000	2,800	3/4	3/4	3/4	3/4	3/4	3/4	2,800
Capital Contribution by Officer	3/4	17,436	3/4	3/4	3/4	3/4	3/4	3/4	17,436
Stock issuances related to private placements	368,218	50,623	3/4	3/4	368,218	38,777	3/4	3/4	89,400
Issue of option for services	3/4	8,135	3/4	3/4	3/4	3/4	3/4	3/4	8,135
Elimination of shares of FACT Corporation held by Texas T Petroleum Ltd.	3/4	8,744	3/4	3/4	3/4	3/4	3/4	3/4	8,744
Foreign currency translation adjustment	3/4	3/4	3/4	3/4	3/4	3/4	3/4	89,584	89,584
Unrealized gain on marketable securities	3/4	3/4	3/4	3/4	3/4	3/4	3/4	22,134	22,134
Cancellation/expiry of warrants		322,637	3/4	3/4	(424,523)	(322,637)	3/4	3/4	3/4
Net loss for the period	3/4	3/4	3/4	3/4	3/4	3/4	(1,004,274)	3/4	(1,004,274)
Balance at December 31, 2003	4,652,337	7,807,855	2,000,000	540,000	381,976	54,638	(8,195,307)	(60,396)	146,790

The accompanying notes are an integral part of these audited financial statements.

FACT Corporation
Notes to Financial Statements
Years Ended December 31, 2003 and 2002

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

On November 7, 2001 the Company entered into a Share Exchange Agreement with the shareholders of Food and Culinary Technology Group Inc. ("FACT"), a Nevada corporation, whereby all of the issued and outstanding shares of FACT were exchanged for 2,000,000 shares of the Company's Class C common stock. (Note 2)

On February 8, 2002, the Company changed its name to FACT Corporation.

On July 23, 2002 the Company formed a wholly owned subsidiary, Wall Street Real Estate Limited ("WSRE"), an Alberta corporation. WSRE purchased from the Company, certain commercial real estate located at 1528-1530 9th Avenue S.E., Calgary, Alberta, Canada.

As of December 31, 2003, the Company has four wholly owned subsidiaries, Capital Canada, Wall Street Investments Corporation (WSIC) (dormant Colorado corporation), FACT and WSRE. FACT Products Inc. (formerly FACT Bread Company Inc.), a Nevada corporation, was incorporated in November 2001 and is a wholly owned subsidiary of FACT.

Operations

Real Property The Company owns three real properties located in the City of Calgary; two of which are commercial buildings and the other is residential. The commercial properties are held for production of rental income and the residential property is held subject to a consulting agreement (Note 16). These activities currently produce annual revenues for the Company.

Oil and Gas Activities During the year, the Company disposed of its oil and gas assets located in Alberta, Canada. The Company currently owns interests in development leases located in Colorado and Montana, United States.

Functional Food Business The Company entered the functional food industry in November 2001 with the acquisition of FACT. During the year ended December 31, 2002 the Company commenced sales of its functional food formulations. The majority of revenues for the current fiscal year were derived from these ongoing operations in the food industry. The Company continues to pursue further commercial supply and licensing contracts for its existing line of functional food formulations, premixes and products.

Use of Estimates in the preparation of the financial statements

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Consolidation

The consolidated financial statements for 2003 and 2002 include the Company and its wholly owned subsidiaries, Capital Canada, WSIC, FACT, WSRE and FACT Products Inc. All significant inter-company accounts and transactions have been eliminated.

Substantially all of the Company's exploration and development activities related to oil and gas are conducted jointly with others and accordingly the consolidated financial statements reflect only the Company's proportionate ownership interest in such activities.

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

Currency

The functional currency of the Company's Canadian subsidiaries is the Canadian dollar. The functional currency of FACT and FACT Products Inc. is the United States Dollar. The Company translates amounts into United States dollars using the current rate method. Under this method, assets and liabilities are translated to United States dollars at current exchange rates and income statement accounts are translated at the average rates prevailing during the period. Related translation adjustments are reported as other comprehensive income, a component of stockholders' equity.

(Loss) Per Share

(Loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares (including both Class A and c) outstanding during the year. Fully diluted earnings per share are not presented because they are anti-dilutive.

Inventory

The company's inventory consists of functional premix food products and is valued at the lesser of cost or net realizable value using the average cost method.

Fair Value of Financial Instruments

Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), Disclosure About Fair Value of Financial Instruments. SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's accounts receivable, prepaid expenses and other current expenses, and the current portions of notes payable approximate their estimated fair values due to their short-term maturities. The fair market value of long term debt can not be determined due to a lack of comparability of similar market instruments.

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

Revenue recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured. Revenue for food products is recognized when the Company has concluded arrangements with customers and the product is shipped. The Company has not experienced any material expense in satisfying warranties and returns. Rental income from real estate properties is recognized on a monthly basis in accordance with lease provisions unless the Company determines that collection is unlikely. The Company recognizes oil and gas sales upon delivery to the purchaser using the sales method.

Other

The Company has selected December 31 as its year-end.

The Company expenses advertising costs as incurred and the total amounts for 2003 and 2002 were minimal.

The Company paid no dividends in 2003 or 2002.

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

The 2,000,000 shares of the Company's Class C common stock that it issued on November 20, 2001, to acquire all of the shares of FACT, are convertible into a total of 12,000,000 shares of the Company's Class A common stock. As of February 11, 2004, all of the holders of the Company's Class C common stock elected to convert all of their shares into shares of Class A common stock. As of March 31, 2004, such shares have not physically been issued by the Company's transfer agent but it is anticipated that such issuances will be completed prior to April 30, 2004.

Prior to the acquisition, FACT had entered into an agreement to acquire certain intellectual property, formulas, patent rights and other intangible assets (the "Intellectual Property") owned by F.A.C.T. Group LLC, a New Jersey limited liability company (the "LLC"), for $2,000,000 to be paid in cash pursuant to terms described herein and by the issuance of shares of FACT's common stock.

In August 2003, the Company and the member owners of LLC entered into a Settlement Agreement to resolve certain disputes and claims that had arisen between the parties. As a result, the parties agreed that the following consideration would be paid in connection with the acquisition of the Intellectual Property:

a.           Royalty payments shall be paid to the LLC calculated on the sale of bakery and pasta products at a rate of $0.05 per pound of premix sold until a total of $2,000,000 has been paid.

    FACT is obligated to make minimum royalty payments each year. In year 2004, the minimum amount of royalty payments to be paid is $35,000. For each subsequent year, the minimum amount increases by 30% Amounts for the next 10 years are as follows:

2004 - $ 35,000

2005 - $ 45,500

2006 - $ 59,150

2007 - $ 76,895

2008 - $ 99,963

2009 - $129,953

2010 - $168,938

2011 - $219,620

2012 - $285,506

Upon reaching year 10, all remaining royalties become due and payable.

c.           An additional royalty payment of $20,000 was made to the LLC in 2003.

d.            Additional consideration of $233,333 to be paid to two (2) of the LLC's member owners in monthly payments over the period of time commencing on September 1, 2003 through December 2006. Such amount will be decreased in the event that such member owners personally earn more than a certain amount in any of the stated years or if the amount of royalty payments is in excess of $150,000 in any year. The Company has recorded a liability of $227,878 to reflect the estimated future payments under this agreement and added this amount to the carrying value of the intangible asset.

Statements of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" addresses financial accounting and reporting: (1) at the date of acquisition of goodwill and intangible assets apart from goodwill acquired other than in a business combination and (2) all goodwill and intangible assets apart from goodwill subsequent to their acquisition. A principal requirement of this statement is to determine the useful lives of intangible assets and amortize or not amortize the intangible assets accordingly. Intangible assets apart from goodwill with finite lives are to be amortized over their useful lives to their residual value, if any, whereas goodwill and intangible assets apart from goodwill with indefinite lives are not to be amortized. Another principal requirement of this statement relates to impairment of intangible assets. This statement, in its entirety, became effective for the Company on January 1, 2002. Certain provisions of the statement were effective July 1, 2001 since the intangible assets were acquired after that date. Management believes that currently the intangible assets have an indefinite useful life, but expects that once significant commercial operations commence using the intangible assets, an estimated useful life will be determinable and the intangible assets will be amortized.

Note 3 - Investment in Real Properties

The following schedule provides an analysis of the Company's investment in real property as of December 31:
	2003	2002
Land	$633,614	$520,208
Buildings	1,625,014	1,330,794
Residential property	629,751	517,036
	$2,888,378	$2,368,038
Less: Accumulated depreciation	(254,609)	(140,068)
	$2,633,769	$2,227,970

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of December 31, 2003. The leases also contain provisions that allow the Company to reclaim operating costs.
Year ending December 31:
2004	173,978
2005	147,762
2006	84,188
2007	48,188
$454,116

Costs expected to be recoverable from future rental operations, including building improvements, are capitalized. Costs that can be attributable to the term of a lease are amortized over the term of the lease using the straight-line method. All other capitalized costs are amortized over their expected useful life using the straight-line method.

Note 4 - Investment in Texas T Companies (Texas T Resources, Inc and Texas T Petroleum Limited)

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

As of December 31, 2003, the Company owns 1,347,748 shares of Resources, which has been recorded at $31,242 based on the quoted market price of the stock at that date.

As of December 31, 2003, the Company owns 306,101 common shares of Petroleum valued at $48,838, after elimination of the Company's shares held by Petroleum. As an investment in a nonmarketable security, the Company accounts for this investment using the equity method.

Note 5 - Investment in Australian Oil and Gas Corporation

Australian Oil and Gas Corporation, (formerly Synergy Technologies Corporation) a former leaseholder at one of the Company's commercial properties, filed for protection under Chapter 11 of the US Bankruptcy Courts in fiscal 2002 and completed a re-organization plan in fiscal 2003. At the time of filing for bankruptcy, Australian Oil and Gas was indebted to the Company in the amount of $222,627, which amount included past due lease payments, lease rejection costs as allowable under the US Bankruptcy Act and associated legal fees.  As part of the reorganization, during fiscal 2003 the Company received cash proceeds in the amount of $5,489 and common stock in the amount of 0.862999 of one share of Australian Oil and Gas for every dollar amount of the Company's claim, amounting to 174,988 shares of the common stock of Australian Oil and Gas with a fair market value of $1,801 at the time of receipt.

As of December 31, 2003, the Company owns 174,988 shares of Australian Oil and Gas which has been recorded at $13,521 based on the quoted market price of the stock at that date.

Note 6 - Oil and Gas Activities

Sale of producing lease in Alberta, Canada:

During the year 2000, the Company and its subsidiary, Capital Canada, acquired a 5% interest in a producing oil and gas field in the Crossfield Area of Alberta, Canada that included four wells and a gathering facility. The recorded book value for this asset as at the fiscal year ended December 31, 2002 was $76,919.. On May 16, 2003, the Company's subsidiary, Capital Reserve Canada Limited, entered into an agreement with Hornet Energy Ltd., the operator, for the disposal of these producing oil and gas leases. Consideration received totaled $152,099 CDN (US$111,923), plus the forgiveness of certain outstanding operating expenses. Because the sale included all of the oil and gas properties owned by the Company, all capitalized costs (full-cost pool) were reduced to zero and the Company recorded a gain of $27,804 in respect of the sale of this asset.

Acquisition of exploration leases in Montana and a producing property in Colorado:

During fiscal 2002 the Company agreed to divest certain development leases located in Rosebud and Garfield counties, Montana to Terra Nostra Resources Ltd, a publicly traded corporation, in consideration of 40,000 shares of Terra Nostra and a commitment to drill a well on the leases during the summer of 2003. In the event Terra Nostra determined not to drill the well as agreed, then the leases would revert back to the Company and the shares of Terra Nostra would be returned. On June 10, 2003, the Company, Terra Nostra and Capital Reserve Canada Limited entered into an agreement whereby Capital Reserve Canada Limited acquired the Montana leases, and certain small producing leases in Colorado in consideration of the amount of $10,000, which Capital Canada agreed to pay to the Company. The acquisition price of $10,000 has been eliminated as an inter-company transaction.

During the year Capital Canada expended a total of $6,959 for the drilling of an exploration well and associated costs with respect to the Montana leases discussed above, which amount is capitalized on the balance sheet. The well was a dry hole, however, the information gathered from well drilled was not adequate for Capital Canada to conclude their assessment of the Montana property and the property is classified as unevaluated. Capital Canada still holds an interest in certain of the Montana leases, as well as the producing Colorado lease and will be reviewing other potential drilling opportunities on these leases. The Company has also recorded a future site allowance with respect to the Colorado leases in the amount of $3,067, in accordance with SFAS 143.

The Company has elected to follow the full cost method of accounting for its oil & gas activities. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

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

In addition, the capitalized costs are subject to a "ceiling test", which basically limits such costs to the aggregate of the "estimated present value" discounted at a 10 percent interest rate of future net revenues from proved reserves based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonment of properties are accounted for as adjustments of capitalized costs with no loss recognized.

Capitalized leasehold costs by geographic areas are as follows:
Area	December 31, 2003	December 31, 2002
Canada	$-	$76,919
United States	$10,026	-

Note 6 - Loans Payable (related parties)

Loans Payable from various related parties have the following terms at December 31:
Repayment terms	Interest rate	2002	2001
Within 12 months	10%	$-	$125,821
Within 12 months	20%	-	1,544
Demand	Bank of Canada prime + 1%		7,835
Demand	US prime + 1%		43,853
Demand	Bank of America prime +2%		21,532
Demand	10%		14,608
No terms	None	4,635	210
		$4,635	$215,403

The above loan is unsecured with no specific terms of repayment.

Loans payable to related parties included in Long Term Liabilities includes an amount due of $653,971 which is secured by the Company's commercial properties, as well as the Company's accounts receivable and investments. The loan is convertible into the Company's common stock at the rate of $1.60 until maturity, December 31, 2004. Interest on the debenture is accrued at a rate of 18% p.a., and is payable monthly on the last day of each month until maturity, at which time principal and all accrued and unpaid interest shall be due and payable. If the shares underlying the debenture are registered by the Company with the SEC in an effective registration statement and the market price of the Company's Class A Common Stock exceeds $4.00 for a ten (10) day period of time, the balance of this debenture and all accrued and unpaid interest thereon will automatically convert into shares of Class A Common Stock.

During the year, the Company issued 1,386,781shares of its Class A common stock at an average price of $0.27 per share in settlement of loans from related parties totaling $374,431.

Note 7 - Loans Payable

The Company's subsidiary, Wall Street Real Estate Ltd., has a loan of $356,987 (CDN$462,000), payable on demand with the ATB. The loan is secured by a mortgage on real estate located at 1528-1530, 9th Avenue S.E., Calgary, Alberta, Canada and bears interest at the Prime Lending rate of the ATB (4.5% as of December 31, 2003) plus 2%, payable on the last day of each month. Monthly payments total $3,014 (CDN$3,900). The loan had a balance outstanding of $339,773 as at December 31, 2003.

The Company has a loan of $386,350 (CDN$500,000) with Access Mortgage Corporation Limited which becomes due and payable on February 1, 2004. The loan is secured by a second mortgage on the real estate located at 1528-1530, 9th Avenue S.E., Calgary, Alberta, Canada and bears interest at a rate of 1.5% per month, payable on the first day of each month. The Company prepaid the interest in the total amount of $69,543 (CDN$90,000) at the time the mortgage was obtained. Presently an amount totaling $5,795 is included on the Company's balance sheet as a prepaid deposit. Subsequent to year end the Company negotiated an extension of this loan for a period of 30 days, during which time it negotiated a new mortgage with a different lender in the total amount of $397,940 (CAD$515,000). Proceeds from the new loan were used to retire the original loan in full.

During the year, the Company issued 120,000 shares of its Class A common stock at an average price of $0.27 per share in settlement of loans from unrelated parties totaling $32,400.

Note 8 - Long-Term Debt

The Company has a real estate mortgage on the commercial property located at 335 25th Street SE, Calgary, Alberta with a five year term that is amortized over 15 years at an interest rate of 8.6% with Standard Life. On September 1, 2005, the mortgage can either be repaid or renewed with the interest rate converted to the then prevailing rate. Monthly payments of principal and interest are $12,138 (CDN$15,709). As of December 31, 2003 the mortgage balance was $1,082,872 (CDN$1,401,414).

The Company assumed a variable interest rate real estate mortgage on a residential property from the ATB in the amount of $440,606 (CDN$570,217) amortized over 25 years, due and payable on May 1, 2005. On May 1, 2005, the mortgage can either be repaid or renewed with the interest rate converted to the then prevailing rate. Monthly payments of principal and interest are $3,020 (CDN$3,908). Refer to Note 16 - Consulting Agreement (Related party). As of December 31, 2003 the mortgage balance was $390,514 (CDN$505,389).

Maturities for long-term debt after December 31, 20032 are as follows:
2004	$75,708
2005	$1,325,664

Note 9 - Common stock

During the year ended December 31, 2003 the Company completed private placements with unrelated third parties of 368,218 Units, each Unit consisting of one common share and one share purchase warrant entitling the holder to purchase another common share for a period of two years from the date of issue:

Shares	Price per unit	Total $	No. of warrants	Exercise price per Warrant $

25,000	0.20	5,000	25,000	0.25
225,000	0.20	45,000	225,000	0.25
112,593	0.27	30,400	112,593	0.34
5,625	1.60	9,000	5,625	3.00

During the year ended December 31, 2003, the Company issued the following shares in settlement of certain debts to unrelated third parties:

Shares	Weighted Average Price per unit	Total $

491,812	0.39	194,403

During the year ended December 31, 2003 the Company issued shares to various related parties to settle outstanding debts for services rendered and outstanding accounts payable as follows:
Reason for share issuance	Shares	Weighted Average Price per unit	Total $

Settlement of outstanding accounts payable	171,711	0.27	46,362
Issuance of shares for debt	144,854	0.28	31,879

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

During 2001, the Company granted non-qualified stock options to directors, employees and consultants for 650,000 shares of Class A common stock. No options were issued during 2002. During 2003, the Company canceled a total of 600,000 of the options previously granted to officers, directors, employees and consultants and obtained shareholder approval for a 2003 Stock Option and Award Plan (the "Plan"). Under the 2003 Plan 1,000,000 shares may be issued to employees, officers, directors and/or consultants. On August 26, 2003 the Board of Directors set the exercise price for stock options granted under the 2003 Plan at $0.41 per share, which price represents 110% of the closing price of the Company's shares on that date.

The following is a table of outstanding options and changes during 2003 and 2002:
	Employee Options	Non-employee Options	Weighted Average Exercise Price
Options Outstanding, December 31, 2002	112,500	50,000	4.00
Options granted:			4.00
Employees	-	-	-
Non-employees	-	6,250	4.00
Options exercised	-	-	-
Options canceled	(100,000)	-	-
Subtotal	12,500	56,250	4.00

Options Outstanding, December 31, 2003	12,500	56,250	4.00

All options are immediately vested. There were no options granted under the 2003 Plan as of the date of this report.

Options granted consist of:
Year and Exercise price relative to fair value of underlying stock	Weighted average fair value at grant date	Weighted average exercise price

Year ending December 31, 2001:
Exercise price exceeds fair value:	1.40	4.00
Year ending December 31, 2002:	-	-
Year ending December 31, 2003:
Exercise price exceeds fair value:	1.52	4.00

If not previously exercised or canceled, options outstanding at December 31, 2003 will expire as follows:
	Range of Exercise			Weighted Average
	Prices		Number of	Exercise
Year Ending December 31,	High	Low	Shares	Price
2006	4.00	4.00	68,750	4.00
			68,750	4.00

The fair value of each option granted was computed using the Black-Scholes method using the following weighted-average assumptions:
	Years Ended December 31,
	2003	2002
Expected Volatility:	150%	-
Risk-free interest rate:	1.17%	-
Expected Dividends:	-	-
Expected Term in Years:	5	-

The fair value of 6,250 options granted during the year ended December 31, 2003 totals $8,135, which amount has been expensed and recorded in the Company's Statement of Shareholder's Equity.

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
	Year Ended December 31, 2003		Year Ended December 31, 2001
	As Reported	Pro forma	As Reported	Pro forma
Net loss:	1,004,274	1,004,274	1,632,272	1,632,272
Net loss per share:	(.37)	(.37)	(.90)	(.90)

Note 11 - Warrants

The Company had outstanding warrants to purchase 381,976 and 1,639,303 shares of its' Class A common stock at December 31, 2003 and 2002, respectively, at prices ranging from $0.25 to $6.00 per share.

The following schedule shows the warrants outstanding and changes made during the years ending December 31, 2003 and 2002:
	Number	Weighted Average Exercise Price

Warrants outstanding December 31, 2001	437,856	$4.08

Changes during the year 2002:
Issued	425	$6.00
Exercised	-	-
Expired	(28,455)	$4.00

Warrants outstanding December 31, 2002	409,826	$4.08

Changes during the year 2003:
Issued	368,218	$0.30
Exercised	-	-
Expired	(396,068)	$4.00

Warrants outstanding December 31, 2003	381,976	$0.43

Warrants outstanding at December 31, 2003 expire as follows:
Year	Number of shares
2004	13,758
2005	275,625
2006	92,593
381,976

Where appropriate an allocation has been made in the consolidated statements of stockholders' equity between common stock and common stock warrants to give effect to the estimated fair value of the common stock warrants.

Note 12 - Related Party Transactions

During the year ended December 31, 2002, International Securities Group Ltd., which shares a common director with the Company, provided consulting, accounting and administrative services to the Company and its subsidiaries for a fee of $35,811of which $9,868 remains unpaid. In August 2001 the Company entered into a lease agreement with International Securities Group for a total of 3,072 square feet of office space at one of the Company's commercial facilities at a rate of $6.95 per square foot, plus operating costs. During fiscal 2003 the Company invoiced lease rental payments of $39,628 which were paid in full as at December 31, 2003.

Please refer to Note 9 - Common Stock above for details on additional related party transactions.

Note 13 - Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards, No. 142 "Goodwill and Intangible Assets" (SFAS 142) were issued by the Financial Accounting Standards Board (FASB) in June 2001 and have been adopted by the Company. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and additionally, includes certain definitions of intangible assets and requires reporting separately certain intangible assets. SFAS 142 establishes new guidelines for accounting and disclosures for goodwill and other intangible assets. The application of SFAS 141 and 142 to oil and gas mineral rights held under contractual arrangements, including leases, is uncertain.

The Company has oil and gas leases in the amount of $10,026 and $76,919 at December 31, 2003 and 2002, respectively that are currently classified on the balance sheet as tangible assets. In the event that it is determined that SFAS 141 and 142 are applicable to these oil and gas mineral rights, the Company would be required to classify its oil and gas mineral rights held under lease and other contractual arrangements separately from oil and gas properties as intangible assets on our balance sheet and additional disclosures required by SFAS No 141 and No 142 relative to intangibles would be included in the notes to financial statements.

This interpretation of SFAS 141 and 142 would only affect the classification of oil and gas leases on the Company's balance sheet and would not affect total assets, net worth or cash flows. The Company's results of operations would not be affected, since these leasehold costs would continue to be amortized under existing accounting standards.

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation No. 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." It requires existing unconsolidated variable interest entities (VIE's) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. It applies immediately to VIE's created after January 31, 2003 and to VIE's in which an enterprise holds a variable interest that was acquired before February 1, 2003, the Interpretation applies for periods beginning after June 15, 2003. In December 2003, the FASB reissued Interpretation No. 46 with certain modifications and clarifications for certain VIE's. The Company has no unconsolidated VIE's and therefore its financial statements are in compliance with the requirements of Interpretation No. 46.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies the accounting guidance on certain derivative instruments and hedging activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

Note 14 - Income Taxes

As of December 31, 2003 the Company had approximately $4,438,000 of net operating loss carryover that expires between 2021 and 2023. The Company had deferred tax assets of approximately $1,455,000 relating to the net operating loss carryover. A valuation allowance has been provided for the total amount since the amounts, if any, of future revenues necessary to be able to utilize the carryover, are uncertain.

A reconciliation of income taxes computed using the statutory federal income tax compared to the effective tax rate is as follows:
	2003	2002
Federal tax computed at the expected statutory rate	(35.0)%	(35.0)%
State income tax, net of federal tax benefit	(3.0)	(3.0)
Estimated foreign income taxes	(3.6)	(3.6)
Net change in valuation allowance	41.0	41.0

Income tax expense - effective rate	00.0%	00.0%

Because of the 50% change in ownership rules of the Internal Revenue Code, certain prior net operating loss carryforwards are no longer available from periods before 2001. Carryover of net operating losses available at December 31, 2003 may be restricted due to future changes in ownership.

Note 15 - Segment reporting

The Company's operations are classified into three reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, operations, and technology strategies.

The oil & gas segment derives its revenue from the sale of oil, natural gas, and related products. The leasing segment derives its revenue from rental of real estate. The foods segment derives its income from the sale of functional food premixes, royalties received on the license of functional food formulations and product development consulting services.

There are no inter-segment sales.
	Oil & Gas	Foods	Leasing	All Other	Total

Revenue	30,583	505,865	221,089	-	757,537
Loss from operations	(8,072)	(687,419)	(659,190)	-	(1,351,681)
Interest income	-	974	55,084	-	56,058
Interest expenses	(4,951)	(65,811)	(299,016)	-	(369,778)
Depreciation & amortization	480	7,989	75,565	-	84,034
Income tax expense	-	-	-	-	-
Assets	10,026	2,770,678	2,633,771	363,970	5,778,445
Expenditure on long-lived assets	6,959	-	-	-	6,959

Note 16 - Consulting Agreement (Related party)

On April 24, 2000, the Company entered into a Consulting Agreement with its former President and a current member of its Board of Directors, Mr. W. Scott Lawler, pursuant to which Mr. Lawler agreed to relocate to Calgary, Alberta, Canada, to work at the Company's facilities in Calgary and devote more substantial time to the operations of the Company. The term of the Consulting Agreement is two (2) years, with an option on Mr. Lawler's part to extend for one (1) additional year. Upon the conclusion of the Consulting Agreement, the Company and Mr. Lawler agreed to an extension to the original agreement for a period of one (1) year. Mr. Lawler's consulting agreement calls for an annual salary of $75,000.00, with automatic salary increases of ten percent (10%) at the end of each year. In addition, under the terms of the agreement Mr. Lawler is to receive a stock option package should the Company implement a stock option plan during the term of his contract. In March 2001 the shareholders of the Company approved a stock option and award plan, and effective September 10, 2001, Mr. Lawler was granted 200,000 stock options for exercise at $1.00 per share for a period of five years from the grant date. During the current fiscal year, the 200,000 options previously granted to Mr. Lawler were canceled.

As a further inducement for Mr. Lawler to move to Calgary on the Company's behalf, the Company purchased a home for Mr. Lawler's use. The purchase price of the home was $629,750 (CDN$815,000).

The Company assumed a variable interest rate mortgage from Alberta Treasury Branches in the amount of $440,607 (CDN$570,217), amortized over 25 years, due and payable on May 1, 2005. The monthly payments of principal and interest, property taxes and all other payments are to be paid by Mr. Lawler. Title to the property is in the name of the Company. Mr. Lawler provided funds to the Company in the amount of $167,842 to pay for the down payment and all closing costs associated with the purchase in the form of a subscription for shares of Capital Reserve's common stock at the purchase price of $1.00 per share.

If and when the property is sold, the Company will receive any and all gains (and/or losses) from such sale, less the cost of any approved improvements to the property paid for by Mr. Lawler. However, Mr. Lawler has the option of acquiring title to the property (and thus all resulting gains or losses) by (a) assuming or paying off the Company's mortgage; and (b) surrendering to the Company the 167,842 shares of common stock obtained from the Company. During the year the Company completed a 4 for 1 reverse split of its common stock reducing the number of shares for surrender to 41,961. The Company recognizes the principal reduction of the mortgage based on the payments of principal made by Mr. Lawler.

Note 17- Spin-Off of Capital Canada

By the end of fiscal 2002, initial sales had commenced in FACT Group, and the Company determined there was enough merit to commence the divestiture of certain of the Company's non-core assets. As a result the Company decided to spin-off its operating oil and gas subsidiary, Capital Canada, to its shareholders, subject to the filing and approval of a 20-F registration statement with the SEC, which was first filed by Capital Canada on July 11, 2003.

Note 18 - Subsequent events

On February 5, 2004, certain terms relating to the conversion rights of the Company's Class C common stock into shares of the Company's Class A common stock were revised by amendment to the Articles of Incorporation, which was approved by holders of the Class C common stock holding a majority of the outstanding shares of such class. The amended terms allowed for the conversion of shares of Class C common stock upon the election of the holder of such shares. On February 10, 2004, all Class C holders elected to convert their 2.0 million shares of Class C common stock into 12.0 million shares of the Company's Class A common stock. Such shares were issued on April 9, 2004.

On March 17, 2004 the Company concluded negotiations of a loan in the amount of $397,940 (CDN$515,000) with Securus Financial, an unrelated third party. The loan is secured by a second mortgage on the real estate located at 335 25th Street S.E., Calgary, Alberta, Canada and bears interest at a rate of 13% per annum. Interest only payments of $4,312 (CDN $5580) per month are due and payable five business days before the last business day of each month. The Company paid a commitment fee of $11,938 (CDN $15,450) to Securus with respect to the transaction. The loan becomes due and payable on September 30, 2005. Proceeds from the loan were used to retire a former loan between the Company and Access Mortgage Corporation Limited in the amount of $386,350.

Capitalized Costs Relating to Oil and Gas Producing Activities:
	Total	U.S.	Canada
At December 31, 2002
Evaluated oil and gas properties	$674,216	$-	$657,624
Unevaluated oil and gas properties	-	-	-
	674,216	-	657,624

Less accumulated depreciation, depletion,
amortization, and impairment reserves	597,297	-	580,705
Net capitalized costs	$76,919	$-	$76,919

At December 31, 2003
Evaluated oil and gas properties
Developments costs	-	-	-
Acquisition costs	$-	$-	$-

Unevaluated oil and gas properties			-
Developments costs	$6,959	6,959	-
Acquisition costs	3,067	3,067	-

Less accumulated depreciation, depletion,
amortization, and impairment reserves	-	-	-
Net capitalized costs	$10,026	$10,026	$-

Costs Incurred in Oil and Gas Producing Activities -
	Total	U.S.	Canada
for the Year Ended December 31, 2002:
Exploration costs -
Undeveloped oil and gas properties	-	-	-
Development costs	12,621	-	12,621
Amortization rate per equivalent barrel of production	$6.86

for the Year Ended December 31, 2003:
Exploration costs -
Undeveloped oil and gas properties	6,959	6,959	-
Development costs	-	-	-
Amortization rate per equivalent barrel of production	$1.49

Results of Operations for Oil and Gas Producing Activities -
	Total	U.S.	Canada
for the Year Ended December 31, 2002:
Oil and gas sales, net of royalties	$77,354	$-	$77,354
Production costs	(47,345)	-	(47,345)
Depreciation, depletion, and amortization	(30,702)	-	(30,702)
	(693)	-	(693)
Income tax expense	-	-	-
Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$(693)	$-	$(693)

for the Year Ended December 31, 2003:
Oil and gas sales, net of royalties	$30,583	$2,847	$27,736
Production costs	(19,147)	(2,465)	(15,682)
Depreciation, depletion, and amortization	(7,693)	(3,188)	(4,505)
	4,743	(2,806)	7,549
Income tax expense	-	-	-
Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$4,743	$(2,806)	$6,549

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

	12/31/2004		12/31/2002
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved developed and undeveloped reserves -
Beginning of year	8,243	63,000	9,830	51,000
Revisions of previous estimates	-	-	235	28,240
Purchase of minerals in place	3,351	-	-	-
Production	423	3,578	1,822	16,240
Sale of Canadian pool	7,901	59,422
End of year	3,270	-	8,243	63,000

Proved developed reserves -
Beginning of year	8,243	63,000	9,830	51,000
End of year	3,270	-	8,243	63,000

Standardized Measure of Discounted Future Net Cash Flows:
Net Cash Flows at December 31, 2003 and 2002 -
	2003	2002
Net cash inflows	$10,249	$230,000
Future production costs	(5,125)	(135,000)
Future development costs	-	(4,000)
Future income tax expense	-	-
Future net cash flows	5,124	91,000
10% annual discount for estimated timing of cash flows	(762)	(9,000)

Standardized measure of discounted future net
cash flows relating to proved oil and gas reserves	$4,362	$82,000

The following reconciles the change in the standardized measure of discounted future net cash flow:
Net Cash Flows at December 31, 2003 and 2002 -
	2003	2002
Beginning of year	$82,000	$95,000
Sales of oil and gas produced, net of production costs	(12,435)	(48,000)
Sale of Canadian pool	(69,946)
Purchase of minerals in place	3,981	-
Net change in prices and production costs	-	(40,000)
Development costs incurred during the year which were previously estimated	-	-
Revisions of previous quantity estimates	-	62,000
Accretion of discount	-	4,000
Net change in income taxes	-	-
Other	762	9,000
End of year	$4,362	$82,000

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

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

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President and our acting Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names and ages of all directors and executive officers of FACT as of the date of this report, indicating all positions and offices with FACT and its subsidiaries held by each such person:
NAME	AGE	POSITION
Jacqueline Danforth	32

President, Secretary, Treasurer and Director of FACT Corporation, Secretary-Treasurer and Director of Food and Culinary Technology Group Inc., Secretary-Treasurer and Director of FACT Products Inc., President and Director of Wall Street Investment Corp., President, Secretary, Treasurer and a Director of Wall Street Real Estate Ltd.

W. Scott Lawler	42

Director of FACT Corporation, Director of Capital Reserve Canada Limited, Director of Food and Culinary Technology Group Inc., Director of FACT Products Inc., Secretary and Director of Wall Street Investment Corp.. and a Director of Wall Street Real Estate Ltd.

Paul Litwack	49	Director of FACT Corporation, Director of Food and Culinary Technology Group, Inc.
Dr. Brian Raines	66	Director of FACT Corporation

The Company's directors are elected by the holders of FACT's common stock. Cumulative voting for directors is not permitted. The management group of the Company gave notice of and held the last Shareholders' Annual Meeting on July 17, 2003. The term of office of directors of FACT ends at the next annual meeting of FACT's shareholders or when their successors are elected and qualified. The annual meeting of shareholders is specified in FACT's bylaws to be held within six months from the Company's fiscal year end or within 15 months from the date of the last annual meeting. The term of office of each officer of FACT ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his successor is elected and qualifies. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of FACT.

JACQUELINE R. DANFORTH, Ms. Danforth has been a member of the Board of Directors and the President of FACT Corporation since August 7, 2001. Ms. Danforth has been a director and Secretary-Treasurer of Food and Culinary Technology Group Inc. since its acquisition by the Company, November 7, 2001, and President since July 22, 2002. Ms. Danforth was also named Secretary-Treasurer and appointed to the Board of Directors of FACT Products Inc. on November 5, 2001, and has been President and a director of Wall Street Investment Corp since its re-instatement November 15, 2001. Ms. Danforth became the President, Secretary and Treasurer, as well as a director of Wall Street Real Estate Ltd. upon its incorporation on July 23, 2002. Ms. Danforth has spent the past several years in the employ of publicly traded companies providing management, administrative and accounting services. She was the Secretary, Treasurer and a member of the Board of Directors of Synergy Technologies Corporation from December 1997 to June 2001. During her tenure at Synergy Technologies, Ms. Danforth was a member of Synergy's Audit Committee; a director of Carbon Resources Ltd., a director of SynGen Technologies Limited, and a director of Lanisco Holdings Limited. Ms. Danforth also currently serves on the board of directors of Texas T Resources Inc., a publicly traded Alberta corporation and on the board of directors of its subsidiary, Texas T Petroleum Ltd. Ms. Danforth also serves on the Board of Directors and is the President of Templar Resources Corporation, a publicly traded British Columbia corporation. She is the President and sole director of Argonaut Management Group, Inc., a private consulting company.

W. SCOTT LAWLER, Mr. Lawler became a director of FACT Corporation on November 1, 1999 and served as President of FACT from November 1, 1999 to August 7, 2001, a director of Capital Reserve Canada Limited since its inception on December 8, 1999, a Director of Wall Street Investment Corp since November 1, 1999, a Director of Food and Culinary Technology Group Inc. since August 15, 2001, and a director of FACT Products Inc. since November 5, 2001. Mr Lawler has served as the sole officer and director of Acrongenomics, Inc. a public reporting company since February 2, 2004. Mr. Lawler is an attorney and is admitted in the States of California and Utah. Mr. Lawler received a Bachelor's Degree in business management in 1984 from Brigham Young University and his Juris Doctorate degree from U.S.C. Law Center in 1988. Mr. Lawler was admitted to the California State Bar in 1988 and the Utah State Bar in 1995. Mr. Lawler has been the principal of Lawler & Associates, specializing in corporate and securities matters, since 1995. Mr. Lawler is currently the President and sole shareholder of International Securities Group, Inc., a private consulting company.

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

None of our executive officers or directors have been involved in any bankruptcy proceedings within the last five years, been convicted in or has pending any criminal proceeding, been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or been found to have violated any federal, state or provincial securities or commodities laws.

Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:
Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Jacqueline Danforth	President and Member of the Board of Directors	N/A	N/A	N/A
W. Scott Lawler	Member of the Board of Directors	N/A	N/A	N/A
Dr. Brian Raines	Member of the Board of Directors	Late/1	Late/1	N/A
Paul Litwack	Member of the Board of Directors	Late/1	N/A	N/A

As of the date of this report, the Company has not adopted a code of ethics that applies to is principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company had intended to prepare such a code of ethics and present it to its Board of Directors for adoption during the second quarter of fiscal year 2003, however while it prepared plans for review, it did not complete the planned adoption of a code of ethics. The Company has target the second quarter of fiscal year 2004 to review and finalize the adoption of a code of ethics. Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the year ending December 31, 2004 and post it on its website.

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

There were no stock options granted to officers or directors of the Company during the fiscal year ended December 31, 2003.
ANNUAL COMPENSATION					LONG TERM COMPENSATION
					AWARDS		PAYOUTS
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen-sation	Restricted Stock Awards	Securities Under-lying Options/ SARS	LTIP Pay-outs	All Other Compen-sation
Jacqueline Danforth, President	2003	$82,500(1)	-0-	-0-	-0-	-0-	-0-	-0-
Jacqueline Danforth, President	2002	$82,500(1)	-0-	-0-	-0-	50,000	-0-	-0-
W. Scott Lawler, President	2001	$80,000(2)	-0-	-0-	-0-	-0-	-0-	-0-

(1) For 2003, Ms. Danforth received payments of $17,500 and the balance of 65,000 was accrued. For 2002, the balance of $82,500 was accrued. The balances due will be paid at the direction of the Board of Directors. Ms. Danforth was granted 50,000 incentive stock options on September 10, 2001. These options were cancelled during 2003.

  Mr. Lawler received cash compensation for his services in fiscal years ended 2001 pursuant to a consulting contract.

The Company does not pay non-officer directors for their services as such, nor does it pay any director's fees for attendance at meetings. Directors are reimbursed for any expenses incurred by them in their performance as directors.

OPTIONS

STOCK OPTION AND STOCK AWARD PLANS

At the Company's Annual Shareholders Meeting held on July 17, 2003, the shareholders approved a new stock option plan whereby employees, officers, directors and/or consultants of the Company may be compensated through the granting of stock options and stock awards; the plan will be for such number of shares that is equal to twenty percent (20%) of the Company's total issued and outstanding shares as at the time that the Company adopts a formal written plan but no more than 1,000,000 Class A common shares; directors will be eligible for no more than 25% of the shares authorized under the plan and executive officers will be eligible for no more than 25% of the shares authorized under the plan. On August 26, 2003 the Board of Directors set the exercise price for stock options granted under the 2003 Plan at $0.41 per share, which price represents 110% of the closing price of the Company's shares on that date. As of the date of this financial statement, no securities have been issued under this plan.

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of April 14, 2004, with respect to the beneficial ownership of FACT's common stock by each person known by FACT to be the beneficial owner of more than 5% of the outstanding common stock and the outstanding preferred stock, by each of FACT's officers and directors, and by the officers and directors of FACT as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Class A Common	W. Scott Lawler, director of FACT Corporation, director of Capital Reserve Canada Limited, director of Food and Culinary Technology Group, Inc., director of FACT Products Inc., Director of Wall Street Real Estate Ltd. and Secretary and a director of Wall Street Investment Corp. c/o 1530-9th Ave S.E. Calgary, Alberta, Canada T2G OT7	168,530 Class A common shares held directly 5,200,000 Class A common shares held in the name of International Securities Group Inc.(2)	32.1%
Class A Common	Jacqueline R. Danforth, President, Secretary, Treasurer and director of FACT Corporation; President, director and Secretary of Food and Culinary Technology Group, Inc., director of FACT Products Inc., President, Secretary, Treasurer and director of Wall Street Real Estate Ltd. and President and director of Wall Street Investment Corp (9) 821 Hwy 33, Freehold, N.J.	118,410 Class A common shares directly and 300,369 shares are held indirectly in the name of Argonaut Management Group Inc. (3)	2.5%
Class A Common	Dr. Brian Raines, director of FACT Corporation (4)	960,000 Class A common shares held in the name of Food Information Services Inc. (5)	5.7%
Class A Common	Paul Litwack, director of FACT Corporation and Food and Culinary Technology Group Inc. (6)	360,000 Class A common shares(8)	2.1%
Class A Common	All Officers and Directors as a group	7,107,309 Class A Common shares	42.4%
Class A Common	TM American Holdings Limited(7) Sun Tower Suite 430 1550 Bedford Highway, Bedford, Nova Scotia B4A 1E6	960,000 Class A common shares	5.7%
Class A Common	Daniel Koyich 1451 Acadia Dr.S.E., Calgary, AB T2J 5B1	1,000,000 Class A common shares	6.0%
Class A Common	Thomas Ringoir R.R. Site 32, Box 2, Calgary, Alberta T3Z 3K	1,000,000 Class A common shares	6.0%

Class A Common	Trust Shares International Securities Group Inc. (10) c/o 1530-9th Ave S.E., Calgary, Alberta T2G 0T7	2,520,000 Class A common shares(11)	15.0%

(1)Based on 16,745,117 shares of Class A common stock outstanding.
(2) Mr. Lawler is the beneficial owner of International Securities Group Inc.
(3) Ms. Danforth is the beneficial owner of Argonaut Management Group Inc.
(4) Dr. Raines will receive incentive stock options for 100,000 shares under the Company's 2003 Stock Option and Stock Award Plan. The stock options have not yet been issued.
(5) Food Information Services Inc. is a Florida corporation owned by Dr. Raines.
(6) Mr. Litwack will receive incentive stock options for 100,000 shares under the Company's 2003 Stock Option and Stock Award Plan. The stock options have not yet been issued.
(7) The beneficial owner of TM American Holdings Limited is Thomas Murdoch.
(8) These shares are to be transferred to Mr. Litwack from the trust shares held by International Securities Group Inc. as described below in item 10.
(10) These shares are held in a trust account with International Securities Group Inc. ("ISG") a company of which W. Scott Lawler is the sole officer and director and shareholder. ISG and Mr. Lawler disclaim any beneficial ownership of these shares which were placed in trust to be distributed by ISG to those parties who shall be determined to have provided or to provide ongoing services to the Company or FACT Group as recommended by the Board of Directors of Corp and approved by ISG.

CHANGES OF CONTROL

The Company entered into a Fourth Amendment to the Share Exchange and an Amended and Restated Shareholders Agreement on February 2, 2004 with shareholders of its Class C common stock. The purpose of these amendments was to amend the terms of the conversion of the Class C common shares into Class A common shares. As a result of these amendments, the Class A common stock has been converted into 12,000,000 shares of Class A common stock. Under the terms of the Amended and Restated Shareholders Agreement (the "Agreement") Blue Hole Holdings and Investments Ltd. was granted an option to acquire up to 4,800,000 Class A common shares from certain of the shareholders who were a party to the Agreement for a period of three years from February 2, 2004. The exercise of the option could cause a change in control of the Company if all 4,800,000 shares are exercised, as they would represent 28.7% percent of the present 16, 745,117 shares issued and outstanding as of the date of this filing. The sole officer and director of Blue Hole Holdings and Investments Ltd. is Mark Hulse.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended December 31, 2001 Ultimate Resort Destinations Inc., a Nevada corporation which at the time shared a common officer and director with the Company, Ms. Jacqueline Danforth, provided funds totaling $211,115 in the form of a mortgage to the Company in respect of renovations made to certain of the Company's real property. The mortgage accrued interest at the rate of 10% per annum, expiring April 11, 2002. This holder released the property from the mortgage thereafter, and the balance due was converted to a Secured Convertible Debenture on December 31, 2002, along with other amounts loaned to the Company up to that date. The Secured Convertible Debenture is in the total amount of $650,000. As part of this agreement, the Company issued to Ultimate 26,813 restricted shares of its Class A Common Stock. For purposes of financial reporting the shares were valued at the 10 day average trading price of the Company's shares, or $1.458, for a total of $39,093. The Secured Convertible Debenture accrues interest at the rate of eighteen percent (18%) per annum and matures on December 31, 2004. Payments of accrued interest are due and payable on the last day of each month, up to maturity, at which point principal and any accrued but unpaid interest is due and payable. The principal amount of this debenture is convertible into shares of the Company's Class A Common Stock at a conversion price of $1.60 per share. If the shares underlying the debenture are registered by the Company with the SEC in an effective registration statement and the market price of the Company's Class A Common Stock exceeds $4.00 for ten (10) consecutive trading days, the balance of this debenture and all accrued and unpaid interest thereon will automatically convert into shares of Class A Common Stock. As at the date of this report, the sole director and officer of Ultimate Destinations Inc. is Mr. Clifford Larry Winsor who is Ms. Danforth's stepfather.

On September 8, 2003, the Company issued 154,464 Class A common shares to Caroline Winsor for services rendered. The shares were issued under the Company's 2001 stock option and stock award plan. On September 15, 2003, the Company issued 111,111 Class A common shares for services rendered to Ms. Winsor. Ms. Winsor is Ms. Danforth's mother.

On September 8, 2003, the Company issued 26,784 Class A common shares to Clifford Larry Winsor for services rendered. The shares were issued under the Company's 2001 stock option and stock award plan. On September 15, 2003 the Company issued a total of 105,791 shares to Mr. Winsor in repayment of certain loans. On December 31, 2003, the Company issued 83,219 Class A common shares to Mr. Winsor in repayment of certain loans. Mr. Winsor is Ms. Danforth's stepfather.

On September 15, 2003, the Company issued 112,231 Class A common shares to International Securities Group Inc. for outstanding accounts payable. Mr. W. Scott Lawler is the sole shareholder of International Securities Group Inc.

On September 15, 2003, the Company issued 158,596 Class A common shares to Argonaut Management Group Inc. in settlement of certain loans made to the Company and on September 30, 2003 the Company issued a total of 59480 shares for accounts payable and 5,001 shares for services to Argonaut Management Group Inc. Ms. Danforth is the sole shareholder of Argonaut Management Group Inc.

On September 15, 2003, the Company issued 373,974 Class A common shares to Stone Canyon Resources Ltd. in settlement of certain loans made to the Company. Ms. Winsor, who is Ms. Danforth's mother, is the sole officer and director of Stone Canyon Resources Ltd. Ms. Winsor disclaims beneficial ownership to any of these shares, as she is not a shareholder of Stone Canyon Resources Ltd.

On September 15, 2003, the Company issued 118,160 Class A common shares to Jacqueline Danforth in repayment of certain loans made to the Company.

On September 15, 2003, the Company issued 55,161 Class A common shares to Caribbean Overseas Investments Ltd. in settlement of certain loans made to the Company. Mr. Winsor, who is Ms. Danforth's stepfather, is the beneficial owner of Caribbean Overseas Investments Ltd.

On September 15, 2003, the Company issued 113,069 Class A common shares to W. Scott Lawler for services rendered.

On September 15, 2003 the Company issued 10,685 Class A common shares to Buccaneer Recoveries Ltd. in settlement of certain loans made to the Company. Mr. Winsor, who is Ms. Danforth's stepfather, is the beneficial owner of Buccaneer Recoveries Ltd.

On September 30, 2003, the Company issued 326,090 Class A common shares to Ultimate Resort Destinations Inc. in partial settlement of the convertible debenture held by Ultimate. Mr. Winsor, who is Ms. Danforth's stepfather, is the sole officer and director of Ultimate Resort Destinations Inc.

On April 13, 2004, the Company instructed International Securities Group Inc. ("ISG") to transfer a total of 360,000 Class A common shares to Paul Litwack from the shares held in trust by ISG to be distributed at the direction of the Company to those parties who shall be determined to have provided or to provide ongoing services to the Company or FACT Group as recommended by the Board of Directors of Corp and approved by ISG. Mr. Litwack is a director of the Company and FACT Group.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

  Exhibits:
REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990
3.2	Amended Bylaws	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994
3.3	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on November 26, 2001	Incorporated by reference to the Exhibits previously filed with FACT Corporation's Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002 herewith
3.4	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on February 8, 2002	Incorporated by reference to the Exhibits previously filed with FACT Corporation's Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002 herewith
10.1	Management Agreement with Mr. Loder	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998
10.2	Lease Agreement dated January 15, 2000 by and between Capital Reserve Canada Limited and 319835 Alberta Ltd.	Incorporated by reference to Exhibit 10.14 previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
10.3	Purchase and Sale Agreement dated March 1, 2000 by and between Capital Reserve Canada Limited and Stone Canyon Resources Limited	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999

10.4	Consulting Agreement dated April 24, 2000 by and between Capital Reserve Corporation and W. Scott Lawler	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.
10.5	Share Exchange Agreement dated November 20, 2001 by and between Capital Reserve Corporation, Food and Culinary Technology Group, Inc. and Shareholders of Food and Culinary Technology Group, Inc.	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
10.6	Lease and Option to Purchase Agreement dated by and between Capital Reserve Corporation and 5 Crowns Investment Corp.	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
10.7	Fourth Amendment to the Share Exchange Agreement dated February 2, 2004.	Filed herewith
10.8	Amended and Restated Shareholders Agreement dated February 2, 2004	Filed herewith
10.9	Mortgage between FACT Corporation and 948783 Alberta Inc. dated March 17, 2004	Filed herewith
31	Section 302 Certification- Chief Executive Officer	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report.

None

34 to 35

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December31, 2003 and December 31, 2002:
Services	2003	2002
Audit fees	$14,300	$17,952
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
Total fees	$14,300	$17,952

Audit fees consist of fees for the audit of the Company's annual financial statements or the financial statements of the Company's subsidiaries or services that are normally provided in connection with the statutory and regulatory filings of the annual financial statements.

Audit-related services include the review of the Company's financial statements and quarterly reports that are not reported as Audit fees.

Tax fees included tax planning and various taxation matters.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACT CORPORATION

By:/s/ Jacqueline R. Danforth
Name: Jacqueline R. Danforth
Title: President. Principal Executive, Financial and Accounting Officer
Date: April 14, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:/s/ Jacqueline R. Danforth
Name: Jacqueline R. Danforth
Title: President and Member of the Board of Directors
Date: April 14, 2004

 By:/s/ W. Scott Lawler
Name: W. Scott Lawler
Title: Member of the Board of Directors
Date: April 14, 2004

By:/s/ Dr. Brian Raines
Name: Dr. Brian Raines
Title: Member of the Board of Directors
Date: April 14, 2004

By:/s/ Paul Litwack
Name: Paul Litwack
Title: Member of the Board of Directors
Date: April 14, 2004