Form 10QSB
period 2004-03-31
FACT CORP
filed 2004-05-21
CIK 707674

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2004

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from

to

Commission file number 0-17232

FACT CORPORATION

(Exact name of small business issuer as specified in its charter)

COLORADO	84-0888594
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

821 Highway 33

Freehold, NJ  07728

(Address of principal executive offices)

(732) 780-9132

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X

No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:

16,770,117 shares of Class A common stock, no par value, as of May 14, 2004.

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

#

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F3 to F4

Consolidated Statements of Operations	F5

Consolidated Statements of Cash Flows	F6

Consolidated Statements of Stockholders’ Equity	F7 to F8

Notes to Unaudited Consolidated Financial Statements	F9 to F10

FACT CORPORATION Consolidated Balance Sheets
	March 31, 2004 (Unaudited)	December 31, 2003 (Note 1)
ASSETS
Current Assets
Cash	67,861	53,273
Inventory	125,106	58,288
Accounts receivable	156,026	119,308
Prepaid expenses and deposits	28,292	26,512
Total Current Assets	377,285	257,381

Investment in Texas T Companies	69,875	80,080
Investment in Australian Oil and Gas	12,045	13,521

Property and Equipment
Intellectual property	2,770,678	2,770,678
Oil & gas leases (net of accumulated depletion of $0 for 2004 and 2003) (full cost method)	10,026	10,026
Real Property (net of accumulated depreciation of $272,820)	2,598,535	2,633,771
Office equipment and computers (net of accumulated depreciation of $15,197)	11,625	12,988
Total Property and Equipment	5,390,864	5,427,463

Total Assets	5,850,069	5,778,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	435,491	340,307
Accounts payable (related parties)	246,614	256,157
Loans payable (related parties)	769,125	4,635
Loan payable	332,715	727,210
Current portion of long-term debt and acquisition cost	187,502	188,209
Total Current Liabilities	1,971,448	1,516,518

Long Term Liabilities
Acquisition cost payable	2,032,392	2,060,228
Future site restoration	3,125	3,067
Loans payable (related parties)	-	654,164
Long-term debt	1,759,888	1,397,678
Total Liabilities	5,766,853	5,631,655
Commitments and contingencies

The accompanying notes are an integral part of these financial statements.

.

FACT CORPORATION Consolidated Balance Sheets
	March 31, 2004 (Unaudited)	December 31,2003 (Note 1)
Stockholders' Equity
Class A Common Stock - authorized 100,000,000 shares of no par value; 16,745,117 and 4,652,337 issued and outstanding as at March 31, 2004 and December 31, 2003.	8,372,834	7,807,855
Class C Common Stock – authorized 2,000,000 shares of no par value; Nil issued and outstanding as at March 31, 2004 and 2,000,000 issued and outstanding as of December 31, 2003.	-	540,000
Class A Common stock warrants	48,444	54,638
Accumulated deficit	(8,314,269)	(8,195,307)
Accumulated other comprehensive (loss)	(23,794)	(60,396)
Total Stockholders' Equity	83,216	146,790
Total Liabilities and Stockholders' Equity	5,850,069	5,778,445

The accompanying notes are an integral part of these financial statements.

FACT CORPORATION Consolidated Statements of Operations
	Three months ended
	March 31, 2004 (Unaudited)	March 31, 2003 (Unaudited)
Revenues
Petroleum & natural gas (net of royalties)	506	23,842
Functional food premix	326,413	37,125
Consulting fees	2,925	-
Rental income	69,597	44,595
	399,441	105,562
Costs and Expenses
Petroleum & natural gas related cost (including accretion expense)	(168)	15,390
Functional food premix	192,919	30,762
Legal	27,271	21,828
Consulting fees	66,703	197,613
Consulting fees settled by the issue of shares	-	16,422
Depreciation and amortization	22,752	19,532
Other Administrative expenses	88,967	207,470
Equity in losses of Texas T Petroleum Ltd	48,298	3,050
	446,685	508,691
(Loss) from operations	(47,302)	(403,129)

Other income and expenses
Other Income	155	—
Interest income	20,920	16,737
Interest expense	(92,734)	(101,617)
	(71,660)	(84,880)
Provision for income taxes	—	—
Net (Loss)	(118,962)	(488,009)

Net (Loss) per Common Share	(0.01)	(0.24)

Weighted Average Number of Common Shares Used in Calculation	10,726,969	1,994,540

Other comprehensive income
Net loss	(118,962)	(488,009)
Foreign currency translation adjustment	43,094	33,144
Unrealized profit (loss) on marketable securities	(6,492)	—
Total other comprehensive income	(82,360)	(454,865)

The accompanying notes are an integral part of these financial statements.

FACT CORPORATION Consolidated Statements of Cash Flows
	Three months ended
	March 31, 2004 (Unaudited)	March 31, 2003 (Unaudited)
Cash From Operating Activities:
Net (loss)	(118,962)	(488,009)
Reconciling adjustments
Depreciation and amortization	22,752	23,963
Accretion expense	58	—
Equity in Texas T Petroleum Ltd	107	3,050
Issuance of shares for services	—	16,422
Changes in operating assets and liabilities
Accounts receivable	(36,718)	(13,847)
Prepaid expenses and deposits	(1,780)	144,611
Inventory	(66,818)	(3,396)
Accounts payable and accrued expenses	85,641	(5,935)
Net Cash Flows From Operating Activities	(115,720)	(323,141)

Cash From Investing Activities:
Acquisition of property and equipment	(752)	(6,225)
Leasehold improvements	(12,699)	—
Proceeds from (payments to) loans receivable	—	(14,393)
Net Cash Flows From Investing Activities	(13,451)	(20,618)

Cash From Financing Activities:
Reduction to acquisition cost payable	(27,836)	—
Loans proceeds	393,872	341,954
Repayment of loans payable	(387,060)	—
Repayment of long term debt	(17,305)	(13,454)
Proceeds from loans (related party)	110,326	47,636
Sales of common stock (net of offering costs)	19,600	9,000
Capital contribution by an officer	3,809	2,428
Net Cash Flows From Financing Activities	95,406	387,564

Foreign currency translation adjustment	48,353	(43,314)
Net change in cash and cash equivalents	14,588	43,805
Cash at beginning of period	53,273	26,744
Cash at end of period	67,861	27,235

Supplemental disclosure of cash flow information:
Interest paid	92,734	101,617
Income taxes paid	—	—

The accompanying notes are an integral part of these financial statements.

FACT CORPORATION Consolidated Statements of Shareholders’ Equity
	Class A Common Stock		Class C Common Stock		Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2002	1,958,960	$6,708,630	2,000,000	$540,000	438,281	$338,498	$(7,191,033)	$(172,114)	$223,981
Issue of shares to settle accounts payable	193,819	52,331	—	—	—	—	—	—	52,331
Issue of shares to retire loans payable	1,506,781	406,831	—	—	—	—	—	—	406,831
Issue of shares for services	614,559	229,688	—	—	—	—	—	—	229,688
Issue of shares for acquisition	10,000	2,800	—	—	—	—	—	—	2,800
Capital Contribution by Officer	—	17,436	—	—	—	—	—	—	17,436
Stock issuances related to private placements	368,218	50,623	—	—	368,218	38,777	—	—	89,400
Issue of option for services	—	8,135	—	—	—	—	—	—	8,135
Elimination of shares of FACT Corporation held by Texas T Petroleum Ltd.	—	8,744	—	—	—	—	—	—	8,744
Foreign currency translation adjustment	—	—	—	—	—	—	—	89,584	89,584
Unrealized gain on marketable securities	—	—	—	—	—	—	—	22,134	22,134
Cancellation/expiry of warrants		322,637	—	—	(424,523)	(322,637)	—	—	—
Net loss for the year	—	—	—	—	—	—	(1,004,274)	—	(1,004,274)
Balance at December 31, 2003	4,652,337	7,807,855	2,000,000	540,000	381,976	54,638	(8,195,307)	(60,396)	146,790

The accompanying notes are an integral part of these financial statements

#

FACT CORPORATION Consolidated Statements of Shareholders’ Equity
	Class A Common Stock		Class C Common Stock		Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Stock issuances related to private placements	72,593	10,393	—	—	72,593	9,209	—	—	19,602
Capital Contribution by Officer	—	3,809	—	—	—	—	—	—	3,809
Elimination of shares of FACT Corporation held by Texas T Petroleum Ltd.	—	(4,625)	—	—	—	—	—	—	(4,625)
Foreign currency translation adjustment	—	—	—	—	—	—	—	43,094	43,094
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(6,492)	(6,492)
Cancellation/expiry of warrants	—	15,402	—	—	(13,333)	(15,402)	—	—	—
Conversion of Class C shares to Class A common shares at ratio of 6 for 1	12,000,000	540,000	(2,000,000)	(540,000)	—	—	—	—	—
Net loss for the period ended March 31, 2004	—	—	—	—	—	—	(118,962)	—	(118, 962)
	16,724,930	8,372,834	—	—	441,236	48,445	(8,314,269)	(23,794)	83,216

The accompanying notes are an integral part of these financial statements.

FACT Corporation

Notes to Financial Statements

For the Three Months Ended March 31, 2004

Note 1 - Management's Statement

The financial statements included herein have been prepared by FACT Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2003, audited financial statements and the accompanying notes included in the Annual Report on Form 10-KSB. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

Note 2 – Summary of Significant Accounting Policies

Organization and Operations

The Company was incorporated under the laws of the State of Colorado on August 3, 1982.  At March 31, 2004, the Company has four wholly owned subsidiaries, Wall Street Real Estate Ltd., Wall Street Investments Corp., Capital Reserve Canada Limited and Food and Culinary Technology Group, Inc. (“FACT Group”).  FACT Products Inc. (formerly FACT Bread Company Inc.) is a wholly owned subsidiary of FACT Group, Inc.

The Company and its subsidiary Wall Street Real Estate Ltd. own and lease real property in the City of Calgary, Alberta, Canada.  The Company's subsidiary Capital Reserve Canada Limited owns a minority interest in a producing oil and gas property located in Colorado and development oil and gas leases in Montana. The Company is currently in the process of spinning off its subsidiary, Capital Reserve Canada Limited.  The Company's primary operations are the business of FACT Group and its subsidiary FACT Products Inc. in Freehold, New Jersey, including the supply and license of functional food formulations to various manufacturers, ingredient distributors and food service clients, as well as the sale of its branded line of non-dairy whipped toppings.

Note 3 – Loans Payable (related parties)

Loans Payable from various related parties have the following terms at March 31, 2004 and December 31, 2003 respectively:

Loans Payable from various related parties have the following terms:

Repayment terms	Interest rate	March 31, 2004	December 31, 2003
Demand	10%	63,218	-
No terms	None	11,077	4,635
Less than 12 months	18%	694,830	-
		$769,125	$4,635

Loan payable of $694,830 is secured by a third charge on the Company's commercial properties, as well as the Company's accounts receivable and investments. The loan is convertible into the Company's common

FACT Corporation

Notes to Financial Statements

For the Three Months Ended March 31, 2004

stock at the rate of $1.60 until maturity, December 31, 2004. Interest is payable monthly on the last day of each month until maturity, at which time principal and all accrued and unpaid interest shall be due and payable.  If the shares underlying the debenture are registered by the Company with the SEC in an effective registration statement and the market price of the Company’s Class A Common Stock exceeds $4.00 for a ten (10) day period of time, the balance of this debenture and all accrued and unpaid interest thereon will automatically convert into shares of Class A Common Stock.

Note 4 – Other Events

On February 5, 2004, certain terms relating to the conversion rights of the Company's Class C common stock into shares of the Company's Class A common stock were revised by amendment to the Articles of Incorporation, which was approved by holders of the Class C common stock holding a majority of the outstanding shares of such class. The amended terms allowed for the conversion of shares of Class C common stock upon the election of the holder of such shares. On February 10, 2004, all Class C holders elected to convert their 2.0 million shares of Class C common stock into 12.0 million shares of the Company's Class A common stock. Such shares were issued on April 9, 2004, but have been reflected in the Company’s issued and outstanding share capital as of the date of approval.

On March 17, 2004 the Company concluded negotiations of a loan in the amount of $397,940 (CDN$515,000) with Securus Financial, an unrelated third party.  The loan is secured by a second mortgage on the real estate located at 335 25th Street S.E., Calgary, Alberta, Canada and bears interest at a rate of 13% per annum.  Interest only payments of $4,312 (CDN $5580) per month are due and payable five business days before the last business day of each month.  The Company paid a commitment fee of $11,938 (CDN $15,450) to Securus with respect to the transaction.   The loan becomes due and payable on September 30, 2005. Proceeds from the loan were used to retire a former loan between the Company and Access Mortgage Corporation Limited in the amount of $386,350.  A security deposit of $11,472 (CDN $15,000) has been provided to Securus Financial, which amount will be returned if the Company meets all payment obligations on a timely basis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company does generate income from sales of functional premix, rental income and negligible income from producing oil and gas properties on a monthly basis, these proceeds are not sufficient to meet the Company's current monthly overhead, which includes the on-going business of three operational subsidiaries. The Company will require a projected amount totaling  $3,095,000 to cover its anticipated overhead, which includes projected inventory and costs of goods sold of $2,114,000, for the upcoming twelve-month period.  Revenues generated from operations (excluding oil and gas operations and real estate operations) are expected to contribute approximately $3,104,000 in gross revenues and offset operational overhead by approximately $990,000.  The Company anticipates the sale of both of its commercial real estate properties during the first nine months of fiscal 2004, and therefore has not included potential revenues generated from these properties to offset overhead expenditures in its forecast.  However, operational overhead related to the real estate operations has been included in our calculation of forecasted expenditures. While the Company has projected gross revenues from its food operations of approximately $3,104,000 over the upcoming twelve months, such projections are subject to numerous factors that are beyond our control. Projected operational costs and overhead of $3,095,000 include $1,719,000 for inventory and premix costs associated with the Company’s functional foods business, $395,500 associated with costs and inventory associated with the sale of our branded non-dairy whipped topping, $125,000 in start up costs for our “at-home” line of premixes and snack bars intended to be sold over the Internet and $856,000 in general operating expenses relating to the Company and all of its existing subsidiaries. The Company will be required to raise up to $580,000 to meet its projected costs should it not be successful in achieving its projected gross revenues. The Company expects that it will be able to obtain additional equity and/or debt financing to meet this need, or that proceeds will be derived from the sale of its commercial real estate properties.

The Company entered into a purchase agreement for one of its commercial properties prior to the end of fiscal 2003, with an anticipated closing date of May 31, 2004, however, completion of the sale of this property is conditional upon the building being fully leased at the time of the closing, and as of the date of this report the Company does not anticipate the sale to close.  Presently the commercial property has a 21% vacancy rate. The Company has also listed one of two condominium units comprising its second commercial property for sale at an asking price of $455,000.  While there is no certainty the Company will conclude the sale of either property, funds contributed from either sale would substantially meet any shortfall in general operating expenses.   The Company may alternatively be required to identify additional sources for financing, and also intends to contact investors that have previously provided funds to the Company.

The Company’s budget of $856,000 in general operating expenses includes the expenditure of approximately $347,000 over the next twelve months on ongoing product refinement, technical support, the development of second and third generation functional formulations, advertising and marketing and the start-up of its “at-home” Internet sales program, including amounts paid to employees and consultants retained for the purposes of providing research and development support. The Company does not intend to participate in any further development of its existing oil and gas properties and has commenced the spin off of Capital Canada, which it expects will be concluded during the second quarter of 2004.

Included in the cash requirements noted above of $3,095,000 over the next twelve months is an amount of $699,000 with respect to the operations of FACT Group, exclusive of inventory requirements and forecasted costs of goods sold.  From the date of acquisition November 2001 to March 31, 2004, the Company has funded a total of $760,739 (net of associated interest charges) to FACT Group in respect of its ongoing operational expenses.

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

Results of Operations

Comparison of quarters ended March 31, 2004 and 2003

For the three month periods ended March 31, 2004 and 2003 the Company incurred operating losses of $47,302 and $403,129 respectively. March 31, 2004 losses include a substantial reduction in consulting fees from $197,613 (2003) to $66,703 (2004) predominantly due to a reduction in the number of technical and administrative consultants retained by FACT Group, Inc. and a decrease in promotional and investor relations activities over the respective periods.  Administrative expenses for the respective periods were also substantially decreased and totaled $88,967 (2004) and $207,740 (2003). During the three months ended March 31, 2004, the Company generated revenues from sales of petroleum and natural gas, rental income, consulting income and sales of functional food premixes totaling $399,441.  Revenues for the same three months in 2003 consisted of limited premix sales, as well as sales of petroleum and natural gas and rental income totaling $105,562.  Revenues from sales of petroleum and natural gas during the three months ended March 31, 2004 of $506 were substantially decreased compared to $23,842 over the three months ended March 31, 2003. This decrease was due to the Company's divestiture of its primary oil and gas revenue generating property with the effective date for the sale being the April 2003 production month. The Company’s subsidiary still holds a marginal, producing oil and gas property which accounts for the diminutive revenue from oil and gas operations.  Associated production costs were also substantially decreased over the respective three month periods from $15,390 (2003) to ($168) (2004).    Rental income increased over the comparative three month periods from $44,595 (2003) to $69,597 (2004) as a result of a reduction in the vacancy rate at one of the Company's commercial real estate properties. Functional food premix sales were substantially increased during the three month period ended March 31, 2004 totaling $326,413 versus sales of $37,125 during the same nine months in fiscal 2003, and represent the majority of the Company’s revenue stream.

Other income and expenses include comparable interest expenses over the three month periods totaling $92,734 (2004) and $101,617 (2003).  Interest expenses decreased during the respective periods as a result of the settlement of certain of the Company’s outstanding loans during the year ended December 31, 2003.

Other costs and expenses over the three months ended March 31, 2004  reflect the recorded equity in the Company’s ownership of Texas T Petroleum Ltd., which was substantially decreased over the respective three month periods with an equity loss of $48,298 reported at March 31, 2004  as compared to a loss of $3,050 recorded at March 31, 2003.

Net losses for the two completed periods ended March 31, 2004 and 2003 were $118,962 (2004) and $488,009 (2003) respectively.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of March 31, 2004, the Company had negative working capital of $1,594,163 and Stockholders' Equity of $83,216 compared with negative working capital of $1,259,137 and Stockholders' Equity of $146,790 as of December 31, 2003. The Company's working capital has decreased as a result of the addition to current liabilities of loans that had previously been allocated as long term debts and increased accounts payable.  Stockholders' Equity declined predominantly as a result of the operating losses for the period. Additionally, the Company was unable to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements.

Financing activities during the three month period resulted in an increase to long term loans payable of $393,872 from figures reported at the year ended December 31, 2003 as a result of a second mortgage obtained on certain of the Company's commercial real estate properties and other related party loans. The majority of proceeds from the loan were used to retire a current loan in the amount of $382,400, which was due and payable. Additionally the Company obtained funds totaling $110,326 from related parties and $19,600 through sales of its common stock to private investors during the most recent three month period. Accounts payable and accrued liabilities increased by $85,641 over the period as a result of additions to inventory and certain product development work.  The Company also expended $13,451 in leasehold improvements for one of its commercial real estate properties and the acquisition of a new computer for its Freehold, NJ office.  Accounts receivable also increased as a result of an increase in the Company’s functional premix sales over the period.

The Company was unable to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements for the period ended March 31, 2004.

Liquidity

The Company anticipates it will require approximately $580,000 over the next twelve months to fully implement its existing business model, which includes significant marketing efforts, the continued development and refinement of functional food formulations and products, a consumer awareness and public relations campaign, concepts for development, manufacturing and distribution of a line of our own master brand food products via the Internet, expanded management resources and support staff, and other day to day operational activities.  The Company may require additional funds over the next three years to assist in realizing its goals should it not achieve anticipated bench marks over the 2004, 2005 and 2006 fiscal years.  The amount and timing of additional funds required can not be definitively stated as at the date of this report and will be dependent on a variety of factors.   As of the filing of this report, the Company has been successful in raising funds required to meet our existing revenue shortfall for the funding of our operations. Funds have been raised through private loans, equity financing and conventional bank debt. The Company anticipates revenues generated from its functional food business will greatly reduce the requirement for additional funding; however, we can not be certain the Company will be successful in achieving revenues from those operations. Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Sources of Working Capital

During the three months ended March 31, 2004 the Company's primary sources of working capital have come from sales of functional premix and its commercial rental properties, as well as the net proceeds from loans in the amount of $110,326 and the sale of common stock with net proceeds totaling $19,600.

The Company is actively pursuing the divestiture of its real estate and completion of a spin-off of its operational subsidiary, Capital Canada, as well as the liquidation of all marketable and non-marketable securities.  On March 6, 2003 the Company announced the pending distribution of all of the issued and outstanding shares of its wholly owned subsidiary, Capital Canada, to the existing shareholders of the Company on the basis of one (1) share of Capital Canada for every five (5) shares of the Company.  Holders of the Company's Class C common stock do not have the right to participate in this distribution.  As of March 31, 2004 Capital Canada is in debt to the Company in the amount of $644,364, the repayment of which amount, and any subsequent amounts to the date of the spin-off, will be recorded as account receivable on the balance sheet of the Company, repayment of which will be negotiated by the Boards of the Company and Capital Canada, once Capital Canada has an independent Board of Directors in place.

The Company anticipates this transaction will close during the second quarter of fiscal 2004, and that repayment terms for the amount due can be finalized at that time.  The Company will look to establish

the most aggressive repayment plan available during negotiation with Capital Canada's independent Board.   Additionally, concurrent with the spin off of Capital Canada, the Company will lose certain incremental income from two real estate leases entered into between Capital Canada and two third parties, which income is currently realized through consolidation of Capital Canada's operations for purposes of Fact's financial reporting.  The Company does not expect this loss in incremental income to greatly impact its financial position.

ITEM 3 Controls and procedures

The Company's sole executive officer, Ms. Jacqueline Danforth, who serves as the Company's principal executive officer and principal accounting officer, has implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Ms. Danforth.  Ms. Danforth has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004 (the “Evaluation Date”).

Based on such evaluation, Ms. Danforth has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting her on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.  Moreover, there were no significant changes in internal controls or in other factors that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

CHANGES IN SECURITIES

Regulation S Issuances

Pursuant to a private placement agreement negotiated in September, 2003, on January 21, 2004, the Company issued 72,593 of its units at $0.27 per unit to Crysler Investments Ltd, a Belize corporation, with each unit consisting of one (1) share of Class A common stock and one (1) share purchase warrant to purchase an additional share for $0.24. Each warrant has a term of two (2) years.

The foregoing issuances were issued in offshore transactions since offeree and the purchaser were not in the United States at the time of the offer not at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the United States. All documents used in connection with the offers and sales of the securities offshore included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that no hedging transactions involving those securities may not be conducted unless in compliance with the Act. The subscriber certified that it was not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom and the Company is required to refuse to register any transfer that does not comply with such requirements.

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

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

a.

Exhibits and Index of Exhibits – see Exhibit Index below

b.

Reports on Form 8-K:  None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACT CORPORATION

Date:  May 20, 2004

By:/s/ Jacqueline Danforth_____
Name:  Jacqueline Danforth
Title:  President and Director

EXHIBITS:

REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990.
3.2	Amended Bylaws	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
3.3	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on November 26, 2001.	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002.
3.4	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on February 8, 2002	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002.
10.1	Management Agreement with Mr. Loder	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
10.2	Lease Agreement dated January 15, 2000 by and between Capital Reserve Canada Limited and 319835 Alberta Ltd.	Incorporated by reference to Exhibit 10.14 previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
10.3	Purchase and Sale Agreement dated March 1, 2000 by and between Capital Reserve Canada Limited and Stone Canyon Resources Limited	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
10.4	Consulting Agreement dated April 24, 2000 by and between Capital Reserve Corporation and W. Scott Lawler	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

10.5	Share Exchange Agreement dated November 20, 2001 by and between Capital Reserve Corporation, Food and Culinary Technology Group, Inc. and Shareholders of Food and Culinary Technology Group, Inc.	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
10.6	Lease and Option to Purchase Agreement dated by and between Capital Reserve Corporation and 5 Crowns Investment Corp.	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
10.7	Fourth Amendment to the Share Exchange Agreement dated February 2, 2004.	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
10.8	Amended and Restated Shareholders Agreement dated February 2, 2004	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
10.9	Mortgage between FACT Corporation and 948783 Alberta Inc. dated March 17, 2004	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
31	Rule 13a -14(a)/15d-14(a) Certification	Filed herewith
32	Section 1350 Certification	Filed herewith