Form 10QSB/A
period 2004-06-30
FACT CORP
filed 2004-09-08
CIK 707674

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

AMENDMENT NO.1

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

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-2 to F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Cash Flows	F-5 to F-6

Consolidated Statements of Stockholders’ Equity	F-7 to F-8

Notes to Unaudited Consolidated Financial Statements	F-9 to F-10

FACT CORPORATION Consolidated Balance Sheets
	June 30, 2004 (Unaudited)	December 31, 2003 (Note 1)
ASSETS
Current Assets
Cash	159,297	53,273
Inventory	323,503	58,288
Accounts receivable	68,043	119,308
Prepaid expenses and deposits	27,621	26,512
Total Current Assets	578,464	257,381

Investment in Texas T Companies	65,519	80,080
Investment in Australian Oil and Gas	7,812	13,521

Property and Equipment
Intellectual property	2,770,678	2,770,678
Oil & gas leases (net of accumulated depletion of $0 for 2004 and 2003) (Full Cost Method)	10,026	10,026
Real Property (net of accumulated depreciation of $285,743)	2,508,595	2,633,771
Office equipment and computers (net of accumulated depreciation of $15,246)	9,497	12,988
Total Property and Equipment	5,298,796	5,427,463

Total Assets	5,950,591	5,778,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	609,597	340,307
Accounts payable (related parties)	244,119	256,157
Loans payable (related parties)	927,151	4,635
Loan payable	319,508	727,210
Current portion of long-term debt and acquisition cost	187,502	188,209
Total Current Liabilities	2,287,877	1,516,518

Long Term Liabilities
Acquisition cost payable	2,004,972	2,060,228
Future site restoration	3,266	3,067
Loans payable (related parties)	-	654,164
Long-term debt	1,693,407	1,397,678
Total Liabilities	5,989,522	5,631,655
Commitments and contingencies

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION Consolidated Balance Sheets
	June 30, 2004 (Unaudited)	December 31, 2003 (Note 1)
Stockholders' Equity
Class A Common Stock - authorized 100,000,000 shares of no par value; 16,745,117 and 4,652,337 issued and outstanding as at March 31, 2004 and December 31, 2003.	8,412,634	7,807,855
Class C Common Stock – authorized 2,000,000 shares of no par value; Nil issued and outstanding as at March 31, 2004 and 2,000,000 issued and outstanding as of December 31, 2003.	-	540,000
Class A Common stock warrants	47,985	54,638
Accumulated deficit	(8,459,833)	(8,195,307)
Accumulated other comprehensive (loss)	(39,717)	(60,396)
Total Stockholders' Equity	(38,931)	146,790
Total Liabilities and Stockholders' Equity	5,950,591	5,778,445

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION Consolidated Statements of Operations (Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenues
Petroleum & natural gas (net of royalties)	$513	$2,847	$1,019	$26,689
Italian Crème sales	76,206	-	76,206	-
Functional food premix	206,871	102,375	533,284	139,500
Consulting fees	8,775	-	11,700	-
Rental income	11,354	44,239	80,951	88,834
	303,719	149,461	703,160	255,023

Costs and Expenses
Petroleum & natural gas related cost (including depletion)	542	5,477	374	17,491
Functional food premix	98,204	69,237	291,123	99,999
Italian Crème costs	87,198	-	87,198	-
Legal	16,262	79,448	43,533	101,276
Consulting fees	52,173	77,855	118,876	275,468
Fees settled by the issuance of shares	30,000	1	30,000	16,423
Depreciation and amortization	22,235	19,396	44,987	38,928
Gain on disposition of assets	(337)	(34,811)	(337)	(34,811)
Write down bad debts	3,500	-	3,500	-
Administrative expenses	54,298	42,498	143,265	249,968
Equity in loss of Texas T Petroleum Ltd.	182	31,357	48,480	34,407
	364,257	290,458	810,999	799,149
(Loss) from operations	(60,538)	(140,997)	(107,839)	(544,126)

Other income and expenses
Other Income	1,469	-	1,624	-
Interest income	22,375	19,222	43,295	39,959
Interest expense	(108,872)	(99,134)	(201,606)	(200,751)
	(85,028)	(79,912)	(156,687)	(164,792)

Provision for income taxes	-	-	-	-

Net (Loss)	$(145,566)	$(220,909)	$(264,526)	$(708,918)

Net (Loss) per Common Share	$(.01)	$(0.03)	$(0.02)	$(0.09)

Weighted Average Number of Common Shares Used in Calculation	16,757,617	7,947,691	16,757,617	7,947,691

Other comprehensive income
Net loss	$(145,566)	$(220,909)	$(264,526)	$(708,918)
Foreign currency translation adjustment	(10,858)	38,272	32,236	71,416
Unrealized profit (loss) on marketable securities	(5,065)	16,903	(11,557)	-
Total other comprehensive income	$(161,489)	$(187,637)	$(243,847)	$(637,502)

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION Consolidated Statements of Cash Flows (Unaudited)
	Six months ended
	June 30, 2004	June 30, 2003 (Note 1)
Cash From Operating Activities:
(Loss) from continuing operations	$(264,526)	$(708,918)
Reconciling adjustments
Depreciation and amortization	44,801	41,329
Equity in Texas T Petroleum Ltd	289	34,407
Services paid by Stock Issuance	30,000	16,423
Changes in operating assets and liabilities
Accounts receivable	51,265	(76,794)
Prepaid expenses and deposits	(1,109)	198,845
Inventory	(265,215)	(36,237)
Gain on sale of securities	(337)	-
Accretion expense	199	-
Gain of sale of oil and gas assets	-	(24,821)
Gain on acquisition of oil and gas leases	-	(9,990)
Accounts payable and accrued expenses	257,252	99,275
Net Cash Flows From Operating Activities	(147,381)	(466,481)
Cash From Investing Activities:
Proceeds from sale of securities	8,705	-
Leasehold improvements	(14,022)	-
Acquisition of property and equipment	(752)	(10,095)
Proceeds from sale of oil and gas assets	-	112,080
Proceeds from (payments to) loans receivable	-	(15,727)
Net Cash Flows From Investing Activities	(6,069)	86,258
Cash From Financing Activities:
Loan proceeds	393,872	375,809
Repayment of long term debt	(22,253)	(13,952)
Proceeds from loans payable (related parties)	267,714	93,610
Loan reductions	(390,089)	(37,360)
Acquisition cost payable	(55,256)	-
Sales of common stock (net of offering costs)	19,600	9,000
Capital contribution by an officer	6,916	2,428
Net Cash Flows From Financing Activities	220,504	429,535
Foreign currency translation adjustment	38,970	44,743
Net change in cash and cash equivalents	106,024	4,569
Cash at beginning of period	53,273	26,744
Cash at end of period	$159,297	$31,313

The accompanying notes are an integral part of these unaudited financial statements

Supplemental disclosure of cash flow information:
Interest paid	$201,606	$200,751
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited  financial statements

FACT CORPORATION Consolidated Statements of Shareholders’ Equity
	Class A Common Stock		Class C Common Stock		Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2002	1,958,960	$6,708,630	2,000,000	$540,000	438,281	$338,498	$(7,191,033)	$(172,114)	$223,981
Issue of shares to settle accounts payable	193,819	52,331	—	—	—	—	—	—	52,331
Issue of shares to retire loans payable	1,506,781	406,831	—	—	—	—	—	—	406,831
Issue of shares for services	614,559	229,688	—	—	—	—	—	—	229,688
Issue of shares for acquisition	10,000	2,800	—	—	—	—	—	—	2,800
Capital Contribution by Officer	—	17,436	—	—	—	—	—	—	17,436
Stock issuances related to private placements	368,218	50,623	—	—	368,218	38,777	—	—	89,400
Issue of option for services	—	8,135	—	—	—	—	—	—	8,135
Elimination of shares of FACT Corporation held by Texas T Petroleum Ltd.	—	8,744	—	—	—	—	—	—	8,744
Foreign currency translation adjustment	—	—	—	—	—	—	—	89,584	89,584
Unrealized gain on marketable securities	—	—	—	—	—	—	—	22,134	22,134
Cancellation/expiry of warrants		322,637	—	—	(424,523)	(322,637)	—	—	—
Net loss for the year	—	—	—	—	—	—	(1,004,274)	—	(1,004,274)
Balance at December 31, 2003	4,652,337	7,807,855	2,000,000	540,000	381,976	54,638	(8,195,307)	(60,396)	146,790

#

FACT CORPORATION Consolidated Statements of Shareholders’ Equity
	Class A Common Stock		Class C Common Stock		Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Stock issuances related to private placements	72,593	10,393	—	—	72,593	9,209	—	—	19,602
Capital Contribution by Officer	—	6,916	—	—	—	—	—	—	6,916
Elimination of shares of FACT Corporation held by Texas T Petroleum Ltd.	—	1,609	—	—	—	—	—	—	1,609
Foreign currency translation adjustment	—	—	—	—	—	—	—	32,236	32,236
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(11,557)	(11,557)
Cancellation/expiry of warrants	—	15,861	—	—	(13,758)	(15,861)	—	—	—
Conversion of Class C shares to Class A common shares at ratio of 6 for 1	12,000,000	540,000	(2,000,000)	(540,000)	—	—	—	—	—
Stock issuances related to services	25,000	30,000	—	—	—	—	(264,526)	—	(264,526)
Net loss for the period ended June 30, 2004	—	—	—	—	—	—	—	—	30,000
Balance at June 30, 2004	16,749,930	8,412,634	—	—	440,811	47,986	(8,459,833)	(39,717)	(38,931)

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

Note 3 – Loans Payable (related parties)

Loans Payable from various related parties have the following terms at June 30, 2004 and December 31, 2003 respectively:

Loans Payable from various related parties have the following terms:

Repayment terms	Interest rate	June 30, 2004	December 31, 2003
Demand	10%	125,436	-
No terms	None	10,775	4,635
Less than 12 months	18%	790,940	-
		$927,151	$4,635

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

ITEM 2.

CHANGES IN SECURITIES

Pursuant to a consulting agreement between the Company and John Demoleas, the Company issued a total of 25,000 restricted Class A common shares on April 27, 2004.

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

Date:  September 8, 2004

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