Form 10QSB
period 2004-09-30
FACT CORP
filed 2004-11-15
CIK 707674

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2004

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

16,770,117 shares of Class A common stock, no par value, as of November 11, 2004

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F3 to F4

Consolidated Statements of Operations	F5

Consolidated Statements of Cash Flows	F6 to F7

Consolidated Statements of Stockholders’ Equity	F8 to F9

Notes to Unaudited Consolidated Financial Statements	F10 to F11

FACT CORPORATION Consolidated Balance Sheets
	September 30, 2004 (Unaudited)	December 31, 2003 (Note 1)
ASSETS
Current Assets
Cash	109,055	53,273
Inventory	371,339	58,288
Accounts receivable	191,019	119,308
Prepaid expenses and deposits	32,780	26,512
Total Current Assets	704,193	257,381

Investment in Texas T Companies	65,180	80,080
Investment in Australian Oil and Gas	6,892	13,521

Property and Equipment
Intellectual property	2,770,678	2,770,678
Oil & gas leases (net of accumulated depletion of $0 for 2004 and 2003) (Full Cost Method)	9,755	10,026
Real Property (net of accumulated depreciation of $373,559)	2,585,725	2,633,771
Office equipment and computers (net of accumulated depreciation of $17,229)	11,053	12,988
Total Property and Equipment	5,377,211	5,427,463

Total Assets	6,153,476	5,778,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	613,989	340,307
Accounts payable (related parties)	265,992	256,157
Loans payable (related parties)	1,099,944	4,635
Loan payable	332,833	727,210
Current portion of long-term debt and acquisition cost	187,502	188,209
Total Current Liabilities	2,500,260	1,516,518

Long Term Liabilities
Acquisition cost payable	1,983,093	2,060,228
Future site restoration	3,477	3,067
Loans payable (related parties)	-	654,164
Long-term debt	1,785,911	1,397,678
Total Liabilities	3,772,481	5,631,655
Commitments and contingencies

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION Consolidated Balance Sheets
	September 30, 2004 (Unaudited)	December 31, 2003 (Note 1)
Stockholders' Equity
Class A Common Stock - authorized 100,000,000 shares of no par value; 16,770,117 and 4,652,337 issued and outstanding as at September 30, 2004 and December 31, 2003.	8,412,174	7,807,855
Class C Common Stock – authorized 2,000,000 shares of no par value; Nil issued and outstanding as at September 30, 2004 and 2,000,000 issued and outstanding as of December 31, 2003.	-	540,000
Class A Common stock warrants	47,985	54,638
Accumulated deficit	(8,556,794)	(8,195,307)
Accumulated other comprehensive (loss)	(22,630)	(60,396)
Total Stockholders' Equity	(119,265)	146,790
Total Liabilities and Stockholders' Equity	6,153,476	5,778,445

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION Consolidated Statements of Operations (Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues
Petroleum & natural gas (net of royalties)	$-	$2,122	$1,019	$28,811
Italian Crème sales	148,679	-	224,885	-
Functional food premix	224,335	109,386	757,620	248,886
Consulting fees	-	-	11,700	-
Rental income	62,124	39,632	143,075	128,466
	435,138	151,139	1,138,299	406,162

Costs and Expenses
Petroleum & natural gas related cost (including depletion)	402	1,577	776	19,068
Functional food premix	125,916	68,394	417,039	168,393
Italian Crème costs	109,054	-	196,252	-
Legal	15,931	96,955	59,464	198,231
Consulting fees	51,528	(109,609)	170,404	165,859
Fees settled by the issuance of shares	-	147,816	30,000	164,238
Depreciation and amortization	70,599	20,004	115,586	58,932
Gain on disposition of assets	(2)	(442)	(339)	(35,253)
Write down bad debts	-	18,369	3,500	18,369
Administrative expenses	77,926	48,217	221,191	298,186
Equity in loss of Texas T Petroleum Ltd.	73	14,077	48,553	48,484
	451,427	305,357	1,262,426	1,104,506
(Loss) from operations	(16,289)	(154,218)	(124,127)	(698,343)

Other income and expenses
Other Income	(457)	-	1,166	-
Interest income	44	15,810	33	46,196
Interest expense	(80,259)	(91,405)	(238,559)	(286,583)
	(80,672)	(75,594)	(237,360)	(240,386)

Provision for income taxes	-	-	-	-

Net (Loss)	$(96,961)	$(229,812)	$(361,487)	$(938,730)

Net (Loss) per Common Share	$(0.01)	$(0.09)	$(0.03)	$(0.42)

Weighted Average Number of Common Shares Used in Calculation	16,770,117	2,533,521	14,350,557	7,947,691

Other comprehensive income
Net loss	$(96,961)	$(229,812)	$(361,487)	$(938,730)
Foreign currency translation adjustment	19,850	(7,621)	52,087	63,795
Unrealized profit (loss) on marketable securities	(2,763)	-	(14,320)	-
Total other comprehensive income	$(79,874)	$(237,433)	$(323,720)	$(874,935)

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended
	September 30, 2004	September 30, 2003 (Note 1)
Cash From Operating Activities:
(Loss) from continuing operations	$(361,487)	$(938,730)
Reconciling adjustments
Depreciation and amortization	115,586	58,932
Equity in Texas T Petroleum Ltd	362	48,484
Services paid by Stock Issuance	30,000	164,238
Loans repaid by stock issuance	-	314,845
Acquisition of intellectual property for stock	-	2,800
Accounts payable settled by stock issuance	-	52,331
Gain on sale of securities	(339)	-
Accretion expense	410	-
Gain of sale of oil and gas assets	-	(25,263)
Gain on acquisition of oil and gas leases	-	(9,990)
Changes in operating assets and liabilities
Accounts receivable	(71,711)	(36,228)
Prepaid expenses and deposits	(6,268)	213,269
Inventory	(313,051)	(23,854)
Accounts payable and accrued expenses	283,517	19,216
Net Cash Flows From Operating Activities	(322,981)	(159,950)
Cash From Investing Activities:
Proceeds from sale of securities	9,215
Leasehold improvements	(14,844)
Acquisition of property and equipment	(752)	(10,095)
Proceeds from sale of oil and gas assets	271	112,080
Proceeds from (payments to) loans receivable	-
Acquisition of intellectual property	-	(220,300)
Net Cash Flows From Investing Activities	(6,110)	(118,315)
Cash From Financing Activities:
Loan proceeds	393,872	359,913
Repayment of long term debt	(34,685)	(57,168)
Proceeds from (repayment) loans payable (related parties)	440,186	(162,652)
Loan reductions	(395,939)	-
Acquisition cost payable	(77,135)	(15,435)
Sales of common stock (net of offering costs)	19,600	59,400
Capital contribution by an officer	6,916	20,209
Net Cash Flows From Financing Activities	352,815	204,267

The accompanying notes are an integral part of these unaudited financial statements

Foreign currency translation adjustment	32,058	101,601
Net change in cash and cash equivalents	55,782	27,603
Cash at beginning of period	53,273	26,744
Cash at end of period	$109,055	54,347

Supplemental disclosure of cash flow information:
Interest paid	$253,477	$295,140
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION Consolidated Statements of Shareholders’ Equity
	Class A Common Stock		Class C Common Stock		Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2002	1,958,960	$6,708,630	2,000,000	$540,000	438,281	$338,498	$(7,191,033)	$(172,114)	$223,981
Issue of shares to settle accounts payable	193,819	52,331	—	—	—	—	—	—	52,331
Issue of shares to retire loans payable	1,506,781	406,831	—	—	—	—	—	—	406,831
Issue of shares for services	614,559	229,688	—	—	—	—	—	—	229,688
Issue of shares for acquisition	10,000	2,800	—	—	—	—	—	—	2,800
Capital Contribution by Officer	—	17,436	—	—	—	—	—	—	17,436
Stock issuances related to private placements	368,218	50,623	—	—	368,218	38,777	—	—	89,400
Issue of option for services	—	8,135	—	—	—	—	—	—	8,135
Elimination of shares of FACT Corporation held by Texas T Petroleum Ltd.	—	8,744	—	—	—	—	—	—	8,744
Foreign currency translation adjustment	—	—	—	—	—	—	—	89,584	89,584
Unrealized gain on marketable securities	—	—	—	—	—	—	—	22,134	22,134
Cancellation/expiry of warrants		322,637	—	—	(424,523)	(322,637)	—	—	—
Net loss for the year	—	—	—	—	—	—	(1,004,274)	—	(1,004,274)
Balance at December 31, 2003	4,652,337	7,807,855	2,000,000	540,000	381,976	54,638	(8,195,307)	(60,396)	146,790

FACT CORPORATION Consolidated Statements of Shareholders’ Equity
	Class A Common Stock		Class C Common Stock		Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Stock issuances related to private placements	72,593	10,393	—	—	72,593	9,209	—	—	19,602
Capital Contribution by Officer	—	6,916	—	—	—	—	—	—	6,916
Elimination of shares of FACT Corporation held by Texas T Petroleum Ltd.	—	1,149	—	—	—	—	—	—	1,149
Foreign currency translation adjustment	—	—	—	—	—	—	—	52,085	52,085
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(14,320)	(14,320)
Cancellation/expiry of warrants	—	15,861	—	—	(13,758)	(15,861)	—	—	—
Conversion of Class C shares to Class A common shares at ratio of 6 for 1	12,000,000	540,000	(2,000,000)	(540,000)	—	—	—	—	—
Stock issuances related to services	25,000	30,000	—	—	—	—		—	30,000
Net loss for the period ended September 30, 2004	—	—	—	—	—	—	(361,487)	—	(361,486)
Balance at September 30, 2004	16,749,930	8,412,174	—	—	440,811	47,986	(8,556,794)	(22,630)	(119,265))

FACT Corporation

Notes to Financial Statements

For the Nine Months Ended September 30, 2004

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

Note 2 – Summary of Significant Accounting Policies

Organization and Operations

The Company was incorporated under the laws of the State of Colorado on August 3, 1982.  At September 30, 2004, the Company has four wholly owned subsidiaries, Wall Street Real Estate Ltd., Wall Street Investments Corp., Capital Reserve Canada Limited and Food and Culinary Technology Group, Inc. (“FACT Group”).  FACT Products Inc. (formerly FACT Bread Company Inc.) is a wholly owned subsidiary of FACT Group, Inc.

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

Note 3 – Loans Payable (related parties)

Loans Payable from various related parties have the following terms at September 30, 2004 and December 31, 2003 respectively:

Loans Payable from various related parties have the following terms:

Repayment terms	Interest rate	September 30, 2004	December 31, 2003
Demand	10%	82,699	-
No terms	None	11,406	4,635
Less than 12 months	18%	751,852	-
Demand	10%	253,987	-
		$1,099,944	$4,635

Loan payable of $751,852 is secured by liens on the Company's commercial properties, as well as the Company's accounts receivable and investments. The loan is convertible into the Company's common stock at the rate of $1.60 until maturity, December 31, 2004. Interest is payable monthly on the last day of each month until maturity, at which time principal and all accrued and unpaid interest shall be due and payable.  If the shares underlying the debenture are registered by the Company with the SEC in an effective registration statement and the market price of the Company’s Class A Common Stock exceeds $4.00 for a ten (10) day period of time, the balance of this debenture and all accrued and unpaid interest thereon will automatically convert into shares of Class A Common Stock.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company does generate income from sales of functional premix, a line of branded non-dairy crèmes, rental income and negligible income from producing oil and gas properties on a monthly basis, these proceeds are not sufficient to meet the Company's current consolidated monthly overhead, which includes the on-going business of three operational subsidiaries. The Company will require a projected amount totaling $4,778,000 to cover its anticipated overhead, which includes projected inventory and costs of goods sold of $3,732,100 for the upcoming twelve-month period.  Revenues generated from operations (excluding oil and gas operations and real estate operations) are expected to contribute approximately $5,286,800 in gross revenues and offset operational overhead by approximately $1,554,700.  The Company anticipates the sale of both of its commercial real estate properties prior to the close of fiscal 2004, and therefore has not included potential revenues generated from these properties to offset overhead expenditures in its forward looking twelve month forecast.  However, operational overhead related to the real estate operations has been included in our calculation of forecasted expenditures. While the Company has projected gross revenues from its food operations of approximately $5,286,800 over the upcoming twelve months, such projections are subject to numerous factors that are beyond our control. Projected operational costs and overhead of $4,778,000 include $3,262,100 for inventory and premix costs associated with the Company’s functional foods business, $469,977 associated with costs and inventory associated with the sale of our branded non-dairy whipped topping, $125,000 in start up costs for our “at-home” line of premixes and snack bars intended to be sold over the Internet and $920,900 in general operating expenses relating to the Company and all of its existing subsidiaries. The Company will be required to raise up to $317,250 to meet its projected operational costs should revenues realized during the current fiscal year to date remain consistent and should the Company not be successful in achieving its projected gross revenues. The Company expects that it will be able to obtain additional equity and/or debt financing to meet this need, or that proceeds will be derived from the sale of its commercial real estate properties.

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

The Company’s budget of $920,900 in general operating expenses includes the expenditure of approximately $347,000 over the next twelve months on ongoing product refinement, technical support, the development of second and third generation functional formulations, advertising and marketing and the start-up of its “at-home” Internet sales program, including amounts paid to employees and consultants retained for the purposes of providing research and development support. The Company does not intend to participate in any further development of its existing oil and gas properties and has commenced the spin off of Capital Canada, which will become effective during the fourth quarter of 2004.

Included in the cash requirements noted above of $4,778,000 over the next twelve months is an amount of $639,000 with respect to the operations of FACT Group, exclusive of inventory requirements and forecasted costs of goods sold.  From the date of acquisition in November 2001 to September 30, 2004, the Company has funded a total of $814,651 (exclusive of associated interest charges) to FACT Group in respect of its ongoing operational expenses.

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

Results of Operations

Comparison of quarters ended September 30, 2004 and 2003

For the nine month periods ended September 30, 2004 and 2003 the Company incurred operating losses of $124,127 and $698,343 respectively. September 30, 2004 losses include a substantial reduction in legal fees from $198,231 (2003) to $59,464 (2004) as a result of the settlement of certain legal matters during the fall of 2003, a decrease in consulting fees (paid in cash and by the issuance of shares collectively) from $329,097 (2003) to $200,404 (2004) due to a reduction in the number of technical and administrative consultants retained by FACT Group, Inc., and a decrease in administrative expenses totaling $221,191(2004) and $298,186 (2003) over the respective periods.  Depreciation and amortization expenses increased during the respective nine month periods from $58,932 (2003) to $115,586 (2004) due to a one time adjustment provided by the Company’s property management firm in the quarter ended September 30, 2004. During the nine months ended September 30, 2004, the Company generated revenues from sales of petroleum and natural gas, rental income, consulting income and sales of functional food premixes and non-dairy whipped toppings totaling $1,138,299.  Revenues for the same nine months in 2003 consisted of limited premix sales, as well as sales of petroleum and natural gas and rental income totaling $406,162.  Revenues from sales of petroleum and natural gas during the nine months ended September 30, 2004 of $1,019 were substantially decreased compared to $28,811 over the nine months ended September 30, 2003. This decrease was due to the Company's divestiture of its primary oil and gas revenue generating property with the effective date for the sale being the April 2003 production month. The Company’s subsidiary still holds a marginal, producing oil and gas property which accounts for the diminutive revenue from oil and gas operations.  Associated production costs were also substantially decreased over the respective nine month periods from $19,068 (2003) to 776 (2004). Any revenues and associated costs with respect to this property will be eliminated from the Company’s consolidated financial statements as soon as the pending spin-off of the subsidiary holding this asset becomes effective, which event is anticipated prior to the fiscal year ended December 31, 2004.     Rental income remained relatively constant over the comparative nine month periods totaling $128,466 (2003) and $143,075 (2004).  The increase in rental income over the comparative three month periods ending September 30, 2004 and 2003 is attributable to certain one time adjustments to the rent rolls as indicated by the Company’s property management company. Functional food premix sales have substantially increased during the nine month period ended September 30, 2004 totaling $757,620 versus sales of $248,886 during the same nine months in fiscal 2003, and represent the majority of the Company’s revenue stream.  The Company also generated sales from its line of non-dairy whipped toppings during the nine months ended September 30, 2004 totaling $224,885, as compared to sales of $0 for the same nine month period in fiscal 2003.

Other income and expenses include comparable interest expenses over the nine month periods totaling $238,559 (2004) and $286,583 (2003).

Other costs and expenses over the nine months ended September 30, 2004  reflect the recorded equity in the Company’s ownership of Texas T Petroleum Ltd., which remained relatively constant over the respective nine month periods with an equity loss of $48,553 reported at September 30, 2004  as compared to a loss of $48,484 recorded at September 30, 2003.

Net losses for the two completed periods ended September 30, 2004 and 2003 were $361,487 (2004) and $938,730 (2003) respectively.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of September 30, 2004, the Company had negative working capital of $1,796,067 and negative Stockholders' Equity of $119,265 compared with negative working capital of $1,259,137 and Stockholders' Equity of $146,790 as of December 31, 2003. The Company's working capital has decreased as a result of the addition to current liabilities of loans that had previously been allocated as long term debts and increased accounts payable predominantly related to an increase in inventory.  Stockholders' Equity declined predominantly as a result of the operating losses for the period. Additionally, the Company was unable to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements.

Financing activities during the nine month period resulted in an increase to loans payable of $393,872 from figures reported at the year ended December 31, 2003 as a result of a second mortgage obtained on certain of the Company's commercial real estate properties and other related party loans. The majority of proceeds from the loan were used to retire a current loan in the amount of $387,000, which became due and payable at the start of the current fiscal year. Additionally the Company obtained funds totaling $440,186 from related parties and $19,600 through sales of its common stock to private investors during the most recent nine month period.  Accounts payable and accrued liabilities increased by $283,517 over the period as a result of additions to inventory, associated freight and brokerage fees and certain product development work.  The Company also expended 14,844 in leasehold improvements for one of its commercial real estate properties and $752 for the acquisition of a new computer for its Freehold, NJ office.  Accounts receivable increased over the respective periods as a result of an increase in product sales during the most recently completed three month period.  Inventory was substantially increased over the respective periods due to the acquisition of the exclusive distribution rights to Aunt Lydia’s Italian Crèmes, and minimum product orders associated with the new line. During the most recently completed nine month period, the Company also received proceeds from the sale of certain marketable securities totaling $9,215.

The Company was unable to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements for the period ended September 30, 2004.

Liquidity

The Company anticipates it will require approximately $347,000 over the next twelve months to fully implement its existing business model, which includes significant marketing efforts, the continued development and refinement of functional food formulations and products, a consumer awareness and public relations campaign, concepts for development, manufacturing and distribution of a line of our own branded food products via the Internet, expanded management resources and support staff, and other day to day operational activities.  The Company may require additional funds over the next three years to assist in realizing its goals should it not achieve anticipated bench marks over the 2004, 2005 and 2006 fiscal years.  The amount and timing of additional funds required can not be definitively stated as at the date of this report and will be dependent on a variety of factors.   As of the filing of this report, the Company has been successful in raising funds required to meet our existing revenue shortfall for the funding of our operations. Funds have been raised through private loans, equity financing and conventional bank debt. The Company anticipates revenues generated from its functional food business will greatly reduce the requirement for additional funding; however, we can not be certain the Company will be successful in achieving revenues from those operations. Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Sources of Working Capital

During the nine months ended September 30, 2004 the Company's primary sources of working capital have come from sales of functional premix, non-dairy whipped toppings and rental income from its commercial rental properties, as well as the net proceeds from loans in the amount of $438,119, sales of marketable securities totaling $9,215 and the sale of common stock with net proceeds totaling $19,600.

The Company is actively pursuing the divestiture of its real estate and completion of a spin-off of its operational subsidiary, Capital Canada, as well as the liquidation of all marketable and non-marketable securities.  On March 6, 2003 the Company announced the pending distribution of all of the issued and outstanding shares of its wholly owned subsidiary, Capital Canada, to the existing shareholders of the Company on the basis of one (1) share of Capital Canada for every five (5) shares of the Company.  Holders of the Company's Class C common stock do not have the right to participate in this distribution.  As of September 30, 2004 Capital Canada is in debt to the Company in the amount of $644,028, the repayment of which amount, and any subsequent amounts to the date of the spin-off, will be recorded as account receivable on the balance sheet of the Company, repayment of which will be negotiated by the Boards of the Company and Capital Canada, once Capital Canada has an independent Board of Directors in place.

This transaction will close during the final quarter of fiscal 2004, and repayment terms for the amount due can be finalized during that time.  The Company will look to establish the most aggressive repayment plan available during negotiation with Capital Canada's independent Board.   Additionally, concurrent with the spin off of Capital Canada, the Company will lose certain incremental income from two real estate leases entered into between Capital Canada and two third parties, which income is currently realized through consolidation of Capital Canada's operations for purposes of Fact's financial reporting.  The Company does not expect this loss in incremental income to greatly impact its financial position.

ITEM 3. CONTROLS AND PROCEDURES

The Company's sole executive officer, Ms. Jacqueline Danforth, who serves as the Company's principal executive officer and principal accounting officer, has implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Ms. Danforth.  Ms. Danforth has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004 (the “Evaluation Date”).

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

DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.

OTHER INFORMATION

During the month of July 2004, we received a loan International Securities Group, Inc. in the amount of $250,000. International Securities Group is a related party due to the fact that it is owned by W. Scott Lawler, who is a member of our Board of Directors. The terms of this loan have not been determined yet as they are being reviewed by the independent members of our Board of Directors. We intend to finalized the terms before the end of the final quarter of the current fiscal year and report them in the quarterly report for such period.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

a.

Exhibits and Index of Exhibits – see Exhibit Index below

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACT CORPORATION

Date:  November 15, 2004

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