Form 10KSB
period 2004-12-31
FACT CORP
filed 2005-04-15
CIK 707674

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

$1,417,607

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

$11,503,130 as of April 12, 2005

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

16,916,367 as of  April 12, 2005.

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

Transitional Small Business Disclosure Format (Check one): _________Yes

__________No

 PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a)

Business Development

FACT Corporation predominantly operates  in the functional food industry through its wholly owned subsidiary, Food and Culinary Technology Group Inc., (“FACT Group”) developing, licensing and supplying turnkey functional premixes to customers who manufacture, distribute, and market bakery and pasta products to consumers through a variety of conventional and alternative channels including retail, food service and specialty markets.  The Company also operates in the food industry through FACT Products Inc., (“FACT Products”), a wholly owned subsidiary of FACT Group, supplying a line of shelf stable non-dairy whipped toppings.  The Company also sells a line of home-use retail baking mixes under its Nutrition First™ brand for cookies, brownies and other products via its online internet store at www.eatwellstaywell.net.

FACT Corporation was incorporated under the laws of the State of Colorado on August 3, 1982 and is referred to herein as either "FACT", "the Company", "we", "us" or "our".  In mid 2001, the Company determined advancement of its oil and gas investments and other investments in marketable securities had not progressed as expected, and the Board of Directors determined to locate a new project of merit in a rapid growth industry with the goal of achieving positive cash flow within 36 months.  The plan called for the divestiture of the Company’s interests in any unrelated projects as quickly as was determined to be practicable.  During fiscal year 2001, as a result of this mandate, the Company completed a share exchange agreement with a private Nevada corporation in the functional foods business, FACT Group, whereby FACT Group became the Company's wholly-owned subsidiary. The Company determined that if successful, the functional food business and other food products would develop into its sole operating business.  On August 11, 2003, FACT Products acquired the rights to a shelf stable non-dairy whipped topping which it markets under the brand name “Aunt Lydia’s Italian Cremes”.

As of the date of this filing, the Company has three (3) wholly-owned subsidiaries, Wall Street Investment Corp. ("WSIC"), Wall Street Real Estate Ltd., (“Wall Street”), and FACT Group. WSIC currently has no business operations and will be dissolved or divested during the current fiscal year. Wall Street Real Estate Ltd. was incorporated in the Province of Alberta, Canada on July 23, 2002 for the purpose of holding commercial real estate assets and is intended to be divested during the current fiscal year.  FACT Group was incorporated in the State of Nevada on August 14, 2001 for the purpose of acquiring an interest in certain proprietary functional food formulations, and was acquired by the Company on November 7, 2001. FACT Group has a wholly owned subsidiary, FACT Products Inc., which was incorporated in the State of Nevada on November 5, 2001 as FACT Bread Company, Inc.

By the end of fiscal 2002, initial sales had commenced in FACT Group, and the Company determined there was enough merit to commence the divestiture of certain of the Company’s non-core assets.  As a result the Company decided to spin-off its then operational oil and gas subsidiary, Capital Canada, to its shareholders, subject to the filing and approval of a 20-F registration statement with the SEC, which was first filed by Capital Canada on July 11, 2003. Capital Canada filed Amendment #4 to the 20-F on March 16, 2004 and the spin-off took effect during the fourth quarter of 2004.  Additionally, the Board of Directors resolved to divest its interests in all commercial real estate holdings as market conditions permitted during fiscal 2004.   The Company was unable to complete the intended divestiture plans during 2004 and is targeting the second quarter of fiscal 2005 to have divested all of its other investments and subsidiaries except for FACT Group and its wholly owned subsidiary, FACT Products which will operate exclusively in the food business.

As the Company is a U.S. corporation, all dollar amounts used herein refer to U.S. dollars unless otherwise stated.

 (b) Business of Issuer

Current Operations

The Company is presently engaged in a range of business operations indirectly through its wholly-owned subsidiaries and directly through the Company.  These operations include:  operations in the food industry consisting of   the sale of premixes and other food products to commercial customers and directly to the consumer; commercial real estate operations for the generation of rental income; and passive investments in public and private corporations for the purpose of capital appreciation. The Company's business is primarily focused on its operations in the functional foods industry. As stated in “Business Development” above, the Company is presently accessing opportunities for the divestiture of its other assets and investments. During the final quarter of fiscal 2004, to further its divestiture plans the

Company accepted an Offer to Purchase on one of its two commercial real estate properties.  The transaction is scheduled to close in April 2005. A discussion of each segment of the Company's current business operations is provided below.

 Functional Food Business

Through a share exchange agreement between the Company and the shareholders of FACT Group, completed in November 2001, the Company issued a total of 2,000,000 shares of its Class C common stock in consideration for all of the issued and outstanding shares of FACT Group, a company operating in the functional food business.  The acquisition included certain proprietary formulas for functional dough and batter based products.   The acquisition of FACT Group required that the formulations be held in escrow contingent upon the Company providing capitalization to FACT Group in the amount of $3 million and the payment of $2 million in royalties to certain of the shareholders of FACT Group. In May, 2003, those certain shareholders of FACT Group filed litigation against FACT Group and the Company to terminate the share exchange agreement.  On August 14, 2003, the Company and FACT Group reached a settlement with the Plaintiffs.  As a result of this settlement, the formulas to the premixes and other intellectual property have been released to the Company. The requirement for funding of $3million is no longer included in the agreement and the plaintiffs returned all of their Class A common shares and their Class C common shares to the Company.  Certain amounts due to the Plaintiffs for services rendered were forgiven.   The purchase price for the intellectual property remains at $2 million, to be paid in the form of royalties based on pounds of product sold by FACT Group.   FACT Group is obligated to pay the following minimum annual royalty payments:

2005 – $  45,500

2006 – $  59,150

2007 – $  76,895

2008 – $  99,963

2009 – $129,953

2010 – $168,938

2011 – $219,620

2012 – $285,506

2013 - all remaining royalties become due and payable as one balloon payment.

FACT Group will also pay a maximum of $233,333 in additional income to two of the plaintiffs calculated on a monthly basis from September 1, 2003 through December 31, 2006 and payable from November 1, 2003 to February 28, 2007.  Should the plaintiffs receive royalty payments of $150,000 or more in any one year then FACT Group shall have no responsibility to pay further additional income in that year to the two plaintiffs. During 2004 the Company paid the plaintiffs royalties totaling $51,532.  As additional terms of the settlement, the plaintiffs are prohibited from competing with FACT Group for 5 years, must keep all trade secrets confidential and were required to provide training for FACT Group's new technical support personnel.

FACT Group holds the rights to certain formulations for the production of dough and batter based functional food products ranging from breads, bagels, pastas, and pizza shells, to sweet baked goods, snack bars and confectionery, as well as other foods derived from a dough, batter or mix. Commercial sales of premix commenced in November 2002. Presently, FACT Group sells its Nutrition First™ premixes and products to manufacturers, distributors and food service clients, who incorporate the premix into finished products to market and sell to the end consumer under their own retail brand/label, paying FACT Group a fee for each pound of premix purchased. FACT Group’s premixes enable customers to make claims on their end products pertaining to a variety of market positions including, reduced digestible carbohydrates, increased fiber, weight management benefits, and other tangible benefits.  FACT Group has also entered into a licensing agreement with a North American bakery ingredient distributor that sells products containing FACT Group’s premixes under its own brand name.  FACT Group receives a royalty for each pound of premix sold by such distributor. FACT Group is currently in negotiations with a number of potential new customers for the supply of functional premixes across various other product channels including snack bars, donuts, brownies, and at-home mixes for bread, muffins, cookies, cakes, brownies, pancakes, waffles and scones.   FACT Group is also pursuing other methods to increase sales and distribution of its line of premixes and finished products.  In January 2005 FACT Group launched an online store at www.eatwellstaywell.net where the consumer can directly purchase home-use versions of some of the more popular commercial bake mixes, including brownies, cookies, an all-purpose bake mix and other products.  This line of retail size mixes is also marketed under the Company’s Nutrition First™ brand.  FACT Group also developed a line of snack bars in 2004 which are market-ready and are intended to be sold through various channels during 2005, including the Company’s new internet store.  FACT Group is currently pursuing additional premix licensing agreements with large suppliers to the bakery industry. FACT Group has secured arrangements with two independent blending facilities in the State of New York for the preparation of premix for use in end consumer products.  Fiscal 2005 plans also include expanding the Company’s commercial premix distribution base, seeking alternate channels to introduce the Company’s product lines, an advertising and marketing campaign to secure sales for the new on-line store and potential merger and acquisition opportunities with complimentary organizations operating in the functional foods segment.

Functional foods can be described as foods designed to deliver specific health benefits to the consumer, and whose inherent health benefits go beyond basic nutrition, including the prevention of disease and the promotion of wellness through nutrition. FACT Group’s vision is to be a competitive supplier of nutrition solutions to commercial customers so they can create food products with added health benefits, positioned as healthy alternative foods to serve as part of the North American consumer's everyday diet. FACT Group intends to become a leader in product development and a key ingredient/premix supplier to the functional foods industry. Primary areas of focus are consumers with the following concerns: diabetes, carbohydrate control, glucose management, weight management, heart disease and digestive health.

FACT Group formulations are not patented, but are trade secrets, as is common in the food industry, and will remain proprietary by way of stringent non-disclosure and confidentiality agreements executed with the blending facilities. Customers also execute confidentiality agreements and are serviced under premix supply agreements which do not allow access to FACT Group’s premix formulations in their entirety.   FACT Group does not require any governmental approval for its existing line of products, and is currently in the process of trade marking its master brand “Nutrition First™”.

Sales of FACT Group’s premixes in fiscal 2003 accounted for 66% of the Company’s total revenues, which met the Company’s intended goal to have operations of this subsidiary become the Company’s primary source of income.  Sales from the premixes and other complimentary products in 2004 accounted for 85% of the Company’s total revenues.  While the Company’s operating food subsidiaries were profitable for the first time in 2004, the Company continues to consider its investment in FACT Group an investment in a developing business.  FACT Group’s ability to continue to execute its business plan and achieve profitable operations will be impacted by numerous factors including the following:  maintenance of existing customers and acquisition of new customers through supply and licensing agreements; acceptance of our customers’ end products by the retail consumer; acceptance of the Company’s branded products by the retail consumer; access to sufficient amounts of key ingredients for uninterrupted supply of our premixes to customers; protection of our proprietary formulations and continuing development of new commercial formulations; the onset of competitive products in the retail marketplace and ongoing financing to meet operational overhead until such time as FACT Group can consistently achieve sufficient sales to meet ongoing expenses and growth initiatives.

Competitive Business Conditions and our competitive position in the industry

FACT Group is presently operating in an emerging growth industry which has recently experienced a rush of new competitors to the marketplace.  During 2004 and early 2005, the competitive landscape was further impacted with the failure of several of these emerging enterprises which, having entered the marketplace quickly, over-saturated the market with numerous line extensions and new product offerings, only to suffer poor consumer acceptance levels, resulting in diminished sales and ultimately, product failure.   This phenomenon also extended to several larger, well established food companies that, in an effort to secure profitable segments of the market with rapid product introductions, experienced poor consumer take-off at the retail grocery level, resulting in a withdrawal of newly launched items.  Additionally, various larger and smaller food companies with sales dependent on traditional bakery goods were adversely impacted by the quick introduction and rapid expansion of functional bakery products, in particular the “low carb” segment of this functional market, resulting in more commercial product failures, dramatic sales declines and overall instability in the bakery segment of the food industry.   The Company believes this market has now progressed to a more stable operating environment, and that our unique collection of product offerings will have enhanced sales potential now that the market has settled and consumer demands and preferences have been assessed.

While direct competitors with FACT Group are limited, we consider bakery ingredient suppliers offering high fiber, low glycemic or reduced digestible carbohydrate bakery premixes which can be incorporated into end-products and are marketed to manufacturers, food service and quick serve restaurants direct competitors.  Now that FACT Group is also offering its own line of home-use baking mixes, competition will also exist from other branded and private label bakery mixes targeting the weight loss, glucose management and fiber enhancement segments of the market.

However, the segment of the functional foods industry in which we are operating, breads, grains and baked goods,

accounts for approximately 40% of total sales in our segment of the food industry, allowing room for a vast competitive landscape.  FACT Group has ample opportunity to secure a profitable segment of the market share.  Presently we estimate there are between 10 and 15 organizations providing the industry products which may be considered similar to those marketed by FACT Group.  Many of these companies are much larger and better financed than FACT Group.

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

Dependence on one or a few major customers

FACT Group’s revenues for fiscal 2003, 2004 and to the date of this report rely heavily on sales made to a single customer.  Western Bagel Baking Corporation of Van Nuys, California accounted for approximately 85% of FACT Group’s premix sales to the end of fiscal 2003, and 70% of premix sales to the end of fiscal 2004.  As at the date of this report, FACT Group is actively working to successfully close additional client accounts that should assist in better diversifying our revenue base.  It is anticipated that until such time as FACT Group establishes its products in the marketplace, it will remain reliant on a small number of key customers to drive sales.

A mount of time spent during each of the last two fiscal years on research and development activities and if applicable the extent to which the cost of such activities are borne by customers

During the past two fiscal years, FACT Group has reduced the time and resources from that previously spent commercializing its premixes for commercial sales.  These efforts were predominantly expended during fiscal 2002 and during the first quarter of fiscal 2003, with product sales being the focus for the balance of fiscal 2003 and 2004, once a complete commercial product line had been established.  While there were new product additions in fiscal 2004, much of this work was completed in collaboration with one of FACT Group’s key distributors in order to keep expenditures to a minimum and also to draw from the experience of an extremely diverse product development team.  Amounts expended by FACT Group in pursuit of such activities are borne exclusively by FACT Group.

Distribution Methods

FACT distributes its products directly to customers from its contracted warehouse space on the East and West coasts.  FACT’s line of premixes is also distributed to clients through a licensing agreement under which a large North American bakery ingredient manufacturer has licensed FACT Group’s formulations to blend and sell under their own brand.  Commencing in early 2005, FACT also distributes product directly to the consumer from its Freehold, NJ facility where online orders from the www.eatwellstaywell.net internet store are processed, packaged and shipped.

Need for Government approval of principal products

FACT Group uses only those raw ingredients which have already received government approval for use in food products. All our premixes contain GRAS (Generally Regarded As Safe) ingredients which have received Food and Drug Administration (FDA) approval as required.

Other Food Products

During fiscal 2003, FACT Group’s wholly owned subsidiary, FACT Products acquired the exclusive world-wide license to a line of imported, shelf stable, non-dairy whipped toppings which it markets under the brand name “Aunt Lydia’s Italian Cremes”.

The toppings are available in four flavors including, chocolate, strawberry, vanilla and mocha.   The toppings are lower in fat, have no cholesterol and do not require refrigeration.   The products are manufactured in Italy and exported to North America.

Distribution Methods

FACT Products presently distributes the “Aunt Lydia’s Italian Cremes” through conventional channels including retail supermarkets, direct to the consumer from orders derived from our online store and limited sales direct to restaurants and other smaller retail outlets.  FACT Products is presently looking to introduce the crèmes to a wider range of distribution channels including the addition of further retail supermarket chains, multi-packs for club stores, quick serve restaurant chains and international venues.

Competitive Business Conditions and our competitive position in the industry

The Company is aware of several other whipped topping products that are sold under brand names, such as Reddi Whip and also under private labels in major supermarket chains.  To the knowledge of the Company, all of these products require refrigeration to stay fresh.  Aunt Lydia’s Italian Cremes are shelf stable, non dairy toppings which should provide some form of competitive advantage in the marketplace for both our anticipated customers and the end consumer as they do not require refrigeration.  The Company is also unaware of any other imported whipped toppings or any toppings available in mocha flavor, which should provide some additional competitive advantage.  However, retail supermarkets, club stores and other targeted channels for the sales of the Aunt Lydia’s whipped topping are extremely competitive environments where larger, better financed companies with established brand names in the whipped cream or whipped topping segment can be expected to continue to dominate market share.

 Sources and availability of raw materials and the names of principal suppliers

The whipped topping products are manufactured under contract by a supplier in Italy and are imported into the United States.  The Company is unable to comment at this time on the availability of raw materials due to the early stages of business growth.  To date the Company has not experienced any issues in obtaining product in a timely manner to meet purchase orders.

Dependence on one or a few major customers

As at the date of this report the Company is relying on sales from one North-east supermarket chain, Acme Supermarkets. While the product was also introduced to Publix Supermarkets in mid 2004, sales of the product at the participating locations were not considered satisfactory to Publix in order for them to continue to offer the product.  In January 2005 Publix advised the Company they were discontinuing the Italian Cremes from their grocery sales.  Sales of the product at Acme Supermarkets have been consistent and Acme continues to reorder product.  The Company will require additional operational experience with the product before we can determine the potential for these whipped toppings.  Presently we are negotiating with several club stores, a quick-serve chain, and various international supermarket opportunities.

                                                                                                                                                                                       Amount of time spent during each of the last two fiscal years on research and development activities and if applicable the extent to which the cost of such activities are borne by customers

The Company has not spent any time on research and development of the Aunt Lydia’s products, though during 2004 time was allocated to new packaging formats such as 36 unit shippers and 3 unit multi-packs to expand the product formats available to retail supermarkets and club stores.

Real Estate

The Company owns two commercial buildings in the City of Calgary, Alberta, which are presently generating rental income.  As of December 2004, the Company accepted an Offer to Purchase one of the two commercial buildings for a purchase price of $2.55 million (Cdn)dollars.  The sale is expected to conclude in April 2005.

The first commercial building, held directly by the Company, offers approximately 22,145 square feet of office space and laboratory space.  As at December 31, 2004, the Company had leased out 18,543 of the total available square footage in this building.  As at the date of this report, the Company has accepted an offer to purchase the property from Calgary, Canada-based Calfrac Well Services Ltd., for total proceeds of $2.55 million (Cdn) dollars.  The Company currently holds a non-refundable deposit of $200,000 (Cdn) which will be applied towards the purchase price on closing. At December 31, 2004 this facility had a total of 3 primary tenants (one of which is Capital Canada, formerly a wholly owned subsidiary of the Company, which sublets all of its available lease area to two additional tenants).  Each of the primary tenants is signed to long-term lease agreements expiring in 2005 or 2007.  The two subtenants have subleases with Capital Canada, one of which expires on October 2005 and the other is a month-to-month sublease.  As at the date of this report, the Company has four further leases.  This leaves the Company with approximately 3,602 square feet of vacant space.  The additional leases are short and mid-term leases ranging from month to month for 200 sq ft, a one year term (expiring February 2005) for 805 sq ft and two leases with two year terms for 453 sq ft and 1,107 sq ft respectively.  With the pending sale of the property, the Company will not pursue tenanting the space that is currently vacant.

The second commercial building, held by the Company’s wholly owned subsidiary, Wall Street Real Estate Ltd., serves as one of the Company’s two corporate offices, as well as an additional source of rental income. The building has approximately 7,680 square feet of office space divided equally into two condominium units. The Company occupies a total of 768 square feet and has leased out all of the remaining available space to two tenants. Both leases carry five-year terms, and expire in 2006 and 2007. One of the leases also includes an option to purchase 3,840 square feet of space expiring January 2007.

The Company also holds title to a single family residence located in a lakeside community in Calgary, Alberta which was purchased by the Company for use by its then-President, Mr. W. Scott Lawler, as an enticement for him to relocate to Calgary, Alberta. This home is approximately 6,300 square feet on 1/3 of an acre. Mr. Lawler occupies the property and makes all payments related to the property's mortgage, including insurance and property taxes. Mr. Lawler has an option to acquire this property from the Company, and has indicated his intent to exercise this option to purchase in the first half of 2005.  The Company has commenced the necessary paperwork to affect the transfer of this property to Mr. Lawler as of April 2005.

The Company has invested over $2.8 million in its commercial and residential real estate. The realizable value of this real estate is dependent on a fluctuating real estate market in the City of Calgary, Alberta. In addition, while the rental market for commercial real estate in Calgary, Alberta is presently favorable, the market is subject to fluctuations in these conditions and the Company may not be able to fully lease its income generating properties. The ability of the Company to lease these properties at full capacity is impacted by various market conditions, including a necessity for our lease rates to remain competitive in the surrounding market areas. In addition the Company's ability to continue to collect a majority of the payments owed under its current lease agreements could become contingent upon the success of the major tenants occupying each property.  Currently, a portion of the Company's revenue stream is generated through lease payments from three developing businesses that may not realize revenues or continue to realize revenues in the normal course of business. In the event these companies default under their lease obligations, and the Company can not find suitable replacement tenants, or divest the properties, the Company's financial position could be adversely impacted.

The Company has entered into property management agreements with respect to the operations of both its commercial properties.  The Company intended to look for favorable divestiture opportunities for all its real estate holdings in fiscal 2003; however it was unable to finalize any transactions during that period.  During fiscal 2004 the Company has entered into one agreement for the sale of one of the two commercial properties, and expects to be able to divest/transfer the balance of its real estate holdings prior to the close of the second quarter of fiscal 2005.

Oil and Gas Properties

As at the close of the 2004 fiscal year, the Company no longer owned an active interest in oil and gas properties.  Concurrent with the spin-off of Capital Reserve Canada Limited (“Capital Canada”), formerly a wholly owned subsidiary of the Company and the operating subsidiary holding interests in oil and gas operations, the Company ceased to have any ongoing interest in oil and gas operations.

The distribution of all of the issued and outstanding shares of Capital Canada, to the existing shareholders of the Company on the basis of one (1) share of Capital Canada for every five (5) shares of the Company was completed during the fiscal quarter ended December 31, 2004. . As at December 31, 2004, Capital Canada is in debt to the Company in the amount of $650,559, the repayment of which amount has been impaired by $325,000, and recorded as account receivable on the balance sheet of the Company, repayment of which is currently under negotiated by the Boards of the Company and Capital Canada.

Investments in Marketable and Non-Marketable Securities

The Company has made equity investments in a public reporting Alberta corporation and its private subsidiary. The Company originally made these investments with the intent of becoming more actively involved in the oil and gas industry, specifically through the commercialization of a proprietary and patented heavy oil upgrading technology under development by these companies. These companies divested their interest in this heavy oil upgrading technology in December 2001 (transaction closed March 2002) and are currently reviewing new business opportunities. The Company is presently in negotiations for the divestiture of its interest in the private subsidiary and expects to conclude terms on this sale by the close of the second quarter of fiscal 2005. At year end this interest remains on the books of the Company with a net realizable value of $55,753. The Company’s interest in the public reporting corporation is on the books of the Company with a market value of $16,397 as at December 31, 2004.  Subsequent to the year ended the Company successfully divested this interest for cash consideration.

 Through the sale of certain oil and gas development leases in fiscal 2002 the Company also acquired an interest in a further public reporting corporation.  The Company divested itself of these securities on June 10, 2003.

The Company acquired an interest in shares in a second reporting corporation during 2003 by way of settlement of a claim in bankruptcy relating to a lease for space in one of the Company’s rental properties.  These securities remain on the books of the Company with a market value of $7,265.

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

Employees

As of April 12, 2005, the Company and its subsidiaries had 2 full-time contract employees and 4 part-time contract employees providing various administrative and support services through consulting companies. The tasks and duties undertaken by employees include corporate management, legal counseling, administration, accounting, sales and marketing, and product development. The Company contracts with certain other consultants to provide product development services, sales support, marketing and advertising support, investor relations activities and property management as is required.

ITEM 2. DESCRIPTION OF PROPERTIES

Real Estate Investments

The Company currently has investments in commercial and residential real property located in the City of Calgary, Alberta. Its policy regarding real estate investments has been to invest in commercial properties that it believes will generate positive monthly net income. There are presently no limitations on the number of mortgages that may be placed on any property owned by the Company.  The Company has entered into a purchase and sale agreement with respect to one of its two commercial properties and intends to divest its remaining commercial real estate holdings prior to the close of the second quarter of fiscal 2005.  The Company does not anticipate any new acquisitions of real estate. All operations of the Company’s commercial real estate assets are handled through property management companies.

Commercial Property #1- 335-25th St. S.E. Calgary, Alberta (Sale pending)

This property is a single story building on 1.68 acres and is comprised of 14,960 square feet of office space and 7,185 square feet of laboratory space. The property was acquired in August 2000 at a cost of $1,719,257 (CDN $2,225,000).  Lease hold improvements totaling $102,331 (CDN$123,247) have been completed since the acquisition of the property. The book value as of December 31, 2004, net of depreciation totaling $226,883 (CDN $273,258) is $1,722,843 (CDN$2,074,989), comprised of $627,699 (CDN$756,000) for land and $1,322,027 (CDN$1,592,247) for buildings and improvements.

The Company holds a fee simple title to this property.  The Company has no present plans for the improvement of this property, and management believes the property is adequately covered by insurance.

Presently the property has an occupancy rate of 84%, with four primary tenants that each occupies between 5% and 30% of the total space in the building.  The Company has entered into head lease agreements with each of these 4 tenants, one of which is the Company’s formerly wholly-owned subsidiary, Capital Canada. Capital Canada has subleased all of its available square footage to two corporate entities.

The first head lease agreement for 6,546 square feet of office space is between the Company and Toshiba, which was assigned to the Company upon the purchase of the building. The Toshiba lease generates $62,506 (CDN $75,282) in annual rental payments and expires July 31, 2005.  Annual lease rates per square foot remain constant at $9.55 (CDN $11.50) plus operating costs. Toshiba is a major supplier of office equipment.

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

The third head lease agreement is with the Company's wholly owned subsidiary Capital Canada for 3,136 square feet of office space and lab space for a term of 5 years, expiring on October 31, 2005 at an annual lease rate of $28,117 (CDN$33,864), or $9.13 (CDN$11.00) per square foot.  Capital Canada has subleased all available space to two tenants; the first tenant has a sublease on an escalating rate which expires on October 31, 2005.  The current rate of $14.94 ($18.00CDN) is the maximum rate under the sublease.  The second sublease at $13.28 ($16.00CDN) per sq foot plus an equipment cost of $ 233.89 ($281.70 CDN) per month expired on December 31, 2003 and has continued on a month to month basis since that date. As at the date of this report this tenant has entered into an additional head lease with the Company for one year, therefore the Company believes that this tenant will maintain the existing month to month at least until the sale of the building in April 2005 is concluded.  The subleases are both to companies involved in the chemical industry.  Presently the Company receives incremental income from these leases through consolidation of Capital Canada’s operations for purposes of FACT’s financial reporting.  With the completion of the spin-off of Capital Canada in the fourth quarter of fiscal 2004, during 2005 to the date of the sale of the property, the Company will only receive rental income from Capital Canada, and will no longer benefit from the incremental income generated by Capital Canada’s two subtenants.  The Company does not expect this to adversely affect monthly revenues due to the pending sale of the property.

The fourth head lease agreement was entered on October 21, 2004 with Screen Giant Media Corp. for 718.8 square feet for a monthly rental of $726.50 ($875 CDN).  On December 15, 2004, the rental agreement was amended whereby the leased area was increased to 1,017 square feet for a monthly rental of $1,120.89 ($1,350 CDN).  The new lease agreement commenced on January 1, 2005 and is to expire on January 31, 2006.

The expiration dates for the various leases and sub-leases are detailed in the following table:

Lease	Expiry Date	Square Footage
Toshiba Canada	July 31, 2005	6,546
Group 4 Falck	November 30, 2007	6,386
Capital Canada	October 31, 2005	3,136*
Group 4 Falck	Month to Month	200
Canada Chemical	February 28, 2005	805
SpectroChem Inc.	March 14, 2006	453
Screen Giant Media Corp.	January 31, 2006	1,017

 *  There are two subleases one of which expires on October 31, 2005 and the other which is presently month to month.

 The average effective annual rental as at the year ended December 31, 2004 is $8.86 ($10.67CDN) per square foot. The property is depreciated over 25 years using the straight line method of depreciation which is the same method adopted for tax purposes. Annual property taxes are $42,755 ($51,495 CDN).

As noted above, the Company received an offer to purchase this property for $2,117,239 ($2,550,000CDN) which is expected to conclude during April 2005.

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

Renovations on the building were completed during the year ended December 31, 2001 and amounted to $263,303 (CDN$340,758). The book value as of December 31, 2004, net of depreciation totaling $54,974 (CDN $66,211) is $456,283 (CDN$549,546), comprised of $53,138 (CDN$64,000) for land and $458,119 (CDN$551,758) for buildings and improvements.

The Company has no present plans for the improvement of this property and management believes that this property is adequately covered by insurance.

This property has an occupancy rate of 100%. The Company has entered into head lease agreements with two tenants that occupy 50% and 40% of the total space in the building respectively. The Company has retained 768 square feet for its own use.

The first head lease agreement for 3,072 square feet of office space is between the Company and International Securities Group Inc. ("ISG"), a related party. ISG is a junior venture capital company, whose sole shareholder is a director of the Company.  ISG's director and sole shareholder, Mr. W. Scott Lawler, is also a member of the Company’s Board of Directors (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS"). The ISG lease currently generates $22,955 (CDN $27,648) in annual rental payments and expires July 31, 2006.  Annual lease rates per square foot are $7.47 (CDN $9.00), plus operating costs.  ISG has subleased 1,811 square feet of office space to its clients, all of whom are junior development companies.

The second head lease agreement for 3,840 square feet of office is between the Company and 5 Crowns Investment Corporation ("5 Crowns"). This lease currently generates $28,695 (CDN $34,560) in annual rental payments and expires January 31, 2007.  Annual lease rates per square foot are $7.47 (CDN $9.00), plus operating costs.  5 Crowns, a private offshore investment company, in turn has sublet the entire premises to Westsphere Asset Management Inc. whose principal business is that of a holding company for wholly owned subsidiaries. Additionally, 5 Crowns has an option to purchase the building on the following schedule:

1.        $348,721 (CDN $420,000)  if the option is exercised no later than February 1, 2005.

2.        $366,158 (CDN $441,000) if the option is exercised no later than February 1, 2006.

3.

$384,424 (CDN $463,000) if the option is exercised no later than February 1, 2007

The option is null and void after February 1, 2007 and has not been exercised as of the date of this report.

The property is depreciated over 25 years using the straight line method of depreciation, which is the same method adopted for tax purposes. Annual property taxes are $8,686 ($10,462 CDN).

The Company has listed the condominium unit at 1530-9th Ave S.E., Calgary Alberta for sale as of the date of this report.  The asking price is $120 ($155 CDN) per sq ft of net rentable space or $459,911($595,200CDN).

Residential Property – 836 McKenzie Lake Bay S.E, Calgary , Alberta

This property is a single family residence located in a lakeside community and was purchased by the Company for use by its then President and as an enticement for him to relocate to Calgary, Alberta. This home is approximately 6,300 square feet on 1/3 of an acre, with an acquisition cost of $629,751(CDN $815,000), and the book value as of December 31, 2004, net of depreciation totaling $76,110 (CDN $91,666) is $600,576 (CDN$723,333), comprised of $261,541 (CDN$315,000) for land and $415,145 (CDN$500,000) for buildings and improvements

The Company has a fee simple title to this property. It is the opinion of management that this property is adequately covered by insurance.

The property is depreciated over 25 years using the straight line method of depreciation which is the same method adopted for tax purposes. Annual property taxes are $5,104 ($7,125CDN).

Mr. Lawler occupies the property and makes all payments related to the property's mortgage, insurance and property taxes. There are no present plans to make any further improvements to this property.  It was anticipated that during the fiscal year ended December 31, 2004 Mr. Lawler would exercise an option to acquire this property from the Company.   This option exercise did not occur prior to the most recent fiscal year end, but subsequent to year end, the Company has commenced the necessary paperwork to conclude the transfer prior to June 30, 2005.

Real Estate Commitments – Financial and Other:

Commercial Property #1 – 335-25th St. S.E., Calgary, Alberta:

The Company holds a fee simple title to this property. In purchasing this property, the Company received a mortgage in the initial amount of $1,236,320 (CDN $1,600,000) secured by the property. The mortgage is held by Standard Life and had a balance of $1,103,076 (CDN$1,328,544) as at December 31, 2004. The balance accrues interest at the rate of 8.60% per annum and the loan is amortized over fifteen years, maturing on September 1, 2005. Monthly payments of principal and interest total $13,043 (CDN$15,709).  The loan cannot be prepaid.

There is a second mortgage on this property with Securus Financial as at March 17, 2004 and a third charge on this property by way of a convertible debenture,  both of which are more particularly described below.

Commercial Property #2 – 1528/1530-9th Ave S.E., Calgary, Alberta

The Company received an original mortgage on this property of $211,115, secured by the property, for a period of one year from a related party. The mortgage accrued interest at the rate of 10% per annum, expiring April 11, 2002. This holder released the property from the mortgage thereafter, and the balance due was converted to a secured convertible debenture, accruing interest at 18% per annum and payable on December 31, 2004. During the course of fiscal 2002 the Company transferred title on this property to its wholly owned subsidiary, Wall Street Real Estate Ltd., and obtained a loan secured by the property in the principal amount of $356,987 (CDN$462,000) from the Alberta Treasury Branches (“ATB”). As at December 31, 2004 the mortgage had a remaining balance of $346,614 (CDN$417,461).

The ATB loan bears interest at a rate of Canadian prime (6.25% as of December 31, 2004), plus 2%.  The loan is amortized over 20 years and matures annually on June 30.  Monthly payments of principal and interest are $3,238 (CDN$3,900). There is a second charge on this property by way of a convertible debenture, more particularly described below.

Residential Property - 836 McKenzie Lake Bay S.E, Calgary , Alberta

The Company obtained a mortgage on this property from the Alberta Treasury Branches in the initial amount of $440,606 (CDN$570,217), secured by the property. The balance accrues interest at a rate of Canadian Prime less 0.25%, compounded, and adjusted on a semi-annual basis.  As at December 31, 2004 the effective rate of interest was 4.03%. The loan is amortized over 25 years and matures on May 1, 2005.  As at December 31, 2004 the mortgage had a remaining balance of $395,951 (CDN$476,883).  If all principal and interest payments, but no prepayments, are made as required up to the maturity date, the loan will have a balance of $386,054 (CDN$464,963). Up to 20% of the original loan amount may be prepaid in each calendar year without incurring a penalty.  Monthly payments of principal and interest are $3,244 (CDN$3,908).  Mr. Lawler has the option to purchase the property and has indicated his desire to exercise said option.  The Company has commenced the preparation of the necessary documents to affect a transfer of the property and expects this transaction to conclude prior to the close of the second quarter of fiscal 2005.

Other Security Pledges

During fiscal 2002, the Company converted its mortgage with the related party lender  in the initial amount of $211,115, as well as certain other loans advanced to the Company by this lender, to a secured convertible debenture in the amount of $650,000 bearing interest  at a rate of 18% p.a. and secured by a third charge over the Company’s two commercial properties, and a fixed and floating charge over all of the other assets of the Company, other than the residential property,  including accounts receivable and investments. The loan is convertible into the Company's common stock at the rate of $1.60 until maturity, December 31, 2004. Interest is payable monthly on the last day of each month until maturity, at which time principal and all accrued and unpaid interest shall be due and payable.  If the shares underlying the debenture are registered by the Company with the SEC in an effective registration statement and the market price of the Company’s Class A Common Stock exceeds $4.00 for a ten (10) day period of time, the balance of this debenture and all accrued and unpaid interest thereon will automatically convert into shares of Class A Common Stock..  During the month of December 2004, the Company renegotiated the terms of the Debenture with the lender to extend the note for a period up to an additional 12 months, or December 31, 2005.  Interest will continue to accrue at a rate of 18% p.a., and shall accrue until maturity, at which time the principal and all accrued and unpaid interest shall become due and payable.  The Company entered into an agreement to sell one of its commercial properties in December 2004, with an anticipated closing in April 2005.  As part of this divestiture, the Company has agreed to reduce the amount of the loan outstanding with the lender from net proceeds derived from the sale. The specific amount of reduction will be negotiated with the lender once the first and second mortgages on the property are retired and all legal fees, commissions and closing costs associated with the sale of have been determined.

The Company had a loan of $386,350 (CDN$500,000) with Access Mortgage Corporation Limited which became due and payable on February 1, 2004.  The loan was secured by a second mortgage on the real estate located at 1528-1530, 9th Avenue S.E., Calgary, Alberta, Canada and was subject to interest at a rate of 1.5% per month, payable on the first day of each month.  The Company prepaid the interest in the total amount of $69,543 (CDN$90,000) at the time the mortgage was obtained in fiscal 2003.  During fiscal 2004 the Company negotiated an extension of this loan for a period of 30 days, during which time it negotiated a new mortgage with a different lender in the total amount of $427,599 (CAD$515,000).  Proceeds from the new loan were used to retire the original loan in full.  The new loan was granted on March 17, 2004 from Securus Financial, an unrelated third party.  The loan is secured by a second mortgage on the real estate located at 335 25th Street S.E., Calgary, Alberta, Canada and bears interest at a rate of 13% per annum.  Interest only payments of $4,633 (CDN $5580) per month are due and payable five business days before the last business day of each month.  The Company paid a commitment fee of $11,938 (CDN $15,450) to Securus with respect to the transaction. The loan becomes due and payable on September 30, 2005 but will be retired in full upon conclusion of the sale of the commercial property described above.

See "FINANCIAL STATEMENTS" below.

Marketable and Non-Marketable Securities

As at December 31, 2004 the Company holds a number of marketable and non-marketable securities that were acquired in various transactions.

As of December 31, 2004 the Company owns 306,101 (16.15%) common shares of Texas T Petroleum Ltd., a private oil and gas company.   These securities are non-marketable.  The Company has determined that this investment has a net realizable value of $55,673 as at December 31, 2004.

As of December 31, 2004 the Company owns 89,775 shares (3.8%) of Texas T Minerals Inc. a public reporting company trading on the Canadian TSX Venture Exchange which has been recorded on the financial statements with a value of $16,397 based on the quoted market price of the stock at that date. Subsequent to year end the Company successfully divested its interest in this Company for cash consideration.

During fiscal 2003 the Company received 174,988 shares of the common stock of Australian Oil and Gas Corporation (formerly Synergy Technologies Corporation) a reporting company trading on the OTC:BB in settlement of a bankruptcy claim for breach of a lease agreement.  The shares have been recorded on the financial statements with a value of $7,265 based on the quoted market price of the stock at December 31, 2004

The Company's total combined investment in marketable and non-marketable securities as at December 31, 2004 is $79,335 after the elimination of the Company’s shares held by Petroleum valued at $8,277.

ITEM 3. LEGAL PROCEEDINGS

In May  2003, the Company and its subsidiary Food and Culinary Technology Group Inc. (“FACT Group”) were served with a verified complaint filed in the Superior Court of New Jersey in Monmouth County (docket # MON C-164-03) by Steven Schechter, Jennifer Flynn, Steven Capidocasa and F.A.C.T. Group LLC, a New Jersey limited liability company owned by the individual plaintiffs.  The complaint sought various remedies including the return of the formulas on which FACT Group has created its functional food premixes.   On August 14, 2003, FACT Corp. reached a settlement with the Plaintiffs in the legal matter pending in the Superior Court of the State of New Jersey.  As a result of this settlement, the formulas to the pre-mixes and other intellectual property were immediately released to FACT Corp. The Class A common shares and the Class C common shares were returned by the plaintiffs.  Certain amounts due to the plaintiffs for services rendered were forgiven.  The purchase price for the intellectual property remains at $2 million, to be paid in the form of royalties on a per pound of product sold by FACT Group.  FACT Group will pay a maximum of $233,333 in additional income to two of the plaintiffs over the next 3 and 1/2 years, the payments commenced on November 2003.  The Plaintiffs will be prohibited from competing with FACT Group for 5 years, must keep all trade secrets confidential and provide training for FACT Group's new technical support personnel.

The parties executed the settlement agreement in June 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

The Company's common stock trades on the OTC/BB under the symbol "FCTOA".  Following is a report of high and low bid prices for the last two fiscal years.

Year 2004	High	Low
4th Quarter ended 12/31/04	0.78	0.40
3rd Quarter ended 9/30/04	0.90	0.59
2nd Quarter ended 6/30/04	1.67	0.62
1st Quarter ended 3/31/04	1.83	0.80

Year 2003	High	Low
4th Quarter ended 12/31/03	0.80	0.37
3rd Quarter ended 9/30/03	0.46	0.03*
2nd Quarter ended 6/30/03	2.04*	0.32*
1st Quarter ended 3/31/03	1.84 *	0.60*

*These prices reflect the reverse split of the Company’s stock on a four for one basis that took effect on August 6, 2003.

The information as provided above was provided by Yahoo Finance's website. The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of April 12, 2004, there were 13 market makers in the Company’s stock. The last available reported trade by the

OTC/BB prior to the filing of this report was April 12, 2004 at $0.68.

As of March 31, 2005, there were 702 record holders of the Company’s Class A common stock.

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

(1)

At the shareholders meeting held on July 17, 2003 the shareholders approved a 2003 stock option and stock award plan of up to 1,000,000 stock options whereby employees, officers, directors and/or consultants of the Corporation may be compensated through the granting of stock options and stock awards, the Plan will

(2)

be for such number of shares that is equal to twenty percent (20%) of the Corporation’s total  issued and outstanding shares as at the time that the Corporation adopts a formal written Plan; directors will be eligible for no more than 25% of the shares authorized under the Plan and executive officers will be eligible for no more than 25% of the shares authorized under the Plan.  The Corporation has not yet adopted a formal written Plan and therefore any options to be set under the plan have not been included in the above disclosure.

(3)

The options as disclosed here relate to a stock option plan approved in 2001.  The Company affected a 4 for 1 reverse split during 2003 and the numbers disclosed herein reflect the reverse split.

(b)

 RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended December 31, 2004, we agreed to issue the following unregistered securities:

Date	Amount of Class A Common Shares (1)	Issued To	Amount of Consideration $	Type of Consideration	Exemption
10/1/2004	41,250	Finkelstein Capital	26,400	Services	Regulation D
10/19/2004	25,000	John Demoleas	30,000	Services	Regulation D

 (1)

These shares have all been issued as of the date of this report.

The shares listed in the table above shown as having been sold under the “Regulation D” exemption were sold in compliance with the exemption from the registration requirements found in Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company paid no commissions or finders fees in connection with this offering.  Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. Each purchaser represented to the Company that he was purchasing the securities for his own account and not for the account of any other persons. Each purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

1.

Plan of Operation

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company does generate income from sales of functional premix and whipped toppings and rental income on a monthly basis, these proceeds are not sufficient to meet the Company's current monthly overhead, which includes the on-going business of three operational subsidiaries. The Company will require approximately $3,687,489 to cover its anticipated overhead and operational needs, inclusive of inventory, for the upcoming twelve-month period.  Revenues generated from operations (excluding real estate operations which are scheduled for disposition prior to the close of the second quarter of fiscal 2005) are expected to contribute $3,794,098 in gross revenues and offset operational overhead by approximately $1,118,584.  The Company anticipates the sale of both of its commercial real estate properties during the first 6 months of fiscal 2005, and therefore has not included potential revenues generated from these properties to offset overhead expenditures in its forecast.  Additionally, the greater part of the net proceeds from the sale of the Company’s two commercial properties, the liquidation of other marketable securities and a recovery of the Company’s investment in Capital Canada, formerly a wholly owned subsidiary, are intended to be allocated to retire the Company’s outstanding debt prior to allocating these proceeds to general working capital.  Operational overhead related to the real estate operations has been included in our calculation of forecasted expenditures however, up to the close of the second quarter of fiscal 2005.  While the Company has projected gross revenues from its food operations of approximately $3,794,098 over the upcoming twelve months, such projections are subject to numerous factors that are beyond our control. Projected operational costs and overhead of $3,687,489 include $2,380,840 for inventory and premix costs associated with the Company’s functional foods business, $294,673 associated with costs and inventory associated with the sale of our branded non-dairy whipped topping, $125,000 in advertising and marketing costs for our “at-home” line of premixes currently sold online at our internet store at www.eatwellstaywell.net and

$887,000 in general operating expenses relating to the Company and all of its existing subsidiaries. The Company may be required to raise approximately $500,000 to meet its projected costs should it not be successful in achieving its projected gross revenues. The Company expects that it will be able to obtain additional equity and/or debt financing to meet this need, or that net proceeds will be available from the divestiture/liquidation of its various non-core assets, once planned debt reduction (discussed above) has been concluded. The Company entered into a purchase agreement for one of its commercial properties prior to the end of fiscal 2004, with an anticipated closing date of April 22, 2005.  The Company has received a non-refundable deposit in respect of this transaction and is confident the sale will conclude as planned. The Company has also listed one of two condominium units comprising its second commercial property for sale at an asking price of approximately $450,000.  While there is no certainty the Company will conclude the sale of this second property, funds contributed from the sale of these commercial properties would substantially meet any shortfall in general operating expenses, after all associated debt obligations have been retired.   The Company may alternatively be required to identify additional sources for financing, and also intends to contact investors that have previously provided funds to the Company.

The Company’s budget of $887,000 in general operating expenses includes the expenditure of approximately $342,640 over the next twelve months on ongoing product refinement, technical support, the development of second and third generation functional formulations, and advertising and marketing for our Nutrition First line of “at-home” premixes currently available for purchase on-line, including amounts paid to employees and consultants retained for the purposes of providing research and development support.

Included in the cash requirements noted above of $3,687,489 over the next twelve months is an amount of $759,184 with respect to the operations of FACT Group, exclusive of inventory requirements and forecasted costs of goods sold.  From the date of acquisition November 2001 to December 31, 2004, the Company has funded a total of $793,310(net of associated interest charges) to FACT Group in respect of its ongoing operational expenses.

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

b.

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

FUNCTIONAL FOODS BUSINESS:

*

We may not be able to continue to profitably market formulations for our current functional premixes or commercialize products under development. Our branded line of home-use products available lat our on-line store may not receive consumer acceptance.  Existing supply agreements with customers and ongoing expressions of interest from potential customers may not result in new or continuing supply or licensing agreements or generation of revenues in the time frame we envision.

*

While we have to date been able to secure supply and licensing contracts with recognized food industry clients, our products may not gain the necessary market acceptance from the end-of-the-line retail consumer in order to substantiate repeat sales to existing and/or future clients.

*

We may not be successful in educating the mainstream community as to the benefits of our products, even in partnership with larger, more experienced client firms and the proper resources.

*

*

We may not be able to secure favorable long-term agreements with our ingredient suppliers, and as a result may not be able to provide our clients product in a timely fashion and at the right price point.

*

Larger, more capitalized and more resourceful corporations have begun to introduce products into the marketplace in direct competition to our client's products, and our premixes, and we may not be able to successfully maintain or increase market share.

*

Even if we secure multiple clients and our products gain the requisite market acceptance, we may not be able to successfully expand our business to meet our projected growth, or respond effectively to the industry's demand for new products.

*

While our formulations will be protected under stringent non-disclosure and confidentiality agreements, that may not provide the Company adequate protection and others may be able to develop similar formulations.

REAL ESTATE OPERATIONS:

Until such time as the Company can successfully divest its remaining real estate assets, a portion of our operations and revenue stream is derived from leasing activities which generate rental income. Such operations may be affected by a number of external factors including:

*

The rental market for commercial real estate is subject to fluctuations which may prevent the Company from keeping its properties leased or from achieving 100% capacity lease arrangements.

*

The ability of the Company to continue to generate income from its rental properties is somewhat dependent on the ability of the Company to offer competitive lease rates within the immediately surrounding area.

*

Presently a portion of the Company's existing rental income is generated through lease payments from development stage businesses that may not realize revenues, or continue to realize revenues sufficient to meet their ongoing lease obligations.

*

The tenants of the Company’s real estate properties may default on their payment obligations and the Company may not be able to locate suitable replacement tenants.

*

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

GENERAL OPERATIONS:

*

Despite the growth of the Company’s primary business over the past 24 months, the Company still has limited operating history and, therefore, little history on which to base any forecasts.

*

Although the Company intends to divest all non-core assets and investments, we are presently operating in several different industry segments, each of which are subject to substantial external risk factors which may affect the Company's ability to recognize value.

*

*

We have incurred substantial operating losses and risk never becoming profitable.

*

Shareholders will face substantial dilution of their equity ownership percentage if we have to issue additional shares to raise capital or make new acquisitions. The extent of potential dilution depends significantly on the market price of our outstanding shares and may cause significant dilution in the value of your investment.

*

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

Overview

The Company is a development stage company with its primary operations in the food industry, however, we continue to operate our commercial real estate properties, and also have negligible equity investments in certain marketable and non-marketable securities. With the acquisition of FACT Group as a wholly owned subsidiary in November 2001, FACT determined to re-focus its operations on one industry sector, the functional foods arena, and determined to divest the balance of these assets in favor of developing its functional foods business. The Company has successfully divested certain of these on-core assets during fiscal 2004, and intends to proceed with the divestiture of each of these remaining assets immediately upon reaching satisfactory agreements for sale, the intent being a recovery of or a gain on the initial investment.

The following paragraphs provide an overview of the industry sector in which the Company will focus its resources, and in which we are currently developing our business directly and through certain wholly owned subsidiaries.

Functional Foods Industry

In 1989, Stephen DeFelice, chairman of the Foundation for Innovation in Medicine, first introduced the term, "nutraceutical" to describe foods with nutritional and pharmaceutical qualities. More recently the term "nutraceutical" has become commonly substituted for the term "functional".  We believe that the most accurate description of  “functional foods” are foods, similar in appearance to conventional foods that are consumed as part of a usual diet, which demonstrate physiological benefits and/or reduce the risk of chronic diseases beyond basic nutritional functions.  To answer North America's appetite for health, many ingredient suppliers have developed functional ingredients for use in foods. In 2001 Mintel, a firm of industry analysts, suggested the market for functional foods in the US was approx $1.4 billion, with a global market at that time of approx $47 Billion.  The trend indicates continuing growth and we see this as a particularly attractive niche – provided we can offer quality products as we grow and continue to secure market share.

We believe that the mainstream consumer is changing.   We expect that as people learn more about the links between diet and health, and as the necessity for special needs diets is growing rapidly in North America, consumers will recognize the benefits offered by functional foods, and that they will continue to actively seek these products to include  in their daily diets. We believe that the key is to offer consumers added health benefits in foods they already enjoy, and to make certain they taste good in order to establish repeat sales of functional products. Companies intending on competing in this sector must also be willing to make a commitment to provide the consumer with educational materials and information to help them make healthier choices.

FACT Group has developed a line of functional dough and batter based formulations in order to supply and license turnkey premixes providing health benefits to a variety of customers for the manufacture of finished products, including  a variety of breads, bagels, pasta, pizza crust and sweet baked goods such as cookies, muffins, donuts and cakes.   All our products have been specially formulated for manufacturers to complement their existing non-functional products and capture significant incremental revenue with no change to existing manufacturing processes. This product line up has been expanded in early 2005 with the introduction of our online store at www.eatwellstaywell.net where we directly offer the consumer our line of home-use bake mixes under our Nutrition First™ brand.

Use of FACT Group’s proprietary premixes enable consumers and manufacturers to address numerous health conditions, including the following concerns:

. Weight Management/Control/Obesity

. Diabetes/Glucose Control

. Heart Disease

. Carbohydrate Management

. Digestive Health

. Dietary fiber enhancement

FACT Group estimates that a large number, perhaps as many as 60 million Americans,  actively follow a specific dietary regimen at any time; that over 40 million Americans who suffer from some form of chronic digestive disorder; that 2 of every 5 Americans have high cholesterol; and that over 16 million Americans are diagnosed diabetics.  Recent studies have indicated that obesity rivals heart disease as the number one cause of death in the United States.  By eating products made with FACT Group’s functional premixes as a part of a regular daily diet, end consumers do not have to dramatically change their lifestyle in order to reap the benefits of reduced digestible carbohydrates, glucose management, increased fiber, reduced calories, low sodium, no added sugar and no cholesterol.

FACT Group’s products are developed keeping in mind that taste is important, and we believe that we must achieve good taste to ensure FACT Group’s success in the marketplace.  Weight management, carbohydrate control and fiber enhancement solutions through healthy, functional foods is a large and growing segment of the overall food category and through sales of premix to manufacturers, who create a variety of food products, FACT Group hopes to be able to provide solutions to consumers in supermarkets, specialty health food stores, restaurants, foodservice distributors and convenience stores with minimal associated overhead.  FACT’s new online store now allows us to deal directly with the retail consumer, providing products that support their particular diets and requirements.

The multiple benefits associated with the products created from FACT Group’s functional premixes should allow our commercial customers to position new functional products to suit their current market positioning, generate line extensions or create entirely new product lines with functional benefits.  These same benefits can be imparted directly to those consumers that purchase our branded product directly online.

In fiscal 2003, FACT Group entered into a licensing agreement with a major bakery ingredient distributor for the sale of premixes manufactured using our formulations, under the distributors own brand.  Additionally, we have developed a line of snack bars using our functional premixes, to compliment our new line of  retail sized, home-use bakery mixes which we intend to add to our online offerings for sale direct to the consumer during fiscal 2005.  The bars and retail size bake mixes can also be customized and marketed to our commercial clients.

FACT Group has made application to trademark its own symbol for brand recognition, Nutrition First™. FACT Group presently uses this trademark not only for its line of premixes available to manufacturers, but also on its own line of “home-use” products for sale directly to the consumer.  Ultimately FACT Group is hopeful its trademark will stand as a symbol of quality ingredients on customers’ end packaging in support of the health benefit positions they intend to market, adding value, similar to the NutraSweet® swirl.

Present Situation

FACT Group is currently marketing and selling its functional premixes for breads, pizza crust, bagels, pasta and sweet goods products to independent manufactures and a major bakery ingredient distributor.  FACT’s revenue stream is presently dependent on one key customer which accounts for approximately 85% of the Company’s total annual sales.  The Company is in advanced negotiations with several potential clients for the provision of premixes and products across various new segments including snack bars, retail size mixes, sweet goods and new product formats.

The Company anticipates it will achieve gross sales of approximately $3,700,000 million in fiscal 2005 from the sale of premix and products to the consumer, as well as existing and new customers across its various product categories.

In the event the Company is unable to achieve its targeted gross sales, the Company may seek to raise additional equity or debt capital of up to$500,000, which proceeds will be used to fund the operations of FACT Group including its 2005 marketing and advertising plans and to expand the product offering at its online store, www.eatwellstaywell.net.  As at the date of this report the Company does not have commitments to provide these funds. The Company expects to realize funds during the current fiscal year to assist with its ongoing operations through the sale of certain real estate assets and other marketable securities presently under agreement for sale or targeted for divestiture.  Should FACT Group achieve its forecasted sales of X million in fiscal 2005, it may not require additional funding for its operations.  Additionally, successfully achieving our sales targets should provide for profitability by the end of fiscal 2005.

Our products

Products currently being marketed by the Company include formulations for bread, bagels, fresh pasta and sweet baked goods, including ready-to-eat snack bars, which offer the consumer a combination of added health benefits including: no sugar, no cholesterol, reduced carbohydrates, low fat, high fiber and low sodium. The foundation or “core” of each of the end products is a dough or batter based system, the composition of which varies depending on the product type and flavor. The Company currently uses two independent blending facilities located in New York state, to blend the dry ingredients forming our premix. Agreements with the blending facilities allow FACT Group to maintain control over its proprietary formulations and ensure the formulations remain proprietary. The blend of dry ingredients for each product category, referred to as "premix", is then delivered to FACT Group’s customers for addition of the balance of ingredients, manufacturing of product and distribution. Products are distributed under the clients' brand or private label. Revenues are generated by way of a fixed cost per pound of premix sold to the customer.  FACT Group also generates revenue through a licensing agreement with a major North American bakery ingredient distributor.  This distributor pays FACT Group a royalty for each pound of premix sold under their own label.  The distributor’s private label premix is manufactured using FACT Group’s proprietary formulations, Additionally, FACT Group intends to work towards securing private labeling agreements during fiscal 2005 for its line of ready-to-eat snack bars and other line extensions.

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

Sales of in-store or independent bakery breads has grown at a rate of 7% annually since 1993 and translates into a $5 billion industry. Sales of these premium breads are coming at the expense of packaged breads.  Boutique bakery breads sales are experiencing an annual growth rate of 25% and are now exceeding $300 million for this segment.  Of late, industry reports indicate a decline in overall bread sales of between 15% and 20%.  Various industry authorities attribute this decline to the increasing interest in controlled carbohydrate offerings.  FACT Group’s premixes for bread and bread-based products offer a solution for manufacturers in the bread industry.  FACT Group’s line of bread products are reduced in digestible carbohydrates and high in fiber, making them suitable for controlled carbohydrate diets, as well as other diet conscious consumers.

Pasta

The U.S. market in dry pasta sales are approximately $2.25 billion. With the addition of the food service contribution to pasta sales, the category jumps to over $5 billion in annual sales.   The pasta category has also experienced a decline in sales in 2003 and 2004, which is believed to be associated with the trend towards “reduced carb” product offerings.

Pasta is similar to bread from a formulation perspective and FACT Group’s proprietary mixes work in a similar fashion as they do in bread.

For pasta products, FACT Group provides functional benefits by creating a unique high fiber, reduced digestible carbohydrate formulation. While there are high fiber pastas on the market today, achieved by the addition of whole grains, FACT Group has taken a different approach to the market by not only improving the taste of high fiber pasta, but concurrently reducing net digestible carbohydrates using state of the art fibers clinically proven to have numerous health benefits. FACT Group sees opportunities for customers across the pasta category including dry and fresh pasta. Initially, customers will include smaller branded, private label and specialty manufacturers.  FACT has developed a line of reduced carb, high fiber pastas which is being distributed under the Quick Quisine label by one of our commercial clients under license from Atkins Nutritional Inc.  The Company expects to see this product launched on the East Coast in spring 2005 with expansion to other North American markets in the late summer or fall of fiscal 2005.

Sweet Goods

The ready baked sweet goods category represents some $13.8 billion in annual US sales. The key market elements include cookies at $7.1 billion and sweet goods such as muffins, brownies, etc. that are largely sold in the baked goods aisle at  $3.7 billion. Some $3.1 billion of total sweet goods are sold as refrigerated/frozen items available chiefly in supermarkets.

FACT Group’s formulations can offer a wide range of traditional product offerings that are better for you.  This category is mature and ripe for innovation as consumers are looking for answers to living a healthier lifestyle without sacrificing taste or quality. FACT Group has a number of product options available in this category including cookies, muffins, brownies, cakes, scones, donuts, pancakes and waffles.

Portion Controlled/ Individually Wrapped/Ready-to-eat Convenience

                                                                                                                                                                                   Consumers’ lifestyles and time demands have driven dramatic growth in individually wrapped, ready-to-eat snacking items. Individually wrapped cookies, brownies, muffins etc. are widely available from supermarkets, convenience stores and vending machines. These items are sold both individually packaged or in multi packs.

FACT Group is pursuing this rapidly growing format with potential customers in two market segments.  One set of customers see the opportunity to build distribution of lower carbohydrate/high fiber individual products in the convenience store and vending channels. Another set of potential customers are focusing on the weight management aspect of portion controlled units that allow dieters to control calories and reduced carbohydrate/high fiber benefits while still enjoying full flavored taste. FACT has developed an attractive line of reduced  carbohydrate, high fiber snack bars fortified with 25% of the recommended daily allowance of 17 essential vitamins and minerals which will be its first product offering in this segment.  The Company is presently in negotiations for the launch of customized versions of its line of snack bars in late fiscal 2005.

The direct to consumer opportunity

With the rapidly growing market trend towards reduced carbohydrate products, and a desire by the consumer to return to the kitchen, at-home retail sized mixes in this category are seeing substantial growth.  Additionally, the health conscious consumer is motivated to actively seek out products to suit their dietary needs.  Subsequent to the close of fiscal 2005 FACT launched its online store at www.eatwellstaywell.net to take advantage of this attractive opportunity.  Presently the Company is selling a variety of bake at home mixes, including brownies, cookies, an all purpose bake mix and other fare under its Nutrition First brand from its internet store.  Complimentary products such as our line of Italian crèmes are also available for purchase.  The Company has developed a complete marketing and advertising plan for implementation in fiscal 2005 to introduce our online store to the consumer and attract increased product sales.   We will also look to add to the product offering available at the online store during the second half of fiscal 2005.

Key customer segments

Manufacturers

Distributors

Retailers and Food Service

Specialty/Health/Diet

Direct to Consumer

Other Food Products

During fiscal 2003 FACT Products Inc., a wholly owned subsidiary of FACT Group Inc., acquired a line of imported shelf stable, non-dairy whipped toppings known as Aunt Lydia’s Italian Crèmes.   FACT Products has the exclusive worldwide rights to the Aunt Lydia’s brand crèmes and commenced marketing the product towards the end of fiscal 2004.  The crèmes are unique in formulation and are available in four flavors including vanilla, chocolate, strawberry and mocha, and do not require refrigeration to stay fresh.  The Company has executed multiple purchase orders from an East Coast retail supermarket chain and continues to market the product to other retailers in order to expand sales of the product line.  The product is currently sold in cases, and additional formats including multi-pack units suitable for club stores and 36 –unit shippers for in aisle supermarket display were added to our product portfolio in fiscal

2004.  The Company is hopeful that with increased distribution this product line will provide an additional revenue stream to offset current operational shortfalls.  At the start of fiscal 2005 the Company also commenced sales of this product direct to the consumer from its online store at www.eatwellstaywell.net.  Presently the Company is negotiating with club stores, quick-serve restaurants and several international distributors for the possible sale of this product.

Milestones

NEAR TERM GOALS (2005)

The Company’s near term goals include a focus on the ongoing operation of our functional foods business.  FACT Group intends to increase its presence in marketplace by continuing to provide premix to customers who will launch functional food products and further develop our corporate infrastructure. The Company is hoping to see improved sales of its premixes during fiscal 2005 to a wider array of commercial clients, as well as increased product diversification in the marketplace.  Additionally, the Company intends to direct resources to its new online store where we presently market our own line of retail “at-home” mixes directly to the consumer.  Our marketing plans call for promotional offers, and a focused internet and print advertising campaign to help establish recognition for our master brand, “Nutrition First™”. We also intend to expand the product offerings for our online store in the second half of 2005 to appeal to a wider range of consumers.

The Company also intends to conclude the divestiture of its other assets in order to focus entirely on the operations of its foods businesses.  The Company established a test kitchen in Freehold, New Jersey in fiscal 2003 for the purpose of ongoing development of new functional formulations and products, which we continue to use as our primary operational location.  FACT Group is aggressively pursuing additional supply and licensing arrangements with corporations established in the food industry for the manufacture, marketing and distribution of our line of functional premixes. It is the intent of the Company that additional customers will launch products containing our functional premixes throughout the year so that revenues generated from the functional food business will assist the Company in achieving profitability during fiscal 2005.

Presently the Company is in negotiation with several additional clients for the supply and licensing of our functional premixes for breads, bagels, pasta and a variety of sweet baked goods, as well as our line of snack bars and private label opportunities for our direct to consumer retail mixes. The Company is hopeful it will finalize these negotiations throughout fiscal 2005.

To further enhance our ability to increase revenues in fiscal 2005 the Company may also look to complete strategic mergers or acquisitions with complimentary businesses.   In this manner the Company may be able to access previously unavailable distribution channels in a more expedient manner.

INTERMEDIATE TERM GOALS (2006-2007)

Building on our near-term plan for development, the Company intends to experience substantial growth  over  the intermediate term. Our objectives include the following:

*

Continued growth for of our line of “at-home” products under our master brand, Nutrition First, for direct market to the end consumer via internet and other channels.  Potential expansion of this line to include a unique off-shoot of products specially directed to the diabetic and glucose management markets.

*

Expand our client base to include supply and licensing partnerships with additional medium to large sized industry participants and certain major industry participants in the manufacturing, distribution, quick serve restaurant and food service channels;

*

Formation of an Asian and  European division to market and launch products in international markets;

*

Ongoing successful education of retail consumers through public relations initiatives and mass media coverage;

*

Continue to develop and refine new lines of second and third generation functional products, perhaps to include a line of premixes for end products which would be marketed as supplements as opposed to food products;

These initiatives will require additional capitalization of an amount that is as yet undetermined, however, the Company believes it can achieve these goals provided funds can be made available through profits from ongoing premix and product sales, additional debt and/or equity financing, or conventional credit arrangements with major banking institutions.

LONG TERM GOALS (2007 AND BEYOND)

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

Financial Outlook

The Company has completed the spin off of its operational oil and gas subsidiary during the final quarter of fiscal 2004 and therefore has no longer included this subsidiary in its consolidated balance sheets.  Additionally, the Company does not intend it will generate substantial revenues from its real estate operations during this current fiscal year, having accepted an offer to purchase one of its commercial properties with a closing date scheduled in April 2005, and aggressively pursing the sale of the second commercial property.  Our 2005 mandate calls for the divestiture of all remaining non-core assets as soon as practicable, which will allow the Company to greatly streamline its operations, will provide additional funds for ongoing working capital and the settlement of outstanding debts.   The Company expects to focus on increasing the revenue stream generated by the supply and licensing of its commercial functional food premixes and products to various clients and by generating sales from its new online store.

The Company may seek to raise approximately $500,000 dollars in the form of debt and/or equity financing in the near term to assist with growth objectives.  As noted above, we will continue to look to divest those assets not directly related to our core business of functional food products. This should provide the Company adequate resources to continue operations and establish increased cash flows to cover operational expenses and achieve profitability by the close of fiscal 2005. There is no assurance that the Company will be successful in raising this amount of capital or meeting its anticipated operational goals.

Results of Operations

Comparison of 2004 and 2003

For the years ended December 31, 2004 and 2003 the Company incurred operating losses of $131,147 and $754,173 respectively. Fiscal 2004 losses included a substantial increase in revenues to $1,417,607 from $757,537 (2003).  The increase in revenues can be attributed to an increase in sales of functional food premixes to $918,690 during fiscal 2004 as compared to sales of $498,615 in fiscal 2003.  Associated costs of goods sold relating to functional premix sales increased from $313,525 (2003) to $507,132 (2004).  Oil and gas sales and expenses decreased from $22,652 in 2003 to nil in 2004 due to the Company’s disposition of the majority of the producing oil and gas leases in May 2003. As such, there had been no operation in 2004 compared to three months of operation in 2003.  In addition, revenues from sales of petroleum products decreased from $30,583 in fiscal 2003 to nil in fiscal 2004, again as a result of the divestiture of the oil and gas operations.   Rental income remained relatively constant over the two years ended 2004 and 2003 at $213,011 (2004) and $221,089 (2003), respectively.  The Company has entered into an agreement for the sale of one of its two commercial properties, which is expected to close in April 2005. Legal fees decreased substantially from $230,942 (2003) to $70,888 (2004).  The substantially increased legal costs in 2003 were a direct result of litigation with certain shareholders of FACT Group at that time.  There were no similar proceedings in fiscal 2004.  There was a decrease in consulting fees (consulting fees and services settled by the issue of shares) from $352,306 (2003) to $285,084 (2004) as a result of the termination of several consultants to FACT Group due to the litigation.   Associated administrative expenses decreased from $441,304 (2003) to $315,052 (2004) due to further streamlining of the Company’s food operations.

In fiscal 2004, there was a non-recurring, non-operating expense totaling $48,562 which is virtually unchanged from the 2003 expense which totaled $48,191.  This expense reflects the movement in the value of assets held by a private corporation in which the Company holds an interest.

Interest expenses and fees increased in 2004 as the Company obtained funds to meet the shortfall from its operations through conventional mortgages and loans from private investors. Other income decreased substantially from $35,815 in 2003 to $35 in 2004 as the 2003 figure included a non-recurring source of revenue resulting from a receipt of a non-refundable deposit of $35,815 with respect to a purchase agreement for the sale of one of the Company’s commercial properties, which did not close during fiscal 2003. With respect to the disposal of substantially all of the Company’s operating oil and gas assets in fiscal 2003, the Company recorded a gain of $27,803 in fiscal 2003, as compared to only $347 in 2004.  The Company no longer carries out operations n the oil and gas segment.  2004 results also include the impairment of certain inventory assets to reflect current market value.  There was no similar expense in fiscal 2003.

Net losses for the two completed fiscal years were $595,303 (2004) and  $1,004,274 (2003) respectively,

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of December 31, 2004, the Company had negative working capital of $3,610,886 and Stockholders' Equity of $40,142 compared with negative working capital of $1,259,137 and Stockholders' Equity of $146,790 as of December 31, 2003. The Company’s working capital has been decreased as a result of the accumulation to current liabilities of additional short term loans. Stockholders' Equity increased predominantly as a result of the disposition of Capital Canada, formerly a wholly owned subsidiary of the Company.  As a result of the disposition, Capital Canada’s accumulated losses are no longer included in the Company’s 2004 stockholders’ equity.

Liquidity

The Company anticipates it may require approximately $500,000 over the next twelve months to fully implement its existing business plan, which includes significant marketing efforts, the continued development and refinement of functional food formulations and products, a consumer awareness and public relations campaign, concepts for development, manufacturing and distribution of a line of our own master brand food products via the internet, expanded management resources and support staff, and other day to day operational activities.  The Company may require additional funds over the next three years to assist in realizing its goals should it not achieve anticipated bench marks over the 2005, 2006 and 2007 fiscal years.  The amount and timing of additional funds required can not be definitively stated as at the date of this report and will be dependent on a variety of factors.   As of the filing of this report, the Company has been successful in raising funds required to meet our existing revenue shortfall for the funding of our operations. Funds have been raised through private loans, equity financing and conventional bank debt. The Company anticipates revenues generated from its functional food business will greatly reduce the requirement for additional funding; however, we can not be certain the Company will be successful in achieving revenues from those operations. Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Sources of Working Capital

During 2004 the Company's primary sources of working capital have come from revenues generated from our functional foods business, revenues generated by our commercial rental properties and the net proceeds from:

*

$427,599 in the form of private and institutional loans bearing interest at various rates;

*

$479,730 in the form of loans from related parties bearing interest at various rates; and,

*

$19,600 from sales of common stock.

As noted above, the Company is actively pursuing the divestiture of its real estate, having accepted an offer for the sale of one of its two commercial properties in December 2004.  The Company is also aggressively pursuing the liquidation of all marketable and non-marketable securities.

On March 6, 2003 the Company announced the pending distribution of all of the issued and outstanding shares of its wholly owned subsidiary, Capital Canada, to the existing shareholders of the Company on the basis of one (1) share of Capital Canada for every five (5) shares of the Company.  This transaction concluded in the final quarter of fiscal 2004.  As of December 31, 2004 Capital Canada is in debt to the Company in the net amount of $650,559, which amount has been impaired by $325,000 on the books of the Company to reflect anticipated recovery, the repayment of which amount is currently under negotiation by the Boards of the Company and Capital Canada. Additionally, concurrent with the spin off of Capital Canada, the Company lost certain incremental income from two real estate leases entered into between Capital Canada and two third parties, which income, up to the effective date of the spin off, was realized through consolidation of Capital Canada’s operations for purposes of FACT’s financial reporting.  The Company does not expect this loss in incremental income to greatly impact its financial position.

Material Commitments for Capital Expenditures

Pursuant to a settlement agreement entered into between FACT LLC and Steven Schechter, Jennifer Flynn and Steven Capodicasa, FACT Group has an obligation to pay a total of $2,000,000 in royalty payments over 10 years and the amount of up to $233,333 in salary compensation to Flynn and Schechter.

ITEM 7.  FINANCIAL STATEMENTS

FACT CORPORATION

FINANCIAL STATEMENTS

AS AT THE FISCAL YEARS ENDED DECEMBER 31, 2004 AND 2003

with

REPORT OF INDEPENDENT REGISTERED  PUBLIC ACCOUNTING FIRM

INDEX TO FINANCIAL STATEMENTS

FACT CORPORATION

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Consolidated Balance Sheets	F-3 to F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Cash Flows	F-6 to F-7

Consolidated Statement of Stockholders’ Equity	F-8 to F-9

Notes to Financial Statements	F-10 to F-23

Report of Independent Registered Public Accounting Firm

Board of Directors

Fact Corporation

We have audited the accompanying consolidated balance sheets of Fact Corporation as of December 31, 2004 and December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2004 and December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fact Corporation as of December 31, 2004 and December 31, 2003 and the consolidated results of its operations, stockholders’ equity, and its cash flows for the years ended December 31, 2004 and December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Miller and McCollom

MILLER AND MCCOLLOM

Certified Public Accountants

4350 Wadsworth Boulevard, Suite 300

Wheat Ridge, Colorado 80033

April 13, 2005

FACT CORPORATION Consolidated Balance Sheets
	December 31,
	2004	2003
Current Assets
Cash	44,904	53,273
Inventory	314,457	58,288
Accounts receivable	79,233	119,308
Account receivable – Capital Reserve Canada Ltd.	325,559	-
Prepaid expenses and deposits	39,082	26,512
Total Current Assets	803,235	257,381

Investment in Texas T Companies	72,070	80,080
Investment in Capital Reserve Canada Ltd	68	-
Investment in Australian Oil and Gas	7,265	13,521

Property and Equipment
Intellectual property	2,770,678	2,770,678
Oil & gas leases (net of accumulated depletion of $0 for 2004 and 2003) Full Cost Method	-	10,026
Real Property (net of accumulated depreciation of $363,967 in 2004 and $254,609 in 2003)	2,754,876	2,633,771
Office equipment and computers (net of accumulated depreciation of $20,512 for 2004 and $12,626 in 2003)	11,172	12,988
Total Property and Equipment	5,536,726	5,427,463

Total Assets	6,419,364	5,778,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	621,220	340,307
Accounts payable (related parties)	244,300	256,157
Loans payable (related parties)	1,139,851	4,635
Loan payable	2,296,250	727,210
Current portion of long-term debt and acquisition cost	112,500	188,209
Total Current Liabilities	4,414,121	1,516,518

Long Term Liabilities
Acquisition cost payable	1,965,101	2,060,228
Future site restoration	-	3,067
Loans payable (related parties)	-	654,164
Long-term debt	-	1,397,678
Total Liabilities	6,379,222	5,631,655
Commitments and contingencies

FACT CORPORATION Consolidated Balance Sheets
	December 31,
	2004	2003

Stockholders' Equity
Class A Common Stock - authorized 100,000,000 shares of no par value; 16,836,367 issued and outstanding as at December 31, 2004 and 4,652,337 at December 31, 2003	8,119,630	7,807,855
Class C Common Stock – authorized 2,000,000 shares of no par value; 2,000,000 issued and outstanding as at December 30, 2002 and 2001	-	540,000
Class A Common stock warrants	47,985	54,638
Accumulated deficit	(8,170,739)	(8,195,307)
Accumulated other comprehensive (loss)	43,266	(60,396)
Total Stockholders' Equity	40,142	146,790
Total Liabilities and Stockholders' Equity	6,419,364	5,778,445

FACT CORPORATION Consolidated Statements of Operations
	December 31,
	2004	2003
Revenues
Petroleum & natural gas (net of royalties)	-	30,583
Functional food premix	918,690	498,615
Italian Crème sales	274,206	-
Consulting income	11,700	7,250
Rental income	213,011	221,089
	1,417,607	757,537
Costs and Expenses
Petroleum & natural gas related cost (including depletion)	-	22,652
Functional food premix	507,132	313,525
Italian Crème costs	224,854	-
Impairment of inventory	134,176	-
Legal	70,888	230,942
Consulting fees	228,684	62,152
Consulting fees/services settled by the issue of shares	56,400	290,154
Depreciation and amortization	93,682	84,034
Other Administrative expenses	315,052	441,304
Write down of bad debt	3,500	18,755
Equity in loss of Texas T Petroleum Ltd	48,562	48,191
	1,682,930	1,511,709
(Loss) from operations	(265,323)	(754,173)

Other income and expenses
Other Income	35	35,815
Interest income	65,269	56,058
Interest expense	(395,631)	(369,778)
Gain on disposal of assets	347	27,803
	(329,980)	(250,102)
Provision for income taxes	-	—
Net (Loss)	(595,303)	(1,004,274)

Net (Loss) per Common Share	(0.04)	(0.37)

Weighted Average Number of Common Shares Used in Calculation	14,924,052	2,735,542

Other comprehensive income
Net loss	(595,303)	(1,004,274)
Foreign currency translation adjustment	86,568	89,584
Unrealized profit (loss) on marketable securities	(15,096)	22,134
Total other comprehensive income	(523,831)	(1,115,992)

FACT CORPORATION Consolidated Statements of Cash Flows
	December 31,
	2004	2003

Cash From Operating Activities:
Net (loss)	(595,303)	(1,004,274)
Reconciling adjustments
Depreciation, depletion and amortization	93,682	97,966
Gain (loss) disposal of assets	-	(27,804)
Write down bad debt	3,500	18,755
Equity in Texas T Petroleum Ltd	371	48,191
Adjustment to cash at beginning of period from disposition of Capital Canada	3,920	-
Debt recovery	-	(1,801)
Issuance of shares for settlement of services	56,400	229,688
Services paid by issuance of stock option	-	8,135
Issuance of shares for acquisition of property	-	2,800
Drilling expenditures	-	(6,959)
Gain on sale of securities	(339)	-
Changes in operating assets and liabilities
Accounts receivable	36,575	(57,046)
Prepaid expenses and deposits	(12,570)	233,928
Inventory	(256,169)	(54,668)
Accounts payable and accrued expenses	269,056	48,645
Net Cash Flows From Operating Activities	(400,877)	(464,444)

Cash From Investing Activities:
Acquisition of property and equipment	(16,400)	-
Proceeds from disposal of equipment/property	-	111,923
Acquisition of intellectual property	-	(230,678)
Investment in Capital Reserve Canada Ltd.	(68)
Disposition oil and gas assets net accretion	6,959
Proceeds from sale of securities	9,714	-
Net Cash Flows From Investing Activities	205	(118,755)

Cash From Financing Activities:
Loan proceeds	427,599	529,264
Repayment of long term debt	(48,709)	(70,345)
Reduction to loans payable	(433,627)	(77,583)
Proceeds (Repayment) of related party loans	479,730	(15,563)
Acquisition cost payable	(95,127)	172,938
Sales of common stock (net of offering costs)	19,600	89,400
Capital contribution by an officer	6,916	17,436
Net Cash Flows From Financing Activities	356,382	645,547

Foreign currency translation adjustment	39,840	(35,819)

FACT CORPORATION Consolidated Statements of Cash Flows
	December 31,
	2004	2003
Net change in cash and cash equivalents	(4,449)	26,529
Cash at beginning of period	49,353	26,744
Cash at end of period	44,904	53,273

Supplemental disclosure of cash flow information:
Interest paid	395,631	369,778
Income taxes paid

Non-cash investing and financing transactions:
Loans settled by the issuance of common stock	-	406,831
Accounts payable settled by the issuance of common stock	-	52,331
Recovery on disposition of Capital Canada (net of impairment of $325,000)	325,559	-

FACT CORPORATION Consolidated Statements of Shareholders’ Equity
	Class A Common Stock		Class C Common Stock		Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2002	1,958,960	$6,708,630	2,000,000	$540,000	438,281	$338,498	$(7,191,033)	$(172,114)	$223,981
Issue of shares to settle accounts payable	193,819	52,331	—	—	—	—	—	—	52,331
Issue of shares to retire loans payable	1,506,781	406,831	—	—	—	—	—	—	406,831
Issue of shares for services	614,559	229,688	—	—	—	—	—	—	229,688
Issue of shares for acquisition	10,000	2,800	—	—	—	—	—	—	2,800
Capital Contribution by Officer	—	17,436	—	—	—	—	—	—	17,436
Stock issuances related to private placements	368,218	50,623	—	—	368,218	38,777	—	—	89,400
Issue of option for services	—	8,135	—	—	—	—	—	—	8,135
Elimination of shares of FACT Corporation held by Texas T Petroleum Ltd.	—	8,744	—	—	—	—	—	—	8,744
Foreign currency translation adjustment	—	—	—	—	—	—	—	89,584	89,584
Unrealized gain on marketable securities	—	—	—	—	—	—	—	22,134	22,134
Cancellation/expiry of warrants		322,637	—	—	(424,523)	(322,637)	—	—	—
Net loss for the year	—	—	—	—	—	—	(1,004,274)	—	(1,004,274)
Balance at December 31, 2003	4,652,337	7,807,855	2,000,000	540,000	381,976	54,638	(8,195,307)	(60,396)	146,790

FACT CORPORATION Consolidated Statements of Shareholders’ Equity
	Class A Common Stock		Class C Common Stock		Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Stock issuances related to private placements	72,593	10,393	—	—	72,593	9,209	—	—	19,602
Capital Contribution by Officer	—	6,916	—	—	—	—	—	—	6,916
Elimination of shares of FACT Corporation held by Texas T Petroleum Ltd.	—	7,205	—	—	—	—	—	—	7,205
Foreign currency translation adjustment	—	—	—	—	—	—	—	86,568	86,568
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(15,096)	(15,096)
Cancellation/expiry of warrants	—	15,861	—	—	(13,758)	(15,861)	—	—	—
Conversion of Class C shares to Class A common shares at ratio of 6 for 1	12,000,000	540,000	(2,000,000)	(540,000)	—	—	—	—	—
Stock issuances related to services	91,250	56,400	—	—	—	—		—	56,400
Distribution of CCRL to shareholder (less impairment of recoverability)		(325,000)					619,870	32,191	327,061
Net loss for the period ended December 31, 2004	—	—	—	—	—	—	(595,303)	—	(595,303)
Balance at December 31, 2004	16,816,180	8,119,630	—	—	440,811	47,985	(8,170,739)	43,267	40,143

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2004 and 2003

Note 1- Summary of Significant Accounting Policies

This summary of significant accounting policies of FACT Corporation (the “Company”) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

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

In 1999, the Company's principal place of business moved to Canada. In December 1999, the Company formed a wholly owned subsidiary, Capital Reserve Canada Limited, an Alberta corporation ("Capital Canada"), to locate and acquire producing oil and gas assets in Canada.  This subsidiary was divested in the fourth quarter of fiscal 2004 by way of a distribution of shares to the shareholders of the Company and therefore, for the year ended December 31, 2004,

On November 7, 2001 the Company entered into a Share Exchange Agreement with the shareholders of Food and Culinary Technology Group Inc. (“FACT”), a Nevada corporation, whereby all of the issued and outstanding shares of FACT were exchanged for 2,000,000 shares of the Company’s Class C common stock. (Note 2)

On February 8, 2002, the Company changed its name to FACT Corporation.

On July 23, 2002 the Company formed a wholly owned subsidiary, Wall Street Real Estate Limited (“WSRE”), an Alberta corporation. WSRE purchased from the Company, certain commercial real estate located at 1528-1530 9th Avenue S.E., Calgary, Alberta, Canada.

As of December 31, 2004, the Company has three wholly owned subsidiaries, Wall Street Investments Corporation (WSIC) (dormant Colorado corporation), FACT and WSRE.  FACT Products Inc. (formerly FACT Bread Company Inc.), a Nevada corporation, was incorporated in November 2001 and is a wholly owned subsidiary of FACT.

Operations

Real Property The Company owns three real properties located in the City of Calgary; two of which are commercial buildings and the other is residential.  The commercial properties are held for production of rental income and the residential property is held subject to a consulting agreement (Note16).  These activities currently produce annual revenues for the Company.

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

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2004 and 2003

Use of Estimates in the preparation of the financial statements

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Consolidation

As a result of the distribution of Capital Canada in 2004 (note 16), the consolidated financial statements for 2004 include the Company and its remaining wholly owned subsidiaries FACT, WSRE and FACT Products Inc.  The consolidated financial statements for 2003 include Capital Canada.  All significant inter-company accounts and transactions have been eliminated.

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

Currency

The functional currency of the Company's Canadian subsidiaries is the Canadian dollar. The functional currency of  FACT and FACT Products Inc. is the United States Dollar. The Company translates amounts into United States dollars using the current rate method.  Under this method, assets and liabilities are translated to United States dollars at current exchange rates and income statement accounts are translated at the average rates prevailing during the period. Related translation adjustments are reported as other comprehensive income, a component of stockholders’ equity.

 (Loss) Per Share

(Loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares (including both Class A and c) outstanding during the year.  Fully diluted earnings per share are not presented because they are anti-dilutive.

Inventory

The company’s inventory consists of functional premix food products and shelf stable non-dairy whipped toppings is valued at the lesser of cost or net realizable value using the average cost method.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 107 (“SFAS 107”), Disclosure About Fair Value of Financial Instruments. SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s accounts receivable, prepaid expenses and other current expenses, and the current portions of notes payable approximate their estimated fair values due to their short-term maturities.  The fair market value of long term debt can not be determined due to a lack of comparability of similar market instruments.

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2004 and 2003

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

The Company expenses advertising costs as incurred and the total amounts for 2004 and 2003 were minimal.

The Company paid no cash dividends in 2004 or 2003.

Reclassifications

Certain reclassifications have been made to previously reported statements to conform to the Company’s current financial statement format.

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has insufficient working capital and is sustaining losses, and therefore may be forced to discontinue operations. This fact raises substantial doubt about the Company’s ability to continue as a going concern.  Management plans to raise additional capital to complete its business plan.

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2004 and 2003

Note 2 – Acquisition of Food and Culinary Technology Group Inc. (“FACT”), Intellectual Property, and Issuance of Class C Common Stock

On November 20, 2001, the Company acquired all of the issued and outstanding shares of FACT in exchange for 2,000,000 shares of the Company’s Class C common stock. The acquisition is treated as a purchase that is valued at $0.65 per share or $1,350,000, consisting principally of certain intellectual property, formulas, patent rights and other intangible assets. The excess of the amounts paid, over the fair value of the net assets acquired (which were nominal), is allocated to the intangible assets of $1,350,000. Since 60% of the FACT common stock acquired was from a related party, who had no verifiable historical cost for their shares, the portion of the intangible assets acquired attributable to the related party of $810,000 has not been included in the accompanying balance sheet. The remaining portion, $540,000 is attributable to parties who were not related parties. Management believes that the amount allocated to intangible assets represents fair value of the assets acquired. The per share value attributed to the Class C common shares is $0.65 per share, which is the same as the market price of the Class A shares on the date of acquisition.

The 2,000,000 shares of the Company’s Class C common stock that it issued on November 20, 2001, to acquire all of the shares of FACT, are convertible into a total of 12,000,000 shares of the Company’s Class A common stock. As of February 11, 2004, all of the holders of the Company’s Class C common stock elected to convert all of their shares into shares of Class A common stock.  During the second quarter of fiscal 2004, the Class C common stock was canceled and a total of 12,000,000 shares of Class A common stock were issued.

Prior to the acquisition, FACT had entered into an agreement to acquire certain intellectual property, formulas, patent rights and other intangible assets (the “Intellectual Property”) owned by F.A.C.T. Group LLC, a New Jersey limited liability company (the “LLC”), for $2,000,000 to be paid in cash pursuant to terms described herein and by the issuance of shares of FACT’s common stock.

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

a.

FACT is obligated to make minimum royalty payments each year. In year 2005, the minimum amount of royalty payments to be paid is $45,500. For each subsequent year, the minimum amount increases by 30% Amounts for the next 10 years are as follows:

2005 – $  45,500

2006 – $  59,150

2007 – $  76,895

2008 – $  99,963

2009 – $129,953

2010 – $168,938

2011 – $219,620

2012 – $285,506

Upon reaching year 10, all remaining royalties become due and payable.

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2004 and 2003

Note 2 – Acquisition of Food and Culinary Technology Group Inc. (“FACT”), Intellectual Property, and Issuance of Class C Common Stock – Cont’d.

c.           An additional royalty payment of $20,000 was made to the LLC in 2003.

d.            Additional consideration of $233,333 to be paid to two (2) of the LLC’s member owners in monthly payments over the period of time commencing on September 1, 2003 through December 2006. Such amount will be decreased in the event that such member owners personally earn more than a certain amount in any of the stated years or if the amount of royalty payments is in excess of $150,000 in any year.  At the close of fiscal 2003 the Company recorded a liability of $227,878 to reflect the estimated future payments under this agreement and added this amount to the carrying value of the intangible asset.

Statements of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” addresses financial accounting and reporting: (1) at the date of acquisition of goodwill and intangible assets apart from goodwill acquired other than in a business combination and (2) all goodwill and intangible assets apart from goodwill subsequent to their acquisition. A principal requirement of this statement is to determine the useful lives of intangible assets and amortize or not amortize the intangible assets accordingly. Intangible assets apart from goodwill with finite lives are to be amortized over their useful lives to their residual value, if any, whereas goodwill and intangible assets apart from goodwill with indefinite lives are not to be amortized. Another principal requirement of this statement relates to impairment of intangible assets. This statement, in its entirety, became effective for the Company on January 1, 2002. Certain provisions of the statement were effective July 1, 2001 since the intangible assets were acquired after that date. Management believes that currently the intangible assets have an indefinite useful life, but expects that once significant commercial operations commence using the intangible assets, an estimated useful life will be determinable and the intangible assets will be amortized.

Note 3 –  Investment in Real Properties

The following schedule provides an analysis of the Company’s investment in real property as of December 31:

	2004	2003
Land	$680,838	$633,614
Buildings	1,761,319	1,625,014
Residential property	676,686	629,751
	$3,118,843	$2,888,378
Less: Accumulated depreciation	(363,967)	(254,609)
	$2,754,876	$2,633,769

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of December 31, 2003. The leases also contain provisions that allow the Company to reclaim operating costs.

Year ending December 31:
2005	147,762
2006	84,188
2007	48,188
$454,116

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2004 and 2003

Note 3 –  Investment in Real Properties – Cont’d

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

Note 4 - Investment in Texas T Companies (Texas T Resources, Inc and Texas T Petroleum Limited)

During the year 2000, the Company agreed with Texas T Resources Inc. ("Resources") (a public reporting Alberta corporation) to fund a portion of the acquisition of a heavy oil upgrading technology by Resources' majority owned subsidiary, Texas T Petroleum Ltd., (“Petroleum”) (a private Colorado company).  Petroleum would acquire a 50% interest in Carbon Resources Limited, a Cyprus company, which holds the rights to the heavy oil upgrading technology known as "CPJ".

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

As of December 31, 2004, the Company owns 89,775 shares of Resources, which has been recorded at $16,397 based on the quoted market price of the stock at that date.

As of December 31, 2004, the Company owns 306,101 common shares of Petroleum valued at $55,673 after elimination of the Company’s shares held by Petroleum.  As an investment in a nonmarketable security, the Company accounts for this investment using the equity method.

Note 5 – Investment in Australian Oil and Gas Corporation

Australian Oil and Gas Corporation, (formerly Synergy Technologies Corporation) a former leaseholder at one of the Company’s commercial properties, filed for protection under Chapter 11 of the US Bankruptcy Courts in fiscal 2002 and completed a re-organization plan in fiscal 2003. At the time of filing for bankruptcy, Australian Oil and Gas was indebted to the Company in the amount of $222,627, which amount included past due lease payments, lease rejection costs as allowable under the US Bankruptcy Act and associated legal fees.  As part of the reorganization, during fiscal 2003 the Company received cash proceeds in the amount of $5,489 and common stock in the amount of 0.862999 of one share of

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2004 and 2003

Note 5 – Investment in Australian Oil and Gas Corporation – cont’d

Australian Oil and Gas for every dollar amount of the Company’s claim, amounting to 174,988 shares of the common stock of Australian Oil and Gas with a fair market value of $1,801 at the time of receipt.   As of December 31, 2004, the Company owns 174,988 shares of Australian Oil and Gas which has been recorded at $7,265 based on the quoted market price of the stock at that date.

Note 6 – Oil and Gas Activities

As described in Note 16, the company distributed its oil and gas operating subsidiary, Capital Canada, during 2004.  Therefore as of December 31, 2004, the Company no longer owned any active interest in any oil and gas properties.

 Note 6 – Loans Payable (related parties)

Loans Payable from various related parties have the following terms at December 31:

Repayment terms	Interest rate	2004	2003
Demand	10%	84,774	-
No terms	None	12,025	4,635
Less than 12 months	18%	782,764	-
Demand	10%	260,288	-
		$1,139,851	$4,635

The loan payable of $782,764 is secured by liens on the Company's commercial properties, as well as the Company's accounts receivable and investments and bears interest at a rate of 18% p.a., maturing on December 31, 2005.  Interest accrued monthly until maturity, at which time principal and all accrued and unpaid interest becomes due and payable.

Note 7  – Loans Payable

The Company’s subsidiary, Wall Street Real Estate Ltd., has a loan of $356,987 (CDN$462,000), payable on demand with ATB Financial (“ATB”). The loan is secured by a mortgage on real estate located at 1528-1530, 9th Avenue S.E., Calgary, Alberta, Canada and bears interest at the Prime Lending rate of the ATB (6.25% as of December 31, 2004) plus 2%, payable on the last day of each month. Monthly payments total $3,238 (CDN$3,900).  The loan had a balance outstanding of $346,614 as at December 31, 2004.

The Company had a loan of $386,350 (CDN$500,000) with Access Mortgage Corporation Limited which became due and payable on February 1, 2004.  The loan was secured by a second mortgage on the real estate located at 1528-1530, 9th Avenue S.E., Calgary, Alberta, Canada and was subject to interest at a rate of 1.5% per month, payable on the first day of each month.  The Company prepaid the interest in the total amount of $69,543 (CDN$90,000) at the time the mortgage was obtained in fiscal 2003.  During fiscal 2004 the Company negotiated an extension of this loan for a period of 30 days, during which time it negotiated a new mortgage with a different lender in the total amount of $427,599 (CAD$515,000).  Proceeds from the new loan were used to retire the original loan in full.  The new loan was granted on March 17, 2004 from Securus Financial, an unrelated third party.  The loan is secured by a second mortgage on the real estate located at 335 25th Street S.E., Calgary, Alberta, Canada and bears interest at a rate of 13% per annum.  Interest only payments of $4,633 (CDN $5580) per month are due and payable five business days before the last business day of each month.  The Company paid a commitment fee of $11,938 (CDN $15,450) to Securus with respect to the transaction. The loan becomes due and payable on September 30, 2005.

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2004 and 2003

Note 7  – Loans Payable – Cont’d

The Company has a real estate mortgage on the commercial property located at 335 25th Street SE, Calgary, Alberta with a five year term that is amortized over 15 years at an interest rate of 8.6% with Standard Life. On September 1, 2005, the mortgage can either be repaid or renewed with the interest rate converted to the then prevailing rate.  Monthly payments of principal and interest are $12,138 (CDN$15,709).  As of December 31, 2004 the mortgage balance was $1,103,076 (CDN$1,328,543).

The Company assumed a variable interest rate real estate mortgage on a residential property from the ATB in the amount  of $440,606 (CDN$570,217) amortized over 25 years, due and payable on May 1, 2005.  On May 1, 2005, the mortgage can either be repaid or renewed with the interest rate converted to the then prevailing rate.  The Company has commenced discussions with the ATB to renew the mortgage as of the date of this report.  Monthly payments of principal and interest are $3,245 (CDN$3,908).  As of December 31, 2004 the mortgage balance was $395,951 (CDN$476,883).  As at the date of this report, the Company is in the process of transferring this asset pursuant to an option agreement.  Refer to Note 15 – Consulting Agreement (Related party).  The Company expects the transfer to be concluded prior to the close of the second quarter of fiscal 2005.

During December 2004 the Company accepted an offer to purchase the commercial property located at 335 25th Street SE from Calgary, Canada-based Calfrac Well Services Ltd., for total proceeds of $2,117,239 (CDN$2.55 million). The Company currently holds a non-refundable deposit of $166,058(CDN$200,000) which will be applied towards the purchase price on closing.  Proceeds from the sale will be initially be allocated to retire the first and second mortgages on the property with Standard Life and Securus Financial respectively.

Note 8 – Common stock

During the year ended December 31, 2004, the Company had the following transactions:

The Company converted its 2,000,000 Class C common shares into 12,000,000 Class A common shares.  The conversion ratio was at 6 for 1.

The Company sold 72,593 Units to private investors for total proceeds of $19,600, with each Unit consisting of one common share and one share purchase warrants entitling the holder to acquire an additional common share for a period of two years at $0.34 per share.

A total of 90,250 common shares were issued as payment for services rendered by unrelated parties.  The common shares were valued at $56,400 for a weighted price per share of $0.85.

During the year ended December 31, 2003, the Company had the following transactions:

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

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2004 and 2003

Note 8 – Common stock – Cont’d

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

Note 9 – Stock-Based Compensation

Issuance of stock options

During the year ended December 31, 2001, the Company adopted a stock option and stock award plan effective April 1, 2001. The plan allows the Board of Directors, or its appointed administrator, to grant stock awards or stock options to employees, directors, and consultants, in a quantity not to exceed 1,000,000 shares and subject other provisions of the plan. Characteristics of the options, including vesting, execution price, and expiration, are determined by the Board of Directors. During 2001, the Company granted non-qualified stock options to directors, employees and consultants for 650,000 shares of Class A common stock. No options were issued during 2002.  During 2003, the Company canceled a total of 600,000 of the options previously granted to officers, directors, employees and consultants and obtained shareholder approval for a 2003 Stock Option and Award Plan (the “Plan”).  Under the 2003 Plan 1,000,000 shares may be issued to employees, officers, directors and/or consultants.  On August 26, 2003 the Board of Directors set the exercise price for stock options granted under the 2003 Plan at $0.41 per share, which price represents 110% of the closing price of the Company’s shares on that date.  There were no options granted during the year ended December 31, 2004.

The following is a table of outstanding options and changes during 2004 and 2003:

	Employee Options	Non-employee Options	Weighted Average Exercise Price
Options Outstanding, December 31, 2002	112,500	50,000	4.00
Options granted:			4.00
Employees	—	—	—
Non-employees	—	6,250	4.00
Options exercised	—	—	—
Options canceled	(100,000)	—	—
Subtotal	12,500	56,250	4.00
Options Outstanding, December 31, 2004 and 2003	12,500	56,250	4.00

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2004 and 2003

Note 9 – Stock-Based Compensation – Cont’d

Options granted consist of:

Year and Exercise price relative to fair value of underlying stock	Weighted average fair value at grant date	Weighted average exercise price

Years ending December 31, 2003:
Exercise price exceeds fair value:	1.52	4.00

If not previously exercised or canceled, options outstanding at December 31, 2004 will expire as follows:

	Range of Exercise			Weighted Average
	Prices		Number of	Exercise
Year Ending December 31,	High	Low	Shares	Price
2006	4.00	4.00	68,750	4.00
			68,750	4.00

As permitted by FASB Statement No. 123, the company applies the methods of APB 25 and related interpretations in accounting for stock options issued to employees. Accordingly, no compensation cost was recognized for grants of employee options because all were issued with exercise prices less than the fair value of the underlying stock at the grant date. If compensation cost had been determined based on the estimated fair value (using methods consistent with FASB Statement No. 123) of the options at grant date, the Company’s net income and earnings per share would have been replaced with the following amounts:

	Year Ended December 31, 2004		Year Ended December 31, 2003
	As Reported	Pro forma	As Reported	Pro forma
Net loss:	595,303	595,303	1,004,274	1,004,274
Net loss per share:	(.04)	(.04)	(.37)	(.37)

Note 10 – Warrants

The Company had outstanding warrants to purchase 440,811 and 381,976 shares of its’ Class A common stock at  December 31, 2004 and 2003, respectively, at prices ranging from $0.25 to $6.00 per share.

The following schedule shows the warrants outstanding and changes made during the years ending December 31, 2003 and 2002:

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2004 and 2003

Note 10 – Warrants – Cont’d

	Number	Weighted Average Exercise Price

Warrants outstanding December 31, 2002	409,826	$4.08

Changes during the year 2003:
Issued	368,218	$0.30
Exercised	—	—
Expired	(396,068)	$4.00

Warrants outstanding December 31, 2003	381,976	$0.43

Changes during the year 2004:
Issued	72,593	0.34
Expired	(13,758)	6.00

Warrants outstanding December 31, 2004	440,811	0.32

Warrants outstanding at December 31, 2004 expire as follows:

Year	Number of shares
2005	275,625
2006	165,186
440,811

Where appropriate an allocation has been made in the consolidated statements of stockholders’ equity between common stock and common stock warrants to give effect to the estimated fair value of the common stock warrants.

Note 11 – Related Party Transactions

During the year, the Company entered into a loan agreement in the total amount of $250,000 with International Securities Group Inc., which is owned by a member of the Company’s Board of Directors, W. Scott Lawler.

Please refer to Note 8 – Common Stock above for details on additional related party transactions.

Note 12 – Recent Accounting Pronouncements

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

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2004 and 2003

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

In May 2003, the FASB issued SFAS No.150,  “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003.  The adoption of this statement did not impact the Company’s financial position, results of operations, or cash flows.

During 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”, and SFAS No.123 (revised 2004), “Share-based Payment”.  These statements are effective for periods after these financial statements.  We do not believe the impact of adoptions of these statements will be significant to our overall results of operations or financial position.

Note 13 – Income Taxes

As of December 31, 2004 the Company had approximately $5,008,303 of net operating loss carryover that expires between 2021 and 2023.  The Company had deferred tax assets of approximately $1,660,309 relating to the net operating loss carryover.  A valuation allowance has been provided for the total amount since the amounts, if any, of future revenues necessary to be able to utilize the carryover, are uncertain.

A reconciliation of income taxes computed using the statutory federal income tax compared to the effective tax rate is as follows:

	2004	2003
Federal tax computed at the expected statutory rate	(35.0)%	(35.0)%
State income tax, net of federal tax benefit	(3.0)	(3.0)
Estimated foreign income taxes	(3.6)	(3.6)
Net change in valuation allowance	41.0	41.0

Income tax expense - effective rate	00.0%	00.0%

Because of the 50% change in ownership rules of the Internal Revenue Code, certain prior net operating loss carryforwards are no longer available from periods before 2001.  Carryover of net operating losses available may also be restricted due to future changes in ownership.

Note 14 – Segment reporting

The Company’s operations are classified into two reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, operations, and technology strategies.

The leasing segment derives its revenue from rental of real estate. The foods segment derives its income from the sale of functional food premixes, royalties received on the license of functional food formulations and product development consulting services.

There are no inter-segment sales.

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2004 and 2003

Note 14 – Segment reporting- Cont’d

	Foods	Leasing	All Other	Total

Revenue	1,204,596	213,011	—	1,417,607
Loss from operations	(984,913)	(421,020)	—	(1,405,933)
Interest income	1	65,268	—	65,269
Interest expenses	(90,202)	(305,429)	—	(395,631)
Depreciation & amortization	12,304	81,378	—	93,682
Income tax expense	—	—	—	—
Assets	2,770,678	2,754,876	893,810	6,419,364
Expenditure on long-lived assets	—	—	—	—

Note 15 – Consulting Agreement (Related party)

On April 24, 2000, the Company entered into a Consulting Agreement with its former President and a current member of its Board of Directors, Mr. W. Scott Lawler, pursuant to which Mr. Lawler agreed to relocate to Calgary, Alberta, Canada, to work at the Company's facilities in Calgary and devote more substantial time to the operations of the Company.  The term of the Consulting Agreement is two (2) years, with an option on Mr. Lawler's part to extend for one (1) additional year.  Upon the conclusion of the Consulting Agreement, the Company and Mr. Lawler agreed to an extension to the original agreement for a period of one (1) year.  Mr. Lawler’s consulting agreement calls for an annual salary of $75,000.00, with automatic salary increases of ten percent (10%) at the end of each year.  In addition, under the terms of the agreement Mr. Lawler is to receive a stock option package should the Company implement a stock option plan during the term of his contract.  In March 2001 the shareholders of the Company approved a stock option and award plan, and effective September 10, 2001, Mr. Lawler was granted 200,000 stock options for exercise at $1.00 per share for a period of five years from the grant date.  During the current fiscal year, the 200,000 options previously granted to Mr. Lawler were canceled.

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

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2004 and 2003

Note 16- Distribution of Capital Canada

By the end of fiscal 2002, initial sales had commenced in FACT Group, and the Company determined there was enough merit to commence the divestiture of certain of the Company’s non-core assets.  As a result the Company decided to spin-off its operating oil and gas subsidiary, Capital Canada, to its shareholders, subject to the filing and approval of a 20-F registration statement with the SEC, which was first filed by Capital Canada on  July 11, 2003.  During the final quarter of fiscal 2004, the spin-off became effective and the Company ceased to consolidate the financial records for Capital Canada for purposes of financial reporting.  As of December 31, 2004 Capital Canada is in debt to the Company in the net amount of $650,559, recorded on the balance sheet less impairment for recoverability of $325,000, the repayment of which amount, is currently under negotiation by the Boards of the Company and Capital Canada.

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

NAME	AGE	POSITION
Jacqueline Danforth	33

President, Secretary, Treasurer and Director of FACT Corporation, Secretary-Treasurer and Director of Food and Culinary Technology Group Inc., Secretary-Treasurer and Director of FACT Products Inc., President and Director of Wall Street Investment Corp., President, Secretary, Treasurer and a Director of Wall Street Real Estate Ltd.

W. Scott Lawler	43

Director of FACT Corporation, Director of Capital Reserve Canada Limited, Director of Food and Culinary Technology Group Inc., Director of FACT Products Inc., Secretary and Director of Wall Street Investment Corp.. and a Director of Wall Street Real Estate Ltd.

Paul Litwack	50	Director of FACT Corporation, Director of Food and Culinary Technology Group, Inc.
Dr. Brian Raines	67	Director of FACT Corporation

The Company’s directors are elected by the holders of FACT's common stock. Cumulative voting for directors is not permitted. The management group of the Company gave notice of and held the last Shareholders' Annual Meeting on January 28, 2005. The term of office of directors of FACT ends at the next annual meeting of FACT's shareholders or when their successors are elected and qualified. The annual meeting of shareholders is specified in FACT's bylaws to be held within six months from the Company's fiscal year end or within 15 months from the date of the last annual meeting. The term of office of each officer of FACT ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his successor is elected and qualifies. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of FACT.

JACQUELINE R. DANFORTH, Ms. Danforth has been a member of the Board of Directors and the President of FACT Corporation since August 7, 2001. Ms. Danforth has been a director and Secretary-Treasurer of Food and Culinary Technology Group Inc. since its acquisition by the Company, November 7, 2001, and President since July 22, 2002.  Ms. Danforth was also named Secretary-Treasurer and appointed to the Board of Directors of FACT Products Inc. on November 5, 2001, and has been President and a director of Wall Street Investment Corp since its re-instatement November 15, 2001.  Ms. Danforth became the President, Secretary and Treasurer, as well as a director of Wall Street Real Estate Ltd. upon its incorporation on July 23, 2002. Over the past ten years, Ms. Danforth has worked for both private and publicly traded companies, providing management and direction. She has extensive experience in start up operations, and her range of experience with publicly traded corporations listed on both Canadian and US exchanges includes all aspects of public reporting, corporate finance and shareholder communications. She has worked in a broad range of industry sectors including natural resources and technology. Prior to her position at FACT Corporation, Ms. Danforth was Vice President, Secretary/Treasurer and a member of the Board of Directors of Synergy Technologies Corporation, from December 1997 to June 2001. Ms. Danforth continues to provide consulting services to other private and public corporations on a limited basis, and sits as a director on several private and public boards. She is Canadian-born and educated, well traveled and currently resides in the United States.   She is the President and sole director of Argonaut Management Group, Inc., her private consulting company.

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

DR. BRIAN RAINES, Dr. Raines was appointed to the Board of directors of FACT in January 2003.  Dr. Raines is also the Director of Science for FACT Group and has spent 40 years in various scientific and technical positions in the food industry.  From 1998 to present, Dr. Raines has served as a consultant, providing basic scientific research adaptation in the specific area of nutraceuticals and functional foods.  From 1990 to 1998 (retirement), Dr. Raines served as Vice President of Technical Services for Unilever Canada/Lipton.  From 1980 to 1990, Dr. Raines served as Director of Research and Quality Control for Unilever/Lawry’s Foods, Los Angeles.  Prior to this he served in various technical management positions for Mars Inc., Berthelet and Leger.  Dr. Raines is an active member of the Canadian Institute of Food Science and Technology and is currently serving as International Liasion.  He is a past National President and Chair of the Toronto section.  He is also a member of the Scientific Advisory Board of The National Institute of Nutrition.  Dr. Raines has chaired various committees of the Institute of Food Technologies/USA and was awarded the distinguished service award for the Q.A. Division in 1992.  Dr. Raines has a B.Sc. from Concordia Montreal and a Ph.D. from North Carolina State University.  He is also a Fellow of the Canadian Institute of Food Science.

PAUL LITWACK, Mr. Litwack was appointed to the Board of Directors of FACT Corporation and FACT Group Inc. in January 2003.  Mr. Litwack joined DA-TECH CORPORATION, an electronic manuFACTuring services company in 1999 and currently serves as Chairman and Chief Executive Officer.  During the five years prior to joining DA-TECH, Mr. Litwack was Chief Executive Officer of Frankford Chocolate & Candy Company. From 1990 to 1993, Mr. Litwack was with Northfield Foods Inc. as vice President – Marketing/Sales and General Manager of their Ashe County Division.  Prior to that, Mr. Litwack served as the Director of New Products and then the Director of Frozen Desserts for Kraft General Foods’ Dairy Products Division.  Mr. Litwack earned a BS in Engineering from Brown University in 1976 and an MBA from the Wharton School of Finance and Commerce in 1978.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each officer, director and beneficial owner of more than 10% of our securities who did not file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year or prior fiscal years; no such persons is known by the Company to have failed to file any such reports.

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Jacqueline Danforth	President and Member of the Board of Directors	N/A	N/A	N/A
W. Scott Lawler	Member of the Board of Directors	N/A	1/4	N/A
Dr. Brian Raines	Member of the Board of Directors	1/1	1/2	N/A
Paul Litwack	Member of the Board of Directors	1/0	1/1	N/A

As of the date of this report, the Company has not adopted a code of ethics that applies to is principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company had  intended to prepare such a code of ethics and present it to its Board of Directors for adoption during the second quarter of fiscal year 2004, however while it prepared plans for review, it did not complete the planned adoption of a code of ethics.  The Company has target the second quarter of fiscal year 2005 to review and finalize the adoption of a code of ethics.   Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the year ending December 31, 2005 and post it on its website.

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

There were no stock options granted to officers or directors of the Company during the fiscal year ended December 31, 2003.

ANNUAL COMPENSATION					LONG TERM COMPENSATION
					AWARDS		PAYOUTS
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Under-lying Options/ SARS	LTIP Pay-outs	All Other Compensation
Jacqueline Danforth, President	2004	$82,500(1)	-0-	-0-	-0-	-0-	-0-	-0-
Jacqueline Danforth, President	2003	$82,500(1)	-0-	-0-	-0-	-0-	-0-	-0-
Jacqueline Danforth, President	2002	$82,500(1)	-0-	-0-	-0-	50,000	-0-	-0-

(1)  For 2004 Ms. Danforth received payments of $41,256 and the balance of $41,244 was accrued.  For 2003, Ms. Danforth received payments of $17,500 and the balance of 65,000 was accrued.  For 2002, the balance of $82,500 was accrued. The balances due will be paid at the direction of the Board of Directors. Ms. Danforth was granted 50,000 incentive stock options on September 10, 2001.   These options were cancelled during 2003.  The Company does not pay non-officer directors for their services as such, nor does it pay any director's fees for attendance at meetings. Directors are reimbursed for any expenses incurred by them in their performance as directors.

OPTIONS

STOCK OPTION AND STOCK AWARD PLANS

At the Company’s Annual Shareholders Meeting held on July 17, 2003, the shareholders approved a new stock option plan whereby employees, officers, directors and/or consultants of the Company may be compensated through the granting of stock options and stock awards; the plan will be for such number of shares that is equal to twenty percent (20%) of the Company’s total  issued and outstanding shares as at the time that the Company adopts a formal written plan but no more than 1,000,000 Class A common shares;  directors will be eligible for no more than 25% of the shares authorized under the plan and executive officers will be eligible for no more than 25% of the shares authorized under the plan.  On August 26, 2003 the Board of Directors set the exercise price for stock options granted under the 2003 Plan at $0.41 per share, which price represents 110% of the closing price of the Company’s shares on that date.  As of the date of this financial statement, no securities have been issued under this plan.

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of April 12, 2005, with respect to the beneficial ownership of FACT's common stock by each person known by FACT to be the beneficial owner of more than 5% of the outstanding common stock and the outstanding preferred stock, by each of FACT's officers and directors, and by the officers and directors of FACT as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Class A Common	W. Scott Lawler, director of FACT Corporation, director of Capital Reserve Canada Limited, director of Food and Culinary Technology Group, Inc., director of FACT Products Inc., Director of Wall Street Real Estate Ltd. and Secretary and a director of Wall Street Investment Corp. c/o 1530-9th Ave S.E. Calgary, Alberta, Canada T2G OT7	166,280 Class A common shares held directly 5,200,000 Class A common shares held in the name of International Securities Group Inc.(2)	31.7%
Class A Common	Jacqueline R. Danforth, President, Secretary, Treasurer and director of FACT Corporation; President, director and Secretary of Food and Culinary Technology Group, Inc., director of FACT Products Inc., President, Secretary, Treasurer and director of Wall Street Real Estate Ltd. and President and director of Wall Street Investment Corp (9) 821 Hwy 33, Freehold, N.J.	118,410 Class A common shares directly and 300,369 shares are held indirectly in the name of Argonaut Management Group Inc. (3)	2.5%
Class A Common	Dr. Brian Raines, director of FACT Corporation (4)	960,000 Class A common shares held in the name of Food Information Services Inc. (5)	5.7%
Class A Common	Paul Litwack, director of FACT Corporation and Food and Culinary Technology Group Inc. (6)	360,000 Class A common shares(8)	2.1%
Class A Common	All Officers and Directors as a group	7,105,059 Class A Common shares	42.%
Class A Common	TM American Holdings Limited(7) Sun Tower Suite 430 1550 Bedford Highway, Bedford, Nova Scotia B4A 1E6	760,000 Class A common shares	4.5%
Class A Common	Daniel Koyich 1451 Acadia Dr.S.E., Calgary, AB T2J 5B1	1,010,000 Class A common shares	6.0%
Class A Common	Thomas Ringoir R.R. Site 32, Box 2, Calgary, Alberta T3Z 3K	1,000,000 Class A common shares	6.0%

Class A Common	Trust Shares International Securities Group Inc. (10) c/o 1530-9th Ave S.E., Calgary, Alberta T2G 0T7	1,448,231 Class A common shares(11)	8.6%

(1)Based on 16,916,367 shares of Class A common stock outstanding.

(2) Mr. Lawler is the beneficial owner of International Securities Group Inc.

(3) Ms. Danforth is the beneficial owner of Argonaut Management Group Inc.

(4) Dr. Raines will receive incentive stock options for 100,000 shares under the Company’s 2003 Stock Option and Stock Award Plan.  The stock options have not yet been issued.

(5)  Food Information Services Inc. is a Florida corporation owned by Dr. Raines.

(6) Mr. Litwack will receive incentive stock options for 100,000 shares under the Company’s 2003 Stock Option and Stock Award Plan.  The stock options have not yet been issued.

(7)  The beneficial owner of TM American Holdings Limited is Thomas Murdoch.

(8)  These shares are to be transferred to Mr. Litwack from the trust shares held by International Securities Group Inc. as described below in item 10.

(10)  These shares are held in a trust account with International Securities Group Inc. (“ISG”) a company of which W. Scott Lawler is the sole officer and director and shareholder.  ISG and Mr. Lawler disclaim any beneficial ownership of these shares which were placed in trust to be distributed by ISG to those parties who shall be determined to have provided or to provide ongoing services to the Company or FACT Group as recommended by the Board of Directors of Corp and approved by ISG.

CHANGES OF CONTROL

The Company entered into a Fourth Amendment to the Share Exchange  and an Amended and Restated Shareholders Agreement on February 2, 2004 with shareholders of its Class C common stock.  The purpose of these amendments was to amend the terms of the conversion of the Class C common shares into Class A common shares.  As a result of these amendments, the Class A common stock has been converted into 12,000,000 shares of Class A common stock. Under the terms of the Amended and Restated Shareholders Agreement (the “Agreement”) Blue Hole Holdings and Investments Ltd. was granted an option to acquire up to 4,800,000 Class A common shares from certain of the shareholders who were a party to the Agreement for a period of three years from February 2, 2004.    The exercise of the option could cause a change in control of the Company if all 4,800,000 shares are exercised, as they would represent 28.7% percent of the present 16, 745,117 shares issued and outstanding as of the date of this filing.   The sole officer and director of Blue Hole Holdings and Investments Ltd. is Mark Hulse.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended December 31, 2001 Ultimate Resort Destinations Inc., a Nevada corporation which at the time shared a common officer and director with the Company, Ms. Jacqueline Danforth, provided funds totaling $211,115 in the form of a mortgage to the Company in respect of renovations made to certain of the Company's real property.  The mortgage accrued interest at the rate of 10% per annum, expiring April 11, 2002. This holder released the property from the mortgage thereafter, and the balance due was converted to a Secured Convertible Debenture on December 31, 2002, along with other amounts loaned to the Company up to that date.   The Secured Convertible Debenture is in the total amount of $650,000.  As part of this agreement, the Company issued to Ultimate 26,813 restricted shares of its Class A Common Stock.  For purposes of financial reporting the shares were valued at the 10 day average trading price of the Company’s shares, or $1.458, for a total of $39,093.    The Secured Convertible Debenture accrues interest at the rate of eighteen percent (18%) per annum and matures on December 31, 2004. The loan is convertible into the Company's common stock at the rate of $1.60 until maturity. Interest is payable monthly on the last day of each month until maturity, at which time principal and all accrued and unpaid interest shall be due and payable.  If the shares underlying the debenture are registered by the Company with the SEC in an effective registration statement and the market price of the Company’s Class A Common Stock exceeds $4.00 for a ten (10) day period of time, the balance of this debenture and all accrued and unpaid interest thereon will automatically convert into shares of Class A Common Stock..  During the month of December 2004, the Company renegotiated the terms of the Debenture with the lender to extend the note for a period up to an additional 12 months, or December 31, 2005.  Interest will continue to accrue at a rate of 18% p.a., and shall accrue until maturity, at which time the principal and all accrued and unpaid interest shall become due and payable.  The Company entered into an agreement to sell one of its commercial properties in December 2004, with an anticipated closing in April 2005.  As part of this divestiture, the Company has agreed to reduce the amount of the loan outstanding with the lender from net proceeds derived from the sale. The specific amount of reduction will be negotiated with the lender once the first and second mortgages on the property are retired and all legal fees, commissions and closing costs associated with the sale of have been determined. As at the date of this report, the sole director and officer of Ultimate Destinations Inc. is Mr. Clifford Larry Winsor who is Ms. Danforth’s stepfather.

On September 8, 2003, the Company issued 154,464 Class A common shares to Caroline Winsor for services rendered.  The shares were issued under the Company’s 2001 stock option and stock award plan.  On September 15, 2003, the Company issued 111,111 Class A common shares for services rendered to Ms. Winsor.   Ms. Winsor is Ms. Danforth’s mother.

On September 8, 2003, the Company issued 26,784 Class A common shares to Clifford Larry Winsor for services rendered.  The shares were issued under the Company’s 2001 stock option and stock award plan. On September 15, 2003 the Company issued a total of 105,791 shares to Mr. Winsor in repayment of certain loans.  On December 31, 2003, the Company issued 83,219 Class A common shares to Mr. Winsor in repayment of certain loans.   Mr. Winsor is Ms. Danforth’s stepfather.

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

On September 15, 2003, the Company issued 373,974 Class A common shares to Stone Canyon Resources Ltd. in settlement of certain loans made to the Company.   Ms. Winsor, who is Ms. Danforth’s mother, is the sole officer and director of Stone Canyon Resources Ltd.  Ms. Winsor disclaims beneficial ownership to any of these shares, as she is not a shareholder of Stone Canyon Resources Ltd.

On September 15, 2003, the Company issued 118,160 Class A common shares to Jacqueline Danforth in repayment of certain loans made to the Company.

On September 15, 2003, the Company issued 55,161 Class A common shares to Caribbean Overseas Investments Ltd. in settlement of certain loans made to the Company.  Mr. Winsor, who is Ms. Danforth’s stepfather, is the beneficial owner of Caribbean Overseas Investments Ltd.

On September 15, 2003, the Company issued 113,069 Class A common shares to W. Scott Lawler for services rendered.

On September 15, 2003 the Company issued 10,685 Class A common shares to Buccaneer Recoveries Ltd. in settlement of certain loans made to the Company.  Mr. Winsor, who is Ms. Danforth’s stepfather, is the beneficial owner of Buccaneer Recoveries Ltd.

On September 30, 2003, the Company issued 326,090 Class A common shares to Ultimate Resort Destinations Inc. in partial settlement of the convertible debenture held by Ultimate.  Mr. Winsor, who is Ms. Danforth’s stepfather, is the sole officer and director of Ultimate Resort Destinations Inc.

On April 13, 2004, the Company instructed International Securities Group Inc. (“ISG”) to transfer a total of 360,000 Class A common shares to Paul Litwack from the shares held in trust by ISG to be distributed at the direction of the Company to those parties who shall be determined to have provided or to provide ongoing services to the Company or

FACT Group as recommended by the Board of Directors of Corp and approved by ISG.  Mr. Litwack is a director of the Company and FACT Group.

During the year, the Company entered into a loan agreement in the total amount of $250,000 with International Securities Group Inc., which is owned by a member of the Company’s Board of Directors, W. Scott Lawler.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)

Exhibits:

REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990
3.2	Amended Bylaws	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994
3.3	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on November 26, 2001	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002 herewith
3.4	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on February 8, 2002	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002 herewith
10.1	Management Agreement with Mr. Loder	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998
10.2	Lease Agreement dated January 15, 2000 by and between Capital Reserve Canada Limited and 319835 Alberta Ltd.	Incorporated by reference to Exhibit 10.14 previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
10.3	Purchase and Sale Agreement dated March 1, 2000 by and between Capital Reserve Canada Limited and Stone Canyon Resources Limited	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999

10.4	Consulting Agreement dated April 24, 2000 by and between Capital Reserve Corporation and W. Scott Lawler	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.
10.5	Share Exchange Agreement dated November 20, 2001 by and between Capital Reserve Corporation, Food and Culinary Technology Group, Inc. and Shareholders of Food and Culinary Technology Group, Inc.	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
10.6	Lease and Option to Purchase Agreement dated by and between Capital Reserve Corporation and 5 Crowns Investment Corp.	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
10.7	Fourth Amendment to the Share Exchange Agreement dated February 2, 2004.	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
10.8	Amended and Restated Shareholders Agreement dated February 2, 2004	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
10.9	Mortgage between FACT Corporation and 948783 Alberta Inc. dated March 17, 2004	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
10.10	Offer to Purchase between FACT Corporation and Calfrac Well Services Ltd. dated December 21, 2004	Filed herewith
10.11	Removal of Conditions and Amending Agreement dated February 25, 2005 between FACT Corporation and Calfrac Well Services Ltd.	Filed herewith
31	Section 302 Certification- Chief Executive Officer	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report.

None

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December31, 2004 and December 31, 2003:

Services	2004	2003
Audit fees	$15,600	$14,300
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
Total fees	$15,600	$14,300

Audit fees consist of fees for the audit of the Company's annual financial statements or the financial statements of the Company’s subsidiaries or services that are normally provided in connection with the statutory and regulatory filings of the annual financial statements.

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
Date: April 14, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:/s/ Jacqueline R. Danforth
Name: Jacqueline R. Danforth
Title: President and Member of the Board of Directors
Date: April 14, 2005

 By:/s/ W. Scott Lawler
Name: W. Scott Lawler
Title: Member of the Board of Directors
Date: April 14, 2005

By:/s/ Dr. Brian Raines

Name: Dr. Brian Raines

Title: Member of the Board of Directors
Date: April 14, 2005

By:/s/ Paul Litwack

Name:  Paul Litwack
Title: Member of the Board of Directors
Date: April 14, 2005