Form 10QSB
period 2005-03-31
FACT CORP
filed 2005-05-23
CIK 707674

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2005

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

17,076,367 shares of Class A common stock, no par value, as of May 17, 2005

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	3 to 4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6 to 7

Notes to Unaudited Consolidated Financial Statements	8 to 9

FACT CORPORATION Consolidated Balance Sheets
	March 31, 2005 (Unaudited)	December 31, 2004 (Note 1)
ASSETS
Current Assets
Cash	25,629	44,904
Inventory	150,853	314,457
Accounts receivable	110,682	79,233
Account receivable – Capital Reserve Canada Ltd.	324,285	325,559
Prepaid expenses and deposits	46,943	39,082
Total Current Assets	658,392	803,235

Investment in Texas T Companies	-	72,070
Investment in Australian Oil and Gas	15,822	7,265
Investment in Capital Reserve Canada Ltd.	68	68

Property and Equipment
Intellectual property	2,770,678	2,770,678
Real Property (net of accumulated depreciation of $384,746)	2,704,706	2,754,876
Office equipment and computers (net of accumulated depreciation of $24,362)	13,511	11,172
Total Property and Equipment	5,488,896	5,536,726

Total Assets	6,163,178	6,419,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	506,679	621,220
Accounts payable (related parties)	317,442	244,300
Loans payable (related parties)	1,352,825	1,139,851
Loan payable	2,228,445	2,296,250
Current portion of long-term debt and acquisition cost	112,500	112,500
Total Current Liabilities	4,517,891	4,414,121

Long Term Liabilities
Acquisition cost payable	1,939,345	1,965,101
Total Liabilities	6,457,236	6,379,222
Commitments and contingencies

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION Consolidated Balance Sheets
	March 31, 2005 (Unaudited)	December 31, 2004 (Note 1)
Stockholders' Equity
Class A Common Stock - authorized 100,000,000 shares of no par value; 16,916,367 and 16,836,367 issued and outstanding as at March 31, 2005 and December 31, 2004.	8,211,338	8,119,630
Class A Common stock warrants	44,522	47,985
Accumulated deficit	(8,635,063)	(8,170,739)
Accumulated other comprehensive (loss)	85,144	43,266
Total Stockholders' Equity	(294,059)	40,142
Total Liabilities and Stockholders' Equity	6,163,178	6,419,364

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION Consolidated Statements of Operations
	For the Three Months Ended March 31,
	2005	2004
Revenues
Petroleum & natural gas (net of royalties)	$-	$506
Italian Crème sales	4,326	-
Functional food premix	162,729	325,413
Consulting fees	223	2,925
Rental income	69,094	69,597
	235,372	399,441

Costs and Expenses
Petroleum & natural gas related cost (including accretion expense)	-	(168)
Functional food premix	107,315	192,919
Italian Crème costs	132,472	-
Legal	-	27,271
Consulting fees	46,836	66,703
Fees settled by the issuance of shares	57,600	-
Depreciation and amortization	24,629	22,752
Other Administrative expenses	116,778	88,967
Equity in loss of Texas T Petroleum Ltd.	-	48,298
Disposition of interest in Texas T Petroleum Ltd.	112,510	-
	608,314	446,685
(Loss) from operations	(371,942)	(47,302)

Other income and expenses
Other Income	-	155
Interest income	24	20,920
Interest expense	(85,076)	(92,734)
Gain (Loss) on disposition of assets	(7,330)	-
	(92,382)	(71,660)

Provision for income taxes	-	-

Net (Loss)	$(464,324)	$(118,962)

Net (Loss) per Common Share	$(0.03)	$(0.01)

Weighted Average Number of Common Shares Used in Calculation	16,806,498	10,726,969

Other comprehensive income
Net loss	$(464,324)	$(118,962)
Foreign currency translation adjustment	(44,235)	43,094
Unrealized profit (loss) on marketable securities	2,877	(6,492)
Total other comprehensive income	$(505,683)	$(82,360)

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION Consolidated Statements of Cash Flows (Unaudited)
	Three months ended
	March 31, 2005 (Unaudited)	March 31, 2004 (Unaudited)
Cash From Operating Activities:
(Loss) from continuing operations	$(464,324)	$(118,962)
Reconciling adjustments
Depreciation and amortization	24,629	22,752
Equity in Texas T Petroleum Ltd	(48,561)	107
Services paid by stock	57,600	58
Loss on sale of securities	7,330	-
Changes in operating assets and liabilities
Accounts receivable	(30,175)	(36,718)
Prepaid expenses and deposits	(7,861)	(1,780)
Inventory	163,604	(66,818)
Accounts payable and accrued expenses	10,517	85,641
Net Cash Flows From Operating Activities	(287,241)	(115,720)
Cash From Investing Activities:
Proceeds from sale of securities	11,069	-
Leasehold improvements	-	(12,699)
Acquisition of property and equipment	(4,749)	(752)
Disposition of investment in Texas T Petroleum Ltd.	120,786
Net Cash Flows From Investing Activities	127,106	(13,451)
Cash From Financing Activities:
Payment on acquisition cost payable	(25,756)	(27,836)
Loan proceeds	-	393,872
Repayment of loans payable	(67,805)	(387,060)
Repayment of long term debt	-	(17,305)
Proceeds from loans (related party)	161,058	110,326
Sales of common stock (net of offering costs)	-	19,600
Capital contribution by an officer	22,369	3,809
Net Cash Flows From Financing Activities	89,866	95,406
Foreign currency translation adjustment	50,993	48,353
Net change in cash and cash equivalents	(19,275)	14,588
Cash at beginning of period	44,904	53,273
Cash at end of period	$25,629	67,861

The accompanying notes are an integral part of these unaudited financial statement

FACT CORPORATION Consolidated Statements of Cash Flows (Unaudited)
Supplemental disclosure of cash flow information:
Interest paid	$85,076	$92,734
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION

Notes to Financial Statements

For the Three Months Ended March 31, 2005

Note 1 - Management's Statement

The financial statements included herein have been prepared by FACT Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2004, audited financial statements and the accompanying notes included in the Annual Report on Form 10-KSB. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

Note 2 – Summary of Significant Accounting Policies

Organization and Operations

The Company was incorporated under the laws of the State of Colorado on August 3, 1982. At March 31, 2005, the Company has three wholly owned subsidiaries, Wall Street Investments Corporation (WSIC) (dormant Colorado corporation), Food and Culinary Technology Group Inc. (“FACT Group”), and Wall Street Real Estate Investments Ltd. (“WSRE”).  FACT Products Inc. (formerly FACT Bread Company Inc.), a Nevada corporation, was incorporated in November 2001 and is a wholly owned subsidiary of FACT Group.

The Company and its subsidiary WSRE own and lease real property in the City of Calgary, Alberta, Canada.  However, subsequent to March 31, 2005, these properties were sold.  See Note 5 “Subsequent Events”.  The Company's primary operations are the business of FACT Group and its subsidiary FACT Products Inc. in Freehold, New Jersey, including the supply and license of functional food formulations to various manufacturers, ingredient distributors and food service clients, as well as the sale of its branded line of non-dairy whipped toppings.

Note 3 – Loans Payable (related parties)

Loans Payable from various related parties have the following terms at March 31, 2005 and December 31, 2004 respectively:

Repayment terms	Interest rate	March 31, 2005	December 31, 2004
Demand	10%	82,196	-
Demand	10%	136,745	84,774
Demand	10%	31,175	-
No terms	None	-	12,025
Less than 12 months	18%	818,439	782,764
Demand	10%	284,270	260,288
		$1,352,825	$1,139,851

Loan payable of $818,439 is secured by liens on the Company's commercial properties, as well as the Company's accounts receivable and investments and bears interest at a rate of 18% p.a., maturing on December 31, 2005.  Interest accrues monthly until maturity, at which time the principal balance and all accrued and unpaid interest becomes due and payable.   Subsequent to the end of the quarter, the lendor agreed to release the Company’s commercial properties from the liens in order to facilitate sale of these properties.  The lendor will receive a portion of the funds from the sale of the properties, such amount is still under negotiation with the Lendor.

Note 4 – Other Events

(a)

During the quarter the Company divested all remaining marketable securities with respect to its investment in Texas T Minerals Inc., a publicly traded Alberta corporation.  The Company divested a total of 89,775 common shares at CAD$0.15 for total CAD proceeds of $13,466 (US$11,069).  The Company recorded a loss of $7,330 with respect to the transaction.

(b)

In keeping with the Company’s plan to divest itself of all non-core assets, during the quarter the Company agreed with the other shareholders of Texas T Petroleum Ltd. to transfer its shares of Texas T Petroleum Ltd. to the remaining shareholders, on a pro rata basis.  The transaction has resulted in the write down of the Company’s recorded interest in Texas T Petroleum Ltd. in the total amount of $112,510.

(c)

During the quarter the Company entered into an agreement with Hobson, Lorenze and Bowersock for the provision of certain investor relations and consulting services whereunder the Company may be required to issue up to 480,000 shares of its common stock, and transfer up to 180,000 freely trading shares from a pool of trust shares available for allocation by the Company.  During the quarter ended March 31, 2005 the Company issued a total of 80,000 shares of its common stock in consideration for services provided with a total value of $57,600.

(d)

During the quarter a total of 5,625 un-exercised warrants expired.

Note 5 – Subsequent Events

Subsequent to the quarter the Company closed the sale of its two commercial properties located in Calgary, Alberta, Canada.  The completed transactions involved purchase agreements with two unrelated buyers for combined gross proceeds of CDN$3,525,000. After commissions and fees of approximately CDN$130,000, the sale proceeds have been used to retire outstanding mortgages against the two properties held by Standard Life and the Alberta Treasury Branches totaling CDN$2,235,000.  The CDN$1,160,000 balance due the Company was reduced by a recoverable tax hold-back of CDN$310,000.  The Company is taking the appropriate actions to secure the release of the CDN$310,000 presently withheld for tax purposes by the Canadian tax authorities.  Management expects to realize these proceeds later this year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.

Plan of Operation

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company does generate income from sales of functional premix and whipped toppings and rental income on a monthly basis, these proceeds are not sufficient to meet the Company's current monthly overhead, which includes the on-going business of three operational subsidiaries. The Company will require approximately $3,372,600 to cover its anticipated overhead and operational needs, inclusive of inventory, for the upcoming twelve-month period.  Revenues generated from operations (excluding real estate operations which are scheduled for disposition prior to the close of the second quarter of fiscal 2005) are expected to contribute approximately $3,405,000 in gross revenues and offset operational overhead by approximately $1,021,000.  The Company completed the sale of both of its commercial real estate properties subsequent to the quarter , and therefore has not included potential revenues generated from these properties to offset overhead expenditures in its forecast.  Additionally, the greater part of the net proceeds from the sale of the Company’s two commercial properties, the liquidation of other marketable securities and a recovery of the Company’s investment in Capital Canada, formerly a wholly owned subsidiary, are intended to be allocated to retire the Company’s outstanding debt prior to allocating these proceeds to general working capital.  The Company is negotiating with the debenture holder as to the amount of funds which the Company may keep for general working capital.  At this time the Company cannot predict how much, if any, of these funds will be available for general working capital.  While the Company has projected gross revenues from its food operations of approximately $3,405,000 over the upcoming twelve months, such projections are subject to numerous factors that are beyond our control. Projected operational costs and overhead of $3,372,600 include $2,383,840 for inventory and premix costs associated with the Company’s functional foods business, $125,000 in advertising and marketing costs for our “at-home” line of premixes currently sold online at our Internet store at www.eatwellstaywell.net and $863,760 in general operating expenses relating to the Company and all of its existing subsidiaries. The Company may be required to raise approximately $500,000 to meet its projected costs should it not be successful in achieving its projected gross revenues. The Company expects that it will be able to obtain additional equity and/or debt financing to meet this need, or that net proceeds will be available from the divestiture/liquidation of its various non-core assets, once planned debt reduction (discussed above) has been concluded. The Company has entered into purchase agreements for the sale of both of its commercial properties which sales closed subsequent to the quarter ended March 31, 2005.  While proceeds from these sales may be allocated to the potential shortfall in general working capital, the Company may alternatively be required to identify additional sources for financing, and also intends to contact investors that have previously provided funds to the Company.

The Company’s budget of $863,760 in general operating expenses includes the expenditure of approximately $342,640 over the next twelve months on ongoing product refinement, technical support, the development of second and third generation functional formulations, and advertising and marketing for our Nutrition First line of “at-home” premixes currently available for purchase on-line, including amounts paid to employees and consultants retained for the purposes of providing research and development support.

Included in the cash requirements noted above of $3,372,600 over the next twelve months is an amount of $759,184 with respect to the operations of FACT Group, exclusive of inventory requirements and forecasted costs of goods sold.  From the date of acquisition November 2001 to March 31, 2005 the Company has funded a total of $803,310 (net of associated interest charges) to FACT Group in respect of its ongoing operational expenses.

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

Results of Operations

Comparison of quarters ended March 31, 2005 and 2004

For the three month periods ended March 31, 2005 and 2004 the Company incurred operating losses of $371,942 and $47,302 respectively. March 31, 2005 losses include a reduction in legal fees from $27,271 (2004) to $Nil (2005) as a result of the settlement of certain legal matters during the fall of 2003 and completion of associated documentation in early 2004, an increase in consulting fees (paid in cash and by the issuance of shares collectively) from $66,703 (2004) to $104,436 (2005) due to the retention of services of an investor relations firm during the first quarter of fiscal 2005, and an increase in administrative expenses totaling $116,778 (2005) and $88,967 (2004) over the respective periods.  Depreciation and amortization expenses increased slightly during the respective three month periods from $22,752 (2004) to $24,629 (2005). During the three months ended March 31, 2005, the Company generated revenues from rental income, and sales of functional food premixes and non-dairy whipped toppings totaling $235,372.  Revenues for the same three months in 2004 consisted of premix sales, as well as sales of petroleum and natural gas and rental income totaling $399,441.  While rental income remained constant over the comparative three month periods totaling $69,094 (2005) and $69,597 (2004), the Company has experienced a substantive decrease in its functional premix sales during the comparative periods from $325,413 (2004) to $162,729 (2005).  This decrease is predominantly associated with a decline in market demand for products marketed as “low carb” products during the close of fiscal 2004 and early 2005, causing several of the Company’s clients to discontinue their operations.  The Company has re-positioned its product line to suit current industry trends including high fiber, low glycemic and sugar-free or no-added-sugar market positions and expects to remedy this sales deficit during the second and third quarters of the current fiscal year.

Other income and expenses include comparable interest expenses over the three month periods totaling $92,734 (2004) and $85,076 (2005).

Other costs and expenses over the three months ended March 31, 2005 reflect certain extra-ordinary transactions including the write down of certain inventory assets in the amount of $132,472 during the current fiscal year, with no comparable entry for fiscal 2004, and the divestiture of certain of the Company’s marketable securities resulting in a one time loss of $112,510 from the disposition of certain non-marketable securities, and $7,330 from the sale of certain marketable securities; Again there being no comparative transaction to the fiscal period ending March 31, 2004.

Net losses for the two completed periods ended March 31, 2005 and 2004 were $464,324 (2005) and $118,962 (2004) respectively.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of March 31, 2005, the Company had negative working capital of $3,859,499 and negative Stockholders' Equity of $294,059 compared with negative working capital of $3,610,886 and Stockholders' Equity of $40,142 as of December 31, 2004. The Company's working capital has decreased as a result of the addition to current liabilities of loans that had previously been allocated as long term debts and increased accounts payable predominantly related to a decrease in inventory assets predominantly related to certain product nearing code date.  Stockholders' Equity declined predominantly as a result of the increased operating losses for the period. Additionally, the Company was unable to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements.

Financing activities during the three month period resulted in an increase to related party loans payable of $161,058 from figures reported at the year ended December 31, 2004. The majority of proceeds from the loans were allocated to a shortfall in general working capital. Accounts payable and accrued liabilities increased by $10,517 over the period predominantly as a result of accrued interest expenses.  The Company also expended 4,749 in the acquisition of new computer equipment at its Freehold, NJ and Calgary, Alberta offices.  Accounts receivable increased over the respective periods.  Inventory was substantially decreased over the respective periods due to the write down of Aunt Lydia’s Italian Crème inventory,, and minimal product orders associated with the new line during the first three months of fiscal 2005. During the most recently completed three month period, the Company also received proceeds from the sale of certain marketable securities totaling $11,069.

The Company was unable to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements for the period ended March 31, 2005.

Liquidity

The Company anticipates it will need to raise approximately $500,000 over the next twelve months to fully implement its existing business plan, which includes significant marketing efforts, the continued development and refinement of functional food formulations and products, a consumer awareness and public relations campaign, concepts for development, manufacturing and distribution of a line of our own master brand food products via the internet, expanded management resources and support staff, and other day to day operational activities.  The Company may require additional funds over the next three years to assist in realizing its goals should it not achieve anticipated bench marks over the 2005, 2006 and 2007 fiscal years.  The amount and timing of additional funds required can not be definitively stated as at the date of this report and will be dependent on a variety of factors.   As of the filing of this report, the Company has been successful in raising funds required to meet our existing revenue shortfall for the funding of our operations. Funds have been raised through private loans, equity financing and conventional bank debt. The Company anticipates revenues generated from its functional food business will greatly reduce the requirement for additional funding; however, we can not be certain the Company will be successful in achieving revenues from those operations. Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Sources of Working Capital

During the quarter ended March 31, 2005, the Company's primary sources of working capital have come from revenues generated from our functional foods business, revenues generated by our commercial rental properties and the net proceeds from:

*

$161,058 in the form of loans from related parties bearing interest at various rates; and,

*

$11,069 in proceeds from the sale of certain marketable securities.

As noted above, subsequent to the quarter, the Company has concluded the divestiture of its real estate assets, having accepted offers for the sale of both of its commercial properties.  The Company is also aggressively pursuing the liquidation of all remaining marketable securities.  Proceeds from the sale of its commercial real estate assets will be allocated to reduce debt and to general working capital.

On March 6, 2003 the Company announced the pending distribution of all of the issued and outstanding shares of its wholly owned subsidiary, Capital Canada, to the existing shareholders of the Company on the basis of one (1) share of Capital Canada for every five (5) shares of the Company.  This transaction concluded in the final quarter of fiscal 2004.  As of March 31, 2005 Capital Canada is in debt to the Company in the net amount of $649,285, which amount has been impaired by $325,000 on the books of the

Company as of the fiscal year ended December 31, 2004, to reflect anticipated recovery, the repayment of which amount is currently under negotiation by the Boards of the Company and Capital Canada.

ITEM 3. CONTROLS AND PROCEDURES

The Company's sole executive officer, Ms. Jacqueline Danforth, who serves as the Company's principal executive officer and principal accounting officer, has implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Ms. Danforth.  Ms. Danforth has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005 (the “Evaluation Date”).

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Not Applicable

ITEM 2.

CHANGES IN SECURITIES

Pursuant to a consulting agreement between the Company and Hobson, Lorenze and Bowersock the Company issued a total of 80,000 restricted Class A common shares during the quarter.  40,000 shares were issued February 4, 2005 with a value of $22,000, or $0.55 per share, and a further 40,000 shares were issued March 4, 2005 with a book value of $35,600 or $0.89 per share.

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

DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.

OTHER INFORMATION

Subsequent to the quarter the Company closed the sale of its two commercial properties located in Calgary, Alberta, Canada.  The completed transactions involved purchase agreements with two unrelated buyers for combined gross proceeds of CDN$3,525,000. After commissions and fees of approximately

CDN$130,000, the sale proceeds have been used to retire outstanding mortgages against the two properties held by Standard Life and the Alberta Treasury Branches totaling CDN$2,235,000.  The CDN$1,160,000 balance due the Company was reduced by a recoverable tax hold-back of CDN$310,000.  The Company is taking the appropriate actions to secure the release of the CDN$310,000 presently withheld for tax purposes by the Canadian tax authorities.  Management expects to realize these proceeds later this year.

ITEM 6.

EXHIBITS

a.

Exhibits and Index of Exhibits – see Exhibit Index below

b.

   Exhibits:

REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990
3.2	Amended Bylaws	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994
3.3	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on November 26, 2001	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002 herewith
3.4	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on February 8, 2002	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002 herewith
10.1	Management Agreement with Mr. Loder	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998
10.2	Lease Agreement dated January 15, 2000 by and between Capital Reserve Canada Limited and 319835 Alberta Ltd.	Incorporated by reference to Exhibit 10.14 previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
10.3	Purchase and Sale Agreement dated March 1, 2000 by and between Capital Reserve Canada Limited and Stone Canyon Resources Limited	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999

10.4	Consulting Agreement dated April 24, 2000 by and between Capital Reserve Corporation and W. Scott Lawler	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.
10.5	Share Exchange Agreement dated November 20, 2001 by and between Capital Reserve Corporation, Food and Culinary Technology Group, Inc. and Shareholders of Food and Culinary Technology Group, Inc.	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
10.6	Lease and Option to Purchase Agreement dated by and between Capital Reserve Corporation and 5 Crowns Investment Corp.	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
10.7	Fourth Amendment to the Share Exchange Agreement dated February 2, 2004.	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
10.8	Amended and Restated Shareholders Agreement dated February 2, 2004	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
10.9	Mortgage between FACT Corporation and 948783 Alberta Inc. dated March 17, 2004	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
10.10	Offer to Purchase between FACT Corporation and Calfrac Well Services Ltd. dated December 21, 2004	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.
10.11	Removal of Conditions and Amending Agreement dated February 25, 2005 between FACT Corporation and Calfrac Well Services Ltd.	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.
31	Section 302 Certification- Chief Executive Officer	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACT CORPORATION

Date:  May 23, 2005

By:/s/ Jacqueline Danforth_____
Name:  Jacqueline Danforth
Title:  President and Director