Form 10QSB
period 2005-06-30
FACT CORP
filed 2005-08-22
CIK 707674

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2005

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from

to

Commission file number 0-17232

FACT CORPORATION

(Exact name of small business issuer as specified in its charter)

COLORADO	84-0888594
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

915 Timber Ridge Court

Neptune, NJ 07753

(Address of principal executive offices)

(732) 922-0911

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

17,076,367 shares of Class A common stock, no par value, as of August 22, 2005.

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	3 to 4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6 to 7

Notes to Unaudited Consolidated Financial Statements	8 to 9

FACT CORPORATION Consolidated Balance Sheets
	June 30, 2005 (Unaudited)	December 31, 2004 (Note 1)
ASSETS
Current Assets
Cash	369,903	44,904
Inventory	146,135	314,457
Accounts receivable	91,443	79,233
Account receivable – Capital Reserve Canada Limited	322,785	325,559
Prepaid expenses and deposits	306,750	39,082
Total Current Assets	1,237,016	803,235

Investment in Texas T Companies	-	72,070
Investment in Australian Oil and Gas	12,945	7,265
Investment in Capital Reserve Canada Ltd.	68	68

Property and Equipment
Intellectual property	2,770,678	2,770,678
Real Property (net of accumulated depreciation of $91,005)	560,065	2,754,876
Office equipment and computers (net of accumulated depreciation of $25,720)	10,788	11,172
Total Property and Equipment	3,341,532	5,536,726

Total Assets	4,591,561	6,419,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	449,522	621,220
Accounts payable (related parties)	319,378	244,300
Loans payable (related parties)	1,125,855	1,139,851
Loan payable	380,972	2,296,250
Current portion of long-term debt and acquisition cost	112,500	112,500
Total Current Liabilities	2,388,227	4,414,121

Long Term Liabilities
Acquisition cost payable	1,913,353	1,965,101
Total Liabilities	4,301,580	6,379,222
Commitments and contingencies

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION Consolidated Balance Sheets
	June 30, 2005 (Unaudited)	December 31, 2004 (Note 1)
Stockholders' Equity
Class A Common Stock - authorized 100,000,000 shares of no par value;17,076,367 and 16,836,367 issued and outstanding as at June 30, 2005 and December 31, 2004.	8,316,938	8,119,630
Class A Common stock warrants	44,522	47,985
Accumulated deficit	(8,155,866)	(8,170,739)
Accumulated other comprehensive (loss)	84,387	43,266
Total Stockholders' Equity	289,982	40,142
Total Liabilities and Stockholders' Equity	4,591,561	6,419,364

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION Consolidated Statements of Operations (Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Petroleum & natural gas (net of royalties)	$-	$513	$-	$1,019
Italian Crème sales	-	76,206	4,326	76,206
Functional food premix	191,744	206,871	354,473	533,284
Consulting fees	100	8,775	323	11,700
Rental income	38,829	11,354	107,923	80,951
	230,672	303,719	467,044	703,160

Costs and Expenses
Petroleum & natural gas related cost (including depletion)	-	542	-	374
Functional food premix	152,794	98,204	260,109	291,123
Italian Crème costs	9,678	87,198	152,322	87,198
Legal	4,735	16,262	4,735	43,533
Consulting fees	30,880	52,173	77,716	118,876
Fees settled by the issuance of shares	79,200	30,000	136,800	30,000
Depreciation and amortization	13,605	22,235	38,234	44,987
Gain on disposition of assets	(746,450)	(337)	(739,120)	(337)
Write down bad debts	-	3,500	-	3,500

Administrative expenses	134,360	54,298	251,138	143,265
Write down investment in Texas T Petroleum Ltd.	-	-	112,510	-
Equity in loss of Texas T Petroleum Ltd.	-	182	-	48,480
	(321,197)	364,257	294,445	810,999
Income (Loss) from operations	551,870	(60,538)	172,600	(107,839)

Other income and expenses
Other Income	-	1,469	-	1,624
Interest income	248	22,375	272	43,295
Interest expense	(72,923)	(108,872)	(157,999)	(201,606)
		(85,028)	(157,727)	(156,687)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$479,195	$(145,566)	$14,873	$(264,526)

Net Income (Loss) per Common Share	$.03	$(.01)	$.00	$(0.02)

Weighted Average Number of Common Shares Used in Calculation	17,036,367	16,757,617	16,880,598	16,757,617

Other comprehensive income
Net Gain (loss)	$479,195	$(145,566)	$14,873	$(264,526)
Foreign currency translation adjustment	3,634	(10,858)	(40,601)	32,236
Unrealized profit (loss) on marketable securities	(2,877)	(5,065)	-	(11,557)
Total other comprehensive income	$479,954	$(161,489)	$(25,728)	$(243,847)

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION Consolidated Statements of Cash Flows (Unaudited)
	Six months ended
	June 30, 2005	June 30, 2004
Cash From Operating Activities:
Gain (Loss) from continuing operations	$14,873	$(264,526)
Reconciling adjustments
Depreciation and amortization	15,208	44,801
Equity in Texas T Petroleum Ltd	(48,561)	289
Services paid by Stock Issuance	136,800	30,000
Changes in operating assets and liabilities
Accounts receivable	(9,436)	51,265
Prepaid expenses and deposits	13,540	(1,109)
Tax deposit	(254,808)	-
Inventory	168,322	(265,215)
Gain (loss) on sale of securities	7,330	(337)
Gain on sale of real properties	(746,450)	-
Accounts payable and accrued expenses	(96,620)	257,451
Net Cash Flows From Operating Activities	(799,802)	(147,381)
Cash From Investing Activities:
Proceeds from sale of securities	11,069	8,705
Leasehold improvements	-	(14,022)
Acquisition of property and equipment	(4,749)	(752)
Proceeds from sale of real property	982,131	-
Disposition of investment in Texas T Petroleum	120,786	-
Net Cash Flows From Investing Activities	1,109,237	(6,069)
Cash From Financing Activities:
Loan proceeds	-	393,872
Repayment of long term debt	-	(22,253)
Proceeds from loans payable (related parties)	161,058	267,714
Loan reductions	(175,054)	(390,089)
Acquisition cost payable	(51,748)	(55,256)
Sales of common stock (net of offering costs)	-	19,600
Capital contribution by an officer	22,369	6,916
Net Cash Flows From Financing Activities	(43,375)	220,504
Foreign currency translation adjustment	58,939	38,970
Net change in cash and cash equivalents	324,999	106,024
Cash at beginning of period	44,904	53,273
Cash at end of period	$369,903	$159,297

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION

Consolidated Statements of Cash Flows

Continued

(Unaudited)

Supplemental disclosure of cash flow information:
Interest paid	$94,773	$21,606
Income taxes paid	$-	$-

Non Cash Transactions:
Mortgages relieved by sale of properties	$1,915,278	$-

The accompanying notes are an integral part of these unaudited  financial statements

FACT CORPORATION

Notes to Financial Statements

For the Six Months Ended June 30, 2005

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

Note 2 – Summary of Significant Accounting Policies

Organization and Operations

The Company was incorporated under the laws of the State of Colorado on August 3, 1982. At June 30, 2005, the Company has three wholly owned subsidiaries, Wall Street Investments Corporation (WSIC) (dormant Colorado corporation), Food and Culinary Technology Group Inc. (“FACT Group”), and Wall Street Real Estate Investments Ltd. (“WSRE”).  FACT Products Inc. (formerly FACT Bread Company Inc.), a Nevada corporation, was incorporated in November 2001 and is a wholly owned subsidiary of FACT Group.

During the quarter Ended June 30, 2005, the Company and its subsidiary WSRE, closed the sale of two commercial properties located in Calgary, Alberta, Canada.  The completed transactions involved purchase agreements with two unrelated buyers for combined gross proceeds of CDN$3,525,000. After commissions and fees of approximately CDN$130,000, the sale proceeds have been used to retire outstanding mortgages against the two properties held by Standard Life and the Alberta Treasury Branches totaling CDN$2,235,000.  The CDN$1,160,000 balance due the Company was reduced by a recoverable tax hold-back of CDN$310,000.  The Company is taking the appropriate actions to secure the release of the CDN$310,000 presently withheld for tax purposes by the Canadian tax authorities.  Management expects to realize these proceeds later this year.

The Company’s business operations are currently the business of FACT Group and its subsidiary FACT Products Inc. in Neptune, New Jersey, including the supply and license of functional food formulations to various manufacturers, ingredient distributors and food service clients, as well as the sale of its branded line of non-dairy whipped toppings.

The Company and its subsidiary WSRE sold all of its commercial real estate interests during the quarter ended June 30, 2005.

FACT CORPORATION

Notes to Financial Statements

For the Six Months Ended June 30, 2005

Note 3 – Loans Payable (related parties)

Loans Payable from various related parties have the following terms at March 31, 2005 and December 31, 2004 respectively:

Repayment terms	Interest rate	June 30, 2005	December 31, 2004
Demand	10%	-	-
Demand	10%	140,155	84,774
Demand	10%	21,783	-
No terms	None	-	12,025
Less than 12 months	18%	672,857	782,764
Demand	10%	291,060	260,288
		$1,125,855	$1,139,851

Loan payable of $672,857 is secured by liens on the Company's commercial properties, as well as the Company's accounts receivable and investments and bears interest at a rate of 18% p.a., maturing on December 31, 2005.  Interest accrues monthly until maturity, at which time the principal balance and all accrued and unpaid interest becomes due and payable.   During the quarter, the lendor agreed to release the Company’s commercial properties from the liens in order to facilitate sale of these properties.  As a result the lendor and the Company agreed that all outstanding interest on the loan would be paid to the date of the sale of the properties, and as such a total of $94,773 was paid during the quarter.  The Company also agreed to reduce the principal balance of the loan by $150,000.  As at the date of this report the agreed reduction in the principal balance has not been remitted to the lendor.

Note 4 – Other Events

During the quarter, as part of the terms of an agreement entered into during the period ended March 31, 2005, the Company issued a total of 160,000 shares of its common stock to Hobson, Lorenze and Bowersock in consideration for services provided.  A total of 120,000 shares or 40,000 shares per month representing the months of April, May and June, having a book value of $79,200 are expensed during the current period with the remaining 40,000 shares having a book value of $26,400 having been included as a prepaid expense on the current balance sheet.

Note 5 – Subsequent Events

On July 1, 2005, the Company agreed to enter into a convertible loan with Capital Reserve Canada Limited. in the principal amount of $662,059 convertible for a period of two years from July 1, 2005 at $0.05 per share.  We have agreed to accrue interest on the loan back to the initial date of the loan which was March 1, 2000 at the rate of Bank of America prime plus 1% compounded annually.  If not converted the note plus accrued interest will be due on June 30, 2007.

Subsequent to the quarter, under the terms of a trust agreement entered into in fiscal 2000 between the Company and Mr. Scott Lawler, a member of the Company’s board of directors, Mr. Lawler elected his option to acquire a residential property acquired in fiscal 2000 by the Company for his personal use.  Under the terms of the agreement Mr. Lawler was responsible for mortgage payments, improvements to the property and taxes during the term of his use of the property.  Additionally under the agreement, Mr. Lawler had the option to acquire the property by (1) assuming the mortgage, (2) acquiring a new mortgage or (3) paying out the remaining balance of the mortgage.  As part of his election to acquire the property, Mr. Lawler will return to treasury a total of 41,961 common shares issued to Mr. Lawler in fiscal 2000 in considieration for proceeds provided to the Company as a down payment for  the property.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.

Plan of Operation

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company does generate income from sales of functional premix  and rental income on a monthly basis, these proceeds are not sufficient to meet the Company's current monthly overhead, which includes the on-going business of three operational subsidiaries. The Company will require approximately $2,629,000 to cover its anticipated overhead and operational needs, inclusive of inventory, for the upcoming twelve-month period.  Revenues generated from operations (excluding real estate operations which have been discontinued as of the second quarter of fiscal 2005 as a result of the sale of the Company’s commercial properties) are expected to contribute approximately $2,344,000 in gross revenues and offset operational overhead by approximately $703,200.  The Company completed a negotiation with the debentureholder during the quarter, whereby the debentureholder agreed to release the two commercial properties to allow their sale to proceed in return for payment of interest outstanding up to the date of the sale, and a lump payment of $150,000 towards the principal balance of the loan.  While the interest payment was completed during the quarter, as of the date of this report, the principal reduction payment remains outstanding. Remaining net proceeds from the sale of the Company’s two commercial properties, the liquidation of other marketable securities and a recovery of the Company’s investment in Capital Canada, formerly a wholly owned subsidiary, are intended to be allocated to retire the Company’s outstanding debt prior to allocating these proceeds to general working capital.  At this time the Company cannot predict how much, if any, of these funds will be available for general working capital to meet expenses for the coming 12 months.  While the Company has projected gross revenues from its food operations of approximately $2,344,000 over the upcoming twelve months, such projections are subject to numerous factors that are beyond our control. Projected operational costs and overhead of $2,629,000 include $1,640,800 for inventory and premix costs associated with the Company’s functional foods business, $125,000 in advertising and marketing costs for our “at-home” line of premixes currently sold online at our Internet store at www.eatwellstaywell.net and $863,200 in general operating expenses relating to the Company and all of its existing subsidiaries. Presently the Company has placed the marketing costs for its online store on hold while it reviews other marketing strategies for this line of products or a branded retail effort. The Company may be required to raise approximately $600,000 to meet its projected costs should it not be successful in achieving its projected gross revenues. The Company expects that it will be able to obtain additional equity and/or debt financing to meet this need, or that net proceeds will be available from the divestiture/liquidation of its various non-core assets, once planned debt reduction (discussed above) has been concluded. As noted above, the Company completed the sale of both of its commercial real estate properties during the quarter and proceeds were applied to reduce long term debt and as general working capital.  The Company may be required to raise additional capital to meet its ongoing working capital requirements over the next 12 months and may be required to identify additional sources for these funds.

The Company’s budget of $863,200 in general operating expenses includes the expenditure of approximately $342,640 over the next twelve months on ongoing product refinement, technical support, the development of second and third generation functional formulations, and advertising and marketing for our Nutrition First line of “at-home” premixes currently available for purchase on-line, including amounts paid to employees and consultants retained for the purposes of providing research and development support.

Included in the cash requirements noted above of $863,200 over the next twelve months is an amount of $634,184 with respect to the operations of FACT Group, exclusive of inventory requirements and forecasted costs of goods sold, and exclusive of the estimated $125,000 for direct marketing efforts with respect to its online store at www.eatwellstaywell.net.  From the date of acquisition November 2001 to June 30, 2005 the Company has funded a total of $797,788 (net of associated interest charges) to FACT Group in respect of its ongoing operational expenses.

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

Results of Operations

Comparison of quarters ended June 30, 2005 and 2004

For the six month periods ended June 30, 2005 and 2004 the Company realized income from operations of $172,600 and an operating loss of $107,839 respectively. The June 30, 2005 income from operations includes a substantial gain on the disposition of certain commercial real estate properties of $746,450, with no similar entries in the comparative quarter, as well as a reduction in legal fees from $43,533 (2004) to $4,735 (2005) as a result of the settlement of certain legal matters during the fall of 2003 and completion of associated documentation in early 2004, an increase in consulting fees (paid in cash and by the issuance of shares collectively) from $148,876 (2004) to $214,516 (2005) due to the retention of services of an investor relations firm during the first quarter of fiscal 2005, and an increase in administrative expenses totaling $251,138 (2005) and $143,265 (2004) over the respective periods.  Depreciation and amortization expenses decreased during the respective six month periods from $44,987 (2004) to $38,234 (2005 As a result of the divestiture of the commercial real estate during the current period. During the six months ended June 30, 2005, the Company generated revenues from rental income, and sales of functional food premixes and non-dairy whipped toppings totaling $467,044.  Revenues for the same six months in 2004 consisted of premix sales, as well as sales of petroleum and natural gas and rental income totaling $703,160.  While rental income increased slightly over the comparative six month periods totaling $107,923 (2005) and $80,951 (2004), the Company has experienced a substantive decrease in its functional premix sales during the comparative periods from $533,284 (2004) to $354,473 (2005).  This decrease is predominantly associated with a decline in market demand for products marketed as “low carb” products during the close of fiscal 2004 and early 2005, causing several of the Company’s clients to discontinue their operations.  The Company has re-positioned its product line to suit current industry trends including high fiber, low glycemic and sugar-free or no-added-sugar market positions and expects to remedy this sales deficit during the third and fourth quarters of the current fiscal year.

Other income and expenses include a reduction in interest expenses over the comparative six month periods from $201,606 (2004) to $157,999 (2005).

Other costs and expenses over the six months ended June 30, 2005 reflect certain extra-ordinary transactions including the write down of certain inventory assets in the amount of $152,322 during the current fiscal year, with no comparable entry for fiscal 2004, the divestiture of the Company’s investment in Texas T Petroleum Ltd. resulting in a one time loss of $112,510 from the disposition of certain non-marketable securities, and a loss of $7,330 from the sale of certain marketable securities; Again there being no comparative transactions to the period ending June 30, 2004.

The Company recorded net income of $14,873 over the six month period ending June 30, 2005 as compared to a net loss totaling $264,526 for the comparative six months in 2004.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of June 30, 2005, the Company had negative working capital of $1,151,211 and Stockholders' Equity of $289,982 compared with negative working capital of $3,610,886 and Stockholders' Equity of $40,142 as of December 31, 2004. The Company's working capital has increased as a result of the retirement of mortgages associated with the two commercial properties divested during the quarter as well as a reduction to certain related party loans and accounts payable.  Stockholders' Equity increased predominantly as a result of the decreased operating losses for the period. As a result of a one time gain from the divestiture of the Company’s two commercial real estate properties and the proceeds received from the sale, the Company was able to meet working capital requirements in amounts sufficient to fund operating losses and cash used as described in our financial statements during the current period.

Financing activities during the six month period resulted in an increase to related party loans payable of $161,058 from figures reported at the year ended December 31, 2004. The majority of proceeds from the loans were allocated to a shortfall in general working capital. Accounts payable and accrued liabilities decreased by $96,620, related party loans payable decreased by $175,054 and loans payable decreased by $1,915,278 over the period as certain outstanding account balances were reduced by proceeds received from the sale of the Company’s two commercial properties.  The Company also expended $4,749 in the acquisition of new computer equipment at its Neptune, NJ and Calgary, Alberta offices.  Accounts receivable increased over the respective periods.  Inventory was substantially decreased over the respective periods due to the write down of Aunt Lydia’s Italian Crème inventory, and minimal product orders associated with the new line during the first six months of fiscal 2005. During the most recently completed six month period, the Company also received proceeds from the sale of certain marketable securities totaling $11,069.

While the Company was able to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements for the period ended June 30, 2005, the Company will acquire additional working capital to fund its operating plans over the next 12 months.

Liquidity

The Company anticipates it will need to raise approximately $600,000 over the next twelve months to fully implement its existing business plan, which includes significant marketing efforts, the continued development and refinement of functional food formulations and products, a consumer awareness and public relations campaign, concepts for development, manufacturing and distribution of a line of our own master brand food products via the internet, expanded management resources and support staff, and other day to day operational activities.  The Company may require additional funds over the next three years to assist in realizing its goals should it not achieve anticipated bench marks over the 2005, 2006 and 2007 fiscal years.  The amount and timing of additional funds required can not be definitively stated as at the date of this report and will be dependent on a variety of factors.   As of the filing of this report, the Company has been successful in raising funds required to meet our existing revenue shortfall for the funding of our operations. Funds have been raised through private loans, equity financing and conventional bank debt. The Company anticipates revenues generated from its functional food business will greatly reduce the requirement for additional funding; however, we can not be certain the Company will be successful in achieving revenues from those operations. Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Sources of Working Capital

During the quarter ended June 30, 2005, the Company applied  revenues generated from our functional foods business, revenues generated by our commercial rental properties and the net proceeds from the following to meet our ongoing expenses and overhead:

*

$161,058 in the form of loans from related parties bearing interest at various rates; and,

*

$11,069 in proceeds from the sale of certain marketable securities; and,

*

$982,131 in net proceeds from the sale of two commercial properties.

As noted above, during the quarter, the Company concluded the divestiture of its real estate assets, having finalized the sale of both of its commercial properties.  The Company is also aggressively pursuing the liquidation of all remaining marketable securities.  Proceeds from the sale of the commercial real estate assets has been allocated to reduce debt and to general working capital.

On March 6, 2003 the Company announced the pending distribution of all of the issued and outstanding shares of its wholly owned subsidiary, Capital Canada, to the existing shareholders of the Company on the basis of one (1) share of Capital Canada for every five (5) shares of the Company.  This transaction concluded in the final quarter of fiscal 2004.  As of June 30, 2005 Capital Canada is in debt to the Company in the net amount of $647,785, which amount has been impaired by $325,000 on the books of the Company as of the fiscal year ended December 31, 2004, to reflect anticipated recovery, the repayment of which amount remained under negotiation by the Boards of the Company and Capital Canada as at the end of quarter.

On July 1, 2005, the Company agreed to enter into a convertible loan with Capital Reserve Canada Limited in the principal amount of $662,059 convertible for a period of two years from July 1, 2005 at $0.05 per share.  We have agreed to accrue interest on the loan back to the initial date of the loan which was March 1, 2000 at the rate of Bank of America prime plus 1% compounded annually.  If not converted the note plus accrued interest will be due on June 30, 2007.

ITEM 3. CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our President and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of period covered by this report.  Based upon the foregoing, our President and our acting Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to in the immediately preceding paragraph that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our  internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Not Applicable

ITEM 2.

CHANGES IN SECURITIES

Pursuant to a consulting agreement between the Company and Hobson, Lorenze and Bowersock the Company issued a total of 160,000 restricted Class A common shares during the quarter with a total book value of $105,600.  Of this amount $79,200 has been expensed during the current period with $26,400 having been included on the Company’s balance sheet as a prepaid expense.

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

FACT CORPORATION

Date:  August 22, 2005

By: /s/ Jacqueline Danforth

Name:  Jacqueline Danforth
Title:  President and Director