Form 10QSB
period 2005-09-30
FACT CORP
filed 2005-11-15
CIK 707674

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2005

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

17,196,367 shares of Class A common stock, no par value, as of October 31, 2005.

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	3 to 4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6 to 7

Notes to Unaudited Consolidated Financial Statements	8 to 9

FACT CORPORATION Consolidated Balance Sheets
	September 30, 2005 (Unaudited)	December 31, 2004 (Note 1)
ASSETS
Current Assets
Cash	233,604	44,904
Inventory	152,614	314,457
Accounts receivable	64,723	79,233
Account receivable – Capital Reserve Canada Limited	325,559	325,559
Prepaid expenses and deposits	284,485	39,082
Total Current Assets	1,060,985	803,235

Investment in Texas T Companies	-	72,070
Investment in Australian Oil and Gas	21,674	7,265
Investment in Capital Reserve Canada Ltd.	-	68

Property and Equipment
Intellectual property	2,770,678	2,770,678
Real Property (net of accumulated depreciation of $8,159)	480	2,754,876
Office equipment and computers (net of accumulated depreciation of $30,401)	6,342	11,172
Total Property and Equipment	2,777,500	5,536,726

Total Assets	3,860,159	6,419,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	461,051	621,220
Accounts payable (related parties)	311,974	244,300
Loans payable (related parties)	1,116,122	1,139,851
Loan payable	-	2,296,250
Current portion of long-term debt and acquisition cost	112,500	112,500
Total Current Liabilities	2,001,647	4,414,121

Long Term Liabilities
Acquisition cost payable	1,886,430	1,965,101
Total Liabilities	3,888,077	6,379,222
Commitments and contingencies

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION Consolidated Balance Sheets
	September 30, 2005 (Unaudited)	December 31, 2004 (Note 1)
Stockholders' Equity
Class A Common Stock - authorized 100,000,000 shares of no par value;17,076,367 and 16,836,367 issued and outstanding as at September 30, 2005 and December 31, 2004.	8,337,228	8,119,630
Class A Common stock warrants	44,522	47,985
Accumulated deficit	(8,522,945)	(8,170,739)
Accumulated other comprehensive (loss)	113,277	43,266
Total Stockholders' Equity	(27,918)	40,142
Total Liabilities and Stockholders' Equity	3,860,159	6,419,364

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION Consolidated Statements of Operations (Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Petroleum & natural gas (net of royalties)	$-	$-	$-	$1,019
Italian Crème sales	-	148,679	4,326	224,885
Functional food premix	109,027	224,335	463,500	757,620
Consulting fees	59	-	383	11,700
Rental income	(22,080)	62,124	85,843	143,075
	87,006	435,138	554,052	1,138,299

Costs and Expenses
Petroleum & natural gas related cost (including depletion)	-	402	-	776
Functional food premix	83,606	125,916	343,715	417,039
Italian Crème costs	1,648	109,054	153,971	196,252
Legal	6	15,931	4,741	59,464
Consulting fees	22,418	51,528	100,134	170,404
Fees settled by the issuance of shares	57,600	-	194,400	30,000
Depreciation and amortization	(26,373)	70,599	11,861	115,586
Gain (loss) on disposition of assets	179,111	(2)	(560,009)	(339)
Write down bad debts	-	-	-	3,500
Administrative expenses	96,355	77,926	347,492	221,191
Write down investment in Texas T Petroleum Ltd.	-	-	112,510	-
Equity in loss of Texas T Petroleum Ltd.	-	73	-	48,553
	414,371	451,427	708,815	1,262,426
Income (Loss) from operations	(327,365)	16,289	(154,763)	(124,127)

Other income and expenses
Other Income	-	(457)	-	1,166
Interest income	(272)	44	-	33
Interest expense	(39,444)	(80,259)	(197,443)	(238,559)
	(39,716)	(80,672)	(197,443)	(237,360)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$(367,081)	$(96,961)	$(352,206)	$(361,487)

Net Income (Loss) per Common Share	$(0.02)	$(0.01)	$(0.02)	$(0.03)

Weighted Average Number of Common Shares Used in Calculation	17,076,367	16,770,117	16,951,271	14,350,557

Other comprehensive income
Net Gain (loss)	$(367,081)	$96,961	$(352,206)	$(361,487)
Foreign currency translation adjustment	(45,332)	(19,850)	(77,712)	52,087
Unrealized profit (loss) on marketable securities	8,221	(2,763)	8,221	(14,320)
Total other comprehensive income	$(404,192)	$(79,874)	$(421,697)	$(323,720)

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended
	September 30, 2005	September 30, 2004
Cash From Operating Activities:
Gain (Loss) from continuing operations	$(352,206)	$(361,487)
Reconciling adjustments
Depreciation and amortization	11,861	115,586
Equity in Texas T Petroleum Ltd	(48,561)	362
Services paid by Stock Issuance	194,400	30,000
Accretion Expense	-	410
Unrealized Gain on value of marketable securities	(14,409)	-
Changes in operating assets and liabilities
Accounts receivable	14,510	(71,711)
Prepaid expenses and deposits	9,405	(6,268)
Tax deposit	(254,808)	-
Inventory	161,843	(313,051)
Gain (loss) on sale of securities	7,330	(339)
Gain on sale of real properties	(560,009)	-
Accounts payable and accrued expenses	(92,495)	283,517
Net Cash Flows From Operating Activities	(923,139)	(322,981)
Cash From Investing Activities:
Proceeds from sale of securities	11,069	9,215
Leasehold improvements	-	(14,844)
Acquisition of property and equipment	(4,749)	(752)
Proceeds from sale of real property	1,018,155	271
Disposition of investment in Texas T Petroleum	120,854	-
Net Cash Flows From Investing Activities	1,145,329	(6,110)
Cash From Financing Activities:
Loan proceeds	-	393,872
Repayment of long term debt	-	(34,685)
Proceeds from loans payable (related parties)	204,975	440,186
Loan reductions	(238,433)	(395,939)
Acquisition cost payable	(78,671)	(77,135)
Sales of common stock (net of offering costs)	-	19,600
Capital contribution by an officer	11,459	6,916
Net Cash Flows From Financing Activities	(100,670)	352,815
Foreign currency translation adjustment	67,180	32,058
Net change in cash and cash equivalents	188,700	55,782
Cash at beginning of period	44,904	53,273
Cash at end of period	$233,604	$109,055

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION

Consolidated Statements of Cash Flows

Continued

(Unaudited)

Supplemental disclosure of cash flow information:
Interest paid	$197,443	$238,559
Income taxes paid	$-	$-

Non Cash Transactions:
Mortgages relieved by sale of real properties	$2,296,250	$-

The accompanying notes are an integral part of these unaudited  financial statements

FACT CORPORATION

Notes to Financial Statements

For the Nine months Ended September 30, 2005

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

Note 2 – Summary of Significant Accounting Policies

Organization and Operations

The Company was incorporated under the laws of the State of Colorado on August 3, 1982. At September 30, 2005, the Company has three wholly owned subsidiaries, Wall Street Investments Corporation (WSIC) (dormant Colorado corporation), Food and Culinary Technology Group Inc. (“FACT Group”), and Wall Street Real Estate Investments Ltd. (“WSRE”).  FACT Products Inc. (formerly FACT Bread Company Inc.), a Nevada corporation, was incorporated in November 2001 and is a wholly owned subsidiary of FACT Group.

During the quarter ended June 30, 2005, the Company and its subsidiary WSRE closed the sale of two commercial properties located in Calgary, Alberta, Canada.  The completed transactions involved purchase agreements with two unrelated buyers for combined gross proceeds of CDN$3,525,000. After commissions and fees of approximately CDN$130,000, the sale proceeds have been used to retire outstanding mortgages against the two properties held by Standard Life and the Alberta Treasury Branches totaling CDN$2,235,000.  The CDN$1,160,000 balance due the Company was reduced by a recoverable tax hold-back of CDN$310,000.  The Company is taking the appropriate actions to secure the release of the CDN$310,000 presently withheld for tax purposes by the Canadian tax authorities.  Management expects to realize these proceeds later this year.  During the quarter ended September 30, 2005 the Company also disposed of a residential property under the terms of trust agreement entered into in fiscal 2000.

The Company’s business operations are currently the business of FACT Group and its subsidiary FACT Products Inc. in Neptune, New Jersey, including the supply and license of functional food formulations to various manufacturers, ingredient distributors and food service clients, as well as the sale of its branded line of non-dairy whipped toppings.

As at September 30, 2005 neither the Company nor its subsidiary WSRE held any remaining commercial or residential real estate interests.

FACT CORPORATION

Notes to Financial Statements

For the Nine months Ended September 30, 2005

Note 3 – Loans Payable (related parties)

Loans Payable from various related parties have the following terms at September 30, 2005 and December 31, 2004 respectively:

Repayment terms	Interest rate	September 30, 2005	December 31, 2004
Demand	10%	-	-
Demand	10%	143,688	84,774
Demand	10%	21,208	-
No terms	None	-	12,025
Less than 12 months	18%	652,663	782,764
Demand	10%	298,563	260,288
		$1,116,122	$1,139,851

Loan payable of $652,663 is secured by liens on the Company's commercial properties, as well as the Company's accounts receivable and investments and bears interest at a rate of 18% p.a., maturing on December 31, 2005.  Interest accrues monthly until maturity, at which time the principal balance and all accrued and unpaid interest becomes due and payable.   During the quarter ended June 30, 2005, the lendor agreed to release the Company’s commercial properties from the liens in order to facilitate sale of these properties.  As a result the lendor and the Company agreed that all outstanding interest on the loan would be paid to the date of the sale of the properties, and as such a total of $161,159 has been paid to the quarter ended September 30, 2005.  The Company also agreed to reduce the principal balance of the loan by $150,000.  As at the date of this report a total of $64,632 to reduce the principal balance has been remitted to the lendor.

Note 4 – Other Events

Up to the date of this report, as part of the terms of an agreement entered into during the period ended March 31, 2005, the Company has issued a total of 360,000 shares of its common stock to Hobson, Lorenze and Bowersock in consideration for services provided.  The 360,000 shares, or 40,000 shares per month representing a period of 9 months having a book value of $194,400, have been expensed during the nine month period.

On July 1, 2005, the Company agreed to enter into a convertible loan with Capital Reserve Canada Limited. in the principal amount of $662,059 convertible for a period of two years from July 1, 2005 at $0.05 per share.  We have agreed to accrue interest on the loan back to the initial date of the loan which was March 1, 2000 at the rate of Bank of America prime plus 1% compounded annually.  Accrued interest as at the date of his report totaling $243,956 is not reflected on the Company’s income statement.  During the fiscal year ended December 31, 2004, the gross amount of the loan was reduced by $325,000 to reflect management’s assessment of amounts recoverable.  If not converted the note plus accrued interest will be due on June 30, 2007.

During the quarter, under the terms of a trust agreement entered into in fiscal 2000 between the Company and Mr. Scott Lawler, a member of the Company’s board of directors, Mr. Lawler elected his option to acquire a residential property acquired in fiscal 2000 by the Company for his personal use.  Under the terms of the agreement Mr. Lawler was responsible for mortgage payments, improvements to the property and taxes during the term of his use of the property.  Additionally under the agreement, Mr. Lawler had the option to acquire the property by (1) assuming the mortgage, (2) acquiring a new mortgage or (3) paying out the remaining balance of the mortgage.  As part of his election to acquire the property, Mr. Lawler has returned to treasury a total of 41,961 common shares issued to Mr. Lawler in fiscal 2000 in consideration for proceeds provided to the Company as a down payment for the property.  As a result of Mr. Lawler’s election to acquire the property, a mortgage in the amount of CDN$454,882 was retired during the quarter and the Company has recorded a loss on the disposition of $183,817 including a gain of $10,910 attributed to the return of the shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.

Plan of Operation

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company does generate income from sales of functional premix on a monthly basis, these proceeds are not sufficient to meet the Company's current monthly overhead, which includes the on-going business of two operational subsidiaries. The Company will require approximately $20,000 to cover its anticipated overhead and operational needs, inclusive of inventory, for the upcoming twelve-month period.  Revenues generated from operations (excluding real estate operations which were discontinued as of the second quarter of fiscal 2005 as a result of the sale of the Company’s commercial properties) over the coming 12 months are expected to contribute approximately $3,210,000 in gross revenues and offset operational overhead by approximately $570,000.  Should anticipated gross revenues over the coming 12 months fail to be achieved, based on the Company’s current run rate for gross revenues and the net contribution to overhead, the Company may be required to raise up to $375,000 to meet anticipated expenditures.

              The Company completed a negotiation with the debentureholder during the quarter ended June 30, 2005, whereby the debentureholder agreed to release the two commercial properties to allow their sale to proceed in return for payment of interest outstanding up to the date of the sale, and a lump payment of $150,000 towards the principal balance of the loan.  While the interest payment was completed during the quarter ended June 30, 2005 and subsequent interest payments have been remitted on a timely basis during the current quarter, as of the date of this report, the principal balance has been reduced by $64,632 with a further $85,368 due and payable. The balance of net proceeds from the sale of the Company’s two commercial properties, the liquidation of other marketable securities and the pending recovery of the Company’s investment in Capital Canada, formerly a wholly owned subsidiary, have been allocated to retire the Company’s outstanding debt and for general working capital.  At this time the Company cannot predict how much, if any, of these funds will be available for general working capital to meet expenses for the coming 12 months.

 While the Company has projected gross revenues from its food operations of approximately $3,210,000 over the upcoming twelve months, such projections are subject to numerous factors that are beyond our control. Projected operational costs and overhead of $3,230,000 include $2,640,000 for inventory and premix costs associated with the Company’s functional foods business, and $590,000 in general operating expenses relating to the Company and all of its existing subsidiaries. Presently the Company has placed previously anticipated marketing costs for its online store on hold while it reviews other marketing strategies for this line of products or a branded retail effort; therefore these amounts are no longer included in the projected operational expenses. As noted above, the Company may be required to raise approximately $375,000 to meet its projected costs should it not be successful in achieving its projected gross revenues. The Company expects that it will be able to obtain additional equity and/or debt financing to meet this need, or that net proceeds will be available from the divestiture/liquidation of its various non-core assets, once planned debt reduction (discussed above) has been concluded. As noted above, the Company completed the sale of both of its commercial real estate properties during the quarter and proceeds were applied to reduce long term debt and as general working capital.  The Company may be required to raise additional capital to meet its ongoing working capital requirements over the next 12 months and may be required to identify additional sources for these funds.

The Company’s budget of $590,000 in general operating expenses includes the expenditure of approximately $144,000 over the next twelve months on ongoing product refinement, technical support, the development of second and third generation functional formulations, including amounts paid to employees and consultants retained for the purposes of providing research and development support.

Included in the total anticipated cash requirements noted above of $3,230,000 over the next twelve months is an amount of $400,000 with respect to the operations of FACT Group, exclusive of inventory requirements and forecasted costs of goods sold of $2,640,000.  From the date of acquisition November 2001 to September 30, 2005 the Company has funded a total of $797,788 (net of associated interest charges) to FACT Group in respect of its ongoing operational expenses.

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

Results of Operations

Comparison of quarters ended September 30, 2005 and 2004

For the nine month periods ended September 30, 2005 and 2004 the Company realized a loss from operations of $154,763 and $124,127 respectively. The September 30, 2005 loss from operations includes a substantial gain on the disposition of certain commercial real estate properties of $560,009, with no similar entries in the comparative quarter, as well as a reduction in legal fees from $59,464 (2004) to $4,741 (2005) as a result of the settlement of certain legal matters during the fall of 2004 and completion of associated documentation in early 2004, an increase in consulting fees (paid in cash and by the issuance of shares collectively) from $200,404 (2004) to $294,534 (2005) due to the retention of services of an investor relations firm during the first quarter of fiscal 2005, and an increase in administrative expenses totaling $347,492 (2005) and $221,191 (2004) over the respective periods.  Depreciation and amortization expenses decreased during the respective nine month periods from $115,586 (2004) to $11,861 (2005) as a result of the divestiture of the commercial and residential real estate during the 9 month period. During the nine months ended September 30, 2005, the Company generated revenues from rental income, and sales of functional food premixes and non-dairy whipped toppings totaling $554,052.  Revenues for the same nine months in 2004 consisted of premix sales, as well as sales of petroleum and natural gas and rental income totaling $1,138,299.  Rental income totaling $85,843 (2005) and $143,075 (2004) decreased over the comparative nine month periods due to the sale of the commercial real properties during the second quarter of fiscal 2005.  Revenues from premix and crème sales also declined from $982,505 (2004) to $467,826 (2005).  This decrease is predominantly associated with a decline in market demand for products marketed as “low carb” products during the close of fiscal 2004 and early 2005, causing several of the Company’s clients to discontinue their operations. Additionally the Company discontinued the sale of its crème products during the summer of fiscal 2005. The Company has re-positioned its premix product line to suit current industry trends including high fiber, low glycemic and sugar-free or no-added-sugar market positions and hopes to improve on the sales deficit during the fourth quarter of the current fiscal year.

Other income and expenses include a reduction in interest expenses over the comparative nine month periods from $238,559 (2004) to $197,443 (2005).

Other costs and expenses over the nine months ended September 30, 2005 reflect certain extra-ordinary transactions including the write down of certain inventory assets in the amount of $152,322 during the current fiscal year, with no comparable entry for fiscal 2004, the divestiture of the Company’s investment in Texas T Petroleum Ltd. resulting in a one time loss of $112,510 from the disposition of certain non-marketable securities, and a loss of $7,330 from the sale of certain marketable securities; Again there being no comparative transactions to the period ending September 30, 2004.

The Company recorded a net loss of $352,206 over the nine month period ending September 30, 2005 as compared to a net loss totaling $361,487 for the comparative nine months in 2004.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of September 30, 2005, the Company had negative working capital of $940,662 and negative Stockholders' Equity of $27,918 compared with negative working capital of $3,610,886 and Stockholders' Equity of $40,142 as of December 31, 2004. The Company's working capital has increased as a result of the retirement of mortgages associated with the two commercial properties divested during the quarter ended June 30, 2005, the retirement of a third mortgage as a result of the divestiture of a residential property during the current quarter and a reduction to certain related party loans and accounts payable.  Stockholders' Equity decreased predominantly as a result of the operating losses for the period. As a result the Company was not able to meet working capital requirements in amounts sufficient to fund operating losses and cash used as described in our financial statements during the current period.

Financing activities during the nine month period resulted in an increase to related party loans payable of $204,975 from figures reported at the year ended December 31, 2004. The majority of proceeds from the loans were allocated to a shortfall in general working capital. Accounts payable and accrued liabilities decreased by $92,495, related party loans payable decreased by $238,433 and loans payable decreased by $2,296,250 over the period as outstanding mortgages were retired from proceeds received from the sale of the Company’s two commercial properties and the divestiture of a residential property.  The Company also expended $4,749 in the acquisition of new computer equipment at its Neptune, NJ and Calgary, Alberta offices.  Accounts receivable increased over the respective periods.  Inventory was substantially decreased over the respective periods due to the write down of Aunt Lydia’s Italian Crème inventory, and minimal product orders associated with the new line during the first nine months of fiscal 2005. During the most recently completed nine month period, the Company also received proceeds from the sale of certain marketable securities totaling $11,069.

While the Company was able to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements for the period ended September 30, 2005, the Company will acquire additional working capital to fund its operating plans over the next 12 months.

Liquidity

The Company anticipates it may need to raise up to  $375,000 over the next twelve months to fully implement its existing business plan, which includes significant marketing efforts, the continued development and refinement of functional food formulations and products, a consumer awareness and public relations campaign, concepts for development, manufacturing and distribution of a line of our own master brand food products via the internet, expanded management resources and support staff, and other day to day operational activities.  The Company may require additional funds over the next three years to assist in realizing its goals should it not achieve anticipated bench marks over the 2005, 2006 and 2007 fiscal years.  The amount and timing of additional funds required can not be definitively stated as at the date of this report and will be dependent on a variety of factors.   As of the filing of this report, the Company has been successful in raising funds required to meet our existing revenue shortfall for the funding of our operations. Funds have been raised through private loans, equity financing and conventional bank debt. The Company anticipates revenues generated from its functional food business will greatly reduce the requirement for additional funding; however, we can not be certain the Company will be successful in achieving revenues from those operations. Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Sources of Working Capital

During the quarter ended September 30, 2005, the Company applied  revenues generated from our functional foods business, revenues generated by our commercial rental properties and the net proceeds from the following to meet our ongoing expenses and overhead:

*

$204,975 in the form of loans from related parties bearing interest at various rates; and,

*

$11,069 in proceeds from the sale of certain marketable securities; and,

*

$1,018,155 in net proceeds from the sale of two commercial properties.

As noted above, during the quarter, the Company concluded the divestiture of its real estate assets, having finalized the sale of both of its commercial properties.  The Company is also aggressively pursuing the liquidation of all remaining marketable securities.  Proceeds from the sale of the commercial real estate assets has been allocated to reduce debt and to general working capital.

On March 6, 2003 the Company announced the pending distribution of all of the issued and outstanding shares of its wholly owned subsidiary, Capital Canada, to the existing shareholders of the Company on the basis of one (1) share of Capital Canada for every five (5) shares of the Company.  This transaction concluded in the final quarter of fiscal 2004.  As of September 30, 2005 Capital Canada is in debt to the Company in the net amount of $897,996 which amount has been reduced by $325,000 on the books of the Company as of the fiscal year ended December 31, 2004, to reflect anticipated recovery.  Additionally, the Company’s accounts receivable reported at the end of the quarter do not include interest amounts agreed to be accrued under the terms of an agreement entered into between the Company and Capital Canada on July 1, 2005.  On July 1, 2005, the Company agreed to enter into a convertible loan with Capital Reserve Canada Limited in the principal amount of $662,059 convertible for a period of two years from July 1, 2005 at $0.05 per share.  We have agreed to accrue interest on the loan back to the initial date of the loan which was March 1, 2000 at the rate of Bank of America prime plus 1% compounded annually.  If not converted the note plus accrued interest will be due on June 30, 2007.

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Not Applicable

ITEM 2.

CHANGES IN SECURITIES

Pursuant to a consulting agreement between the Company and Hobson, Lorenze and Bowersock the Company issued a total of 120,000 restricted Class A common shares during the quarter with a total book value of $57,600.

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

Exhibits and Index of Exhibits – see Exhibit Index below

b.

   Exhibits:

REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990
3.2	Amended Bylaws	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994
3.3	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on November 26, 2001	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002 herewith
3.4	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on February 8, 2002	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002 herewith

10.1	Management Agreement with Mr. Loder	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998

10.2	Lease Agreement dated January 15, 2000 by and between Capital Reserve Canada Limited and 319835 Alberta Ltd.	Incorporated by reference to Exhibit 10.14 previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
10.3	Purchase and Sale Agreement dated March 1, 2000 by and between Capital Reserve Canada Limited and Stone Canyon Resources Limited	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
10.4	Consulting Agreement dated April 24, 2000 by and between Capital Reserve Corporation and W. Scott Lawler	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.
10.5	Share Exchange Agreement dated November 20, 2001 by and between Capital Reserve Corporation, Food and Culinary Technology Group, Inc. and Shareholders of Food and Culinary Technology Group, Inc.	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
10.6	Lease and Option to Purchase Agreement dated by and between Capital Reserve Corporation and 5 Crowns Investment Corp.	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
10.7	Fourth Amendment to the Share Exchange Agreement dated February 2, 2004.	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
10.8	Amended and Restated Shareholders Agreement dated February 2, 2004	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
10.9	Mortgage between FACT Corporation and 948783 Alberta Inc. dated March 17, 2004	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

10.10	Offer to Purchase between FACT Corporation and Calfrac Well Services Ltd. dated December 21, 2004	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

10.11	Removal of Conditions and Amending Agreement dated February 25, 2005 between FACT Corporation and Calfrac Well Services Ltd.	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

31	Section 302 Certification- Chief Executive Officer	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACT CORPORATION

Date:  November 14, 2005

By: /s/ Jacqueline Danforth

Name:  Jacqueline Danforth
Title:  President and Director