Form 10KSB
period 2005-12-31
FACT CORP
filed 2006-04-17
CIK 707674

OMB APPROVAL
OMB Number 3235-0420 Expires March 31, 2007 Estimated average burden hours per response……………………………1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

 [ X ]     ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2005

 [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

 Commission File Number        33-55254-01

FACT CORPORATION

 (Name of small business issuer in its charter)

COLORADO	84-0888594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530-9th Ave S.E., Calgary, Alberta Canada	T2G0T7
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (403) 693-8000

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Class A Common Shares
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

[   ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     [ X]       No   [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     [  ]       No   [ X ]

State issuer's net revenues for its most recent fiscal year:

$800,329

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):

$2,445,154  as of April 17, 2006

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

Yes     [  ]       No   [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of  April 10, 2006, the Issuer had a total of 17,196,367 shares of Class A common stock issued and outstanding.

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

Transitional Small Business Disclosure Format (Check one): _________Yes

__________No

ITEM 1.     DESCRIPTION OF BUSINESS.

(a)

Business Development

FACT Corporation was incorporated under the laws of the State of Colorado on August 3, 1982 and is referred to herein as either "FACT", "the Company", "we", "us" or "our".  FACT Corporation predominantly operates  in the functional food industry through its wholly owned subsidiary, Food and Culinary Technology Group Inc., (“FACT Group”) developing, licensing and supplying turnkey functional premixes to customers who manufacture, distribute, and market bakery and pasta products to consumers through a variety of conventional and alternative channels including retail, food service and specialty markets. On August 11, 2003, FACT Products acquired the rights to a shelf stable non-dairy whipped topping which it markets under the brand name “Aunt Lydia’s Italian Cremes”.   Presently, the operations of FACT Products are suspended due to insufficient funding to be able to progress the business opportunity. The Company has also developed a line of home-use retail baking mixes under its Nutrition First™ brand for cookies, brownies and other products.  During fiscal 2005 the Company commenced a test market for its home-use line of products  via an online internet store at www.eatwellstaywell.net.  Due to insufficient funds the Company was unable to continue with marketing and advertising efforts as proposed and the site has been discontinued pending a review of the business proposal upon receipt of additional funding.

As of the date of this filing, the Company has three (3) wholly-owned subsidiaries, Wall Street Investment Corp. ("WSIC"), Wall Street Real Estate Ltd., (“Wall Street”), and FACT Group. WSIC currently has no business operations.  The Company had intended to dissolve or divest WSIC during the fiscal year 2005; however, this did not occur.  The Company will look to complete a divestiture of WSIC during fiscal year 2006. Wall Street Real Estate Ltd. was incorporated in the Province of Alberta, Canada on July 23, 2002 for the purpose of holding commercial real estate assets.  During fiscal 2005 Wall Street disposed of all of its assets and the Company intends to pursue a divestiture of this inactive subsidiary during fiscal 2006.  FACT Group was incorporated in the State of Nevada on August 14, 2001 for the purpose of acquiring an interest in certain proprietary functional food formulations, and was acquired by the Company on November 7, 2001. FACT Group has a wholly owned subsidiary, FACT Products Inc., which was incorporated in the State of Nevada on November 5, 2001 as FACT Bread Company, Inc.

By the end of fiscal 2002, initial sales had commenced in FACT Group, and the Company determined there was enough merit to commence the divestiture of certain of the Company’s non-core assets.  As a result during the fourth quarter of 2004, the Company distributed all of the outstanding shares of its operational oil and gas subsidiary, Capital Canada, to its shareholders in a stock dividend.

As the Company is a U.S. corporation all dollar amounts used herein refer to U.S. dollars unless otherwise stated.

(b) Business of Issuer

Current Operations

The Company presently undertakes all of its business operations indirectly through its wholly-owned subsidiaries.  These operations include:  operations in the food industry consisting of   the sale of premixes and other food products to commercial customers.  The Company continues to hold certain passive investments in public corporations for the purpose of capital appreciation. The Company's business is primarily focused on its operations in the functional foods industry. A discussion of each segment of the Company's current business operations is provided below.   During fiscal 2005 the Company completed its mandate to divest all non-core operations and as such, successfully sold its commercial and residential real estate operations.

 Functional Food Business

Through a share exchange agreement between the Company and the shareholders of FACT Group, completed in November 2001, the Company issued a total of 2,000,000 shares of its Class C common stock in consideration for all of the issued and outstanding shares of FACT Group, a company operating in the functional food business.  The acquisition included certain proprietary formulas for functional dough and batter based products.   The acquisition of FACT Group required that the formulations be held in escrow contingent upon the Company providing capitalization to FACT Group in the amount of $3 million and the payment of $2 million in royalties to certain of the shareholders of FACT Group. As a result of a settlement of a dispute with such certain shareholders, the formulas to the premixes and other intellectual property have been released to the Company. The requirement for funding of $3million is no longer included in the agreement and the plaintiffs returned all of their Class A common shares and their Class C common shares to the Company.  Certain amounts due to the Plaintiffs for services rendered were forgiven.   The purchase price for the intellectual property remains at $2 million, to be paid in the form of royalties based on pounds of product sold by FACT Group.   FACT Group is obligated to pay the following minimum annual royalty payments:

2006 – $  59,150

2007 – $  76,895

2008 – $  99,963

2009 – $129,953

2010 – $168,938

2011 – $219,620

2012 – $285,506

2013 - all remaining royalties become due and payable as one balloon payment.

FACT Group will also pay a maximum of $233,333 in additional income to two of the plaintiffs calculated on a monthly basis from September 1, 2003 through December 31, 2006 and payable from November 1, 2003 to February 28, 2007.  Should the plaintiffs receive royalty payments of $150,000 or more in any one year then FACT Group shall have no responsibility to pay further additional income in that year to the two plaintiffs. During 2005 the Company paid the plaintiffs royalties totaling $46,511.  As additional terms of the settlement, the plaintiffs are prohibited from competing with FACT Group for 5 years, must keep all trade secrets confidential and were required to provide training for FACT Group's new technical support personnel.

FACT Group holds the rights to certain formulations for the production of dough and batter based functional food products ranging from breads, bagels, pastas, and pizza shells, to sweet baked goods, snack bars and confectionery, as well as other foods derived from a dough, batter or mix. Commercial sales of premix commenced in November 2002. Presently, FACT Group sells its Nutrition First™ premixes and products to manufacturers, distributors and food service clients, who incorporate the premix into finished products to market and sell to the end consumer under their own retail brand/label, paying FACT Group a fee for each pound of premix purchased. FACT Group’s premixes enable customers to make claims on their end products pertaining to a variety of market positions including, reduced digestible carbohydrates, increased fiber, weight management benefits, and other tangible benefits.  FACT Group has also entered into a licensing agreement with a North American bakery ingredient distributor that sells products containing FACT Group’s premixes under its own brand name.  FACT Group receives a royalty for each pound of premix sold by such distributor. FACT Group is currently in negotiations with a number of potential new customers for the supply of functional premixes across various other product channels including snack bars, donuts, brownies, and at-home mixes for bread, muffins, cookies, cakes, brownies, pancakes, waffles and scones.   FACT Group is also pursuing other methods to increase sales and distribution of its line of premixes and finished products.  In January 2005 FACT Group launched an online store at www.eatwellstaywell.net where the consumer could directly purchase home-use versions of some of the more popular commercial bake mixes, including brownies, cookies, an all-purpose bake mix and other products.  This line of retail size mixes was also marketed under the Company’s Nutrition First™ brand.   The Company discontinued its retail distribution and the online store during fiscal 2005 due to insufficient funding to launch the proposed marketing campaign and to maintain the costs of the inventory and the online website.   FACT Group is currently pursuing additional premix licensing agreements with large suppliers to the bakery industry.  FACT Group has secured arrangements with two independent blending facilities in New Jersey and New York for the preparation of premix for use in end consumer products.  Fiscal 2006 plans include expanding the Company’s commercial premix distribution base, seeking alternate channels to introduce the Company’s product lines, an advertising and marketing campaign to secure sales for the new on-line store (as funding will permit) and potential merger and acquisition opportunities with complimentary organizations operating in the functional foods segment.

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

Sales from the premixes and other complimentary products in 2005 accounted for 89% of the Company’s total revenues.  While the Company’s operating food subsidiaries were profitable for the first time in 2004, we were unable to achieve sufficient sales to reach profitability in fiscal 2005.  This was predominantly a result of the Company’s inability to continue with sales of our shelf stable whipped topping product, a lack of financing to carry out 2005 marketing plans and the loss of certain customer accounts in 2005 due to their own financial constraints.  The Company continues to consider its investment in FACT Group an investment in a developing business.  FACT Group’s ability to continue to execute its business plan and achieve profitable operations will be impacted by numerous factors including the following:  maintenance of existing customers and acquisition of new customers through supply and licensing agreements; acceptance of our customers’ end products by the retail consumer; acceptance of the Company’s branded products by the retail consumer; access to sufficient amounts of key ingredients for uninterrupted supply of our premixes to customers; protection of our proprietary formulations and continuing development of new commercial formulations; the onset of competitive products in the retail marketplace and ongoing financing to meet operational overhead until such time as FACT Group can consistently achieve sufficient sales to meet ongoing expenses and growth initiatives.

Competitive Business Conditions and our competitive position in the industry

FACT Group is presently operating in an emerging growth industry which experienced a rush of new competitors to the marketplace in fiscal 2003 and 2004.  During 2004 and early 2005, the competitive landscape was further impacted with the failure of several of these emerging enterprises which, having entered the marketplace quickly, over-saturated the market with numerous line extensions and new product offerings, only to suffer poor consumer acceptance levels, resulting in diminished sales and ultimately, product failure.   This phenomenon also extended to several larger, well established food companies that, in an effort to secure profitable segments of the market with rapid product introductions, experienced poor consumer take-off at the retail grocery level, resulting in a withdrawal of newly launched items.  Additionally, various larger and smaller food companies with sales dependent on traditional bakery goods were adversely impacted by the quick introduction and rapid expansion of functional bakery products, in particular the “low carb” segment of this functional market, resulting in more commercial product failures, dramatic sales declines and overall instability in the bakery segment of the food industry.  Larger food conglomerates entered the functional arena in late fiscal 2004 and early fiscal 2005 marketing products to cater to the mainstream interests of the consumer including increased fiber and reduced sugar product offerings.  This foray into the industry has been particularly successful.  The Company believes this market has now progressed to a more stable operating environment, and that our unique collection of product offerings will have enhanced sales potential now that the market has settled and consumer demands and preferences have been assessed.

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

However, the segment of the functional foods industry in which we are operating, breads, grains and baked goods, accounts for approximately 40% of total sales in our segment of the food industry, allowing room for a vast competitive landscape.  FACT Group has ample opportunity to secure a profitable segment of the market share.  Presently we estimate there are between 10 and 15 organizations (excluding large food conglomerates that provide products catering to the fringe of the functional market) providing the industry products which may be considered similar to those marketed by FACT Group.  Many of these companies are much larger and better financed than FACT Group.

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

Dependence on one or a few major customers

FACT Group’s revenues for fiscal 2004, 2005 and to the date of this report rely heavily on sales made to a single customer.  Western Bagel Baking Corporation of Van Nuys, California accounted for approximately 70% of premix sales to the end of fiscal 2004 and 82% to the end of fiscal 2005.  As at the date of this report, FACT Group is actively working to successfully close additional client accounts that should assist in better diversifying our revenue base.  It is anticipated that until such time as FACT Group establishes its products in the marketplace, it will remain reliant on a small number of key customers to drive sales.

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

The distribution of these products was undertaken through FACT Products, a wholly owned subsidiary of FACT Group.  FACT Products has been unsuccessful in getting these products to market due to technical product problems and insufficient funding to properly pursue a marketing plan.  Presently, there is an amount claimed owing by the manufacturer of the product in the amount of $143,354.  FACT Products is disputing the amount and is attempting to reach an agreement for credit back for product which was defective.   Should FACT Products reach a settlement, it will be required to raise funding to be able to pay the settled amount.  FACT Group has determined to spin off the operations of FACT Products to raise funds to be able to pay any settlement reached and for further product research, development and marketing.   This spin-off should be undertaken during fiscal 2006.

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

Real Estate

The Company divested itself of all of its real estate assets during the fiscal year 2005.

Investments in Marketable and Non-Marketable Securities

During fiscal year 2005, the Company divested its interests in Texas T Minerals Inc. a public reporting Alberta corporation and its private subsidiary, Texas T Petroleum Ltd.. The Company originally made these investments with the intent of becoming more actively involved in the oil and gas industry, specifically through the commercialization of a proprietary and patented heavy oil upgrading technology under development by these companies. These companies divested their interest in this heavy oil upgrading technology in December 2001 (transaction closed March 2002) and are currently reviewing new business opportunities. As of December 31, 2004, the Company owned 89,775 shares of the public reporting company, which was recorded on the financial statements at $16,397 based on the quoted market price of the stock at that date.  Prior to December 31, 2005 the Company divested all of its shares of the public reporting company for CAD$0.15 per share for total CAD proceeds of $13,466 (US$11,069).  The Company recorded a loss of $7,417 with respect to the transaction.

During the year the Company also agreed with the other shareholders of the private company. Texas T Petroleum Ltd. to transfer its shares of the company to the remaining shareholders, on a pro rata basis in exchange for forgiveness of the Company’s current share of  outstanding liabilities due and payable. The transaction resulted in the write down of the Company’s recorded interest in the private company in the total amount of $112,510.

The Company acquired an interest in shares in a second reporting corporation, Australian Oil & Gas during 2003 by way of settlement of a claim in bankruptcy relating to a lease for space in one of the Company’s rental properties.  These securities remain on the books of the Company with a market value of $21,770.

During fiscal 2005 the Company acquired 500,000 shares of Capital Reserve Canada Limited, a public reporting issuer and formerly a wholly owned subsidiary of the Company, as part of an agreement with various third parties whereby the Company transferred all of its rights and interest in a convertible loan negotiated with Capital Reserve Canada Limited earlier in the year.  Under the terms of the divestiture agreement, the Company will receive cash consideration totaling $400,000 and 500,000 free-trading shares of Capital Reserve Canada Limited.  The fair value of the shares received and the value of the cash proceeds offset the total value of the convertible loan for financial reporting purposes resulting in a loss on the original investment of $266,944.  The securities remain on the books of the Company with a market value of $250,000.

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

Employees

The Company and its subsidiaries do not have any direct employees.  All of the Company’s employees work on a contract basis.  As of April 14, 2006, the Company and its subsidiaries had 1 full-time contract employee and 4 part-time contract employees providing various administrative and support services through consulting companies. The tasks and duties undertaken by employees include corporate management, legal counseling, administration, accounting, sales and marketing, and product development. The Company contracts with certain other consultants to provide product development services, sales support, marketing and advertising support, investor relations activities and property management as is required.

ITEM  2.     DESCRIPTION OF PROPERTY.

The Company presently leases office space at 1530-9th Ave S.E., Calgary, Alberta Canada, from which it carries on its operations and the operations of the Company’s subsidiaries. The lease is for a five year lease ending on July 31, 2006.  There is no provision in the lease for renewal, however, the Company has been notified by the landlord that they will renew the lease for a further five years, should the Company wish to do so.  The Company will make this determination after investigating other lease opportunities.

Under the terms of the lease the Company pays net rent of $5,716 ($6,912CDN) per annum until July 31, 2006 plus applicable taxes and operating costs.

The Company does not own any plants or properties or any real estate.

ITEM 3.     LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending December 31, 2005.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)

The Company's common stock trades on the OTC/BB under the symbol "FCTOA".  Following is a report of high and low bid prices for the last two fiscal years.

Year 2005	High	Low
4th Quarter ended 12/31/05	0.41	0.20
3rd Quarter ended 9/30/05	0.40	0.15
2nd Quarter ended 6/30/05	0.72	0.38
1st Quarter ended 3/31/05	0.85	0.43

Year 2004	High	Low
4th Quarter ended 12/31/04	0.78	0.40
3rd Quarter ended 9/30/04	0.90	0.59
2nd Quarter ended 6/30/04	1.67	0.62
1st Quarter ended 3/31/04	1.83	0.80

The information as provided above for the fiscal year 2005 was provided by Pink Sheets.  The information as provided above for the fiscal year 2004 was provided by Yahoo Finance's website. The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of April 17, 2006, there were 11 market makers in the Company’s stock. The last available reported trade by the OTC/BB prior to the filing of this report was April 13, 2006 at $0.68.

As of April 10, 2006, there were 942 record holders of the Company’s Class A common stock.

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

(2)

The options as disclosed here relate to a stock option plan approved in 2001.  The Company affected a 4 for 1 reverse split during 2003 and the numbers disclosed herein reflect the reverse split.

(b)

 RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended December 31, 2005, we  issued  the following unregistered securities:

Date	Amount of Class A Common Shares	Issued To	Amount of Consideration $	Type of Consideration	Exemption
10/1/2005	120,000	Hobson, Lorenze, Bowerstock & Associates	31,200	Services	Regulation D

The shares listed in the table above shown as having been sold were sold in compliance with the exemption from the registration requirements found in Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company paid no commissions or finders fees in connection with this offering.  Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. Each purchaser represented to the Company that he was purchasing the securities for his own account and not for the account of any other persons. Each purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

During the quarter ended December 31, 2005, the Company reserved a total of 120,000 shares for issuance to Hobson, Lorenze, Bowerstock & Associates, however the shares have not yet been issued.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company does generate income from sales of functional premixes on a monthly basis, these proceeds are not sufficient to meet the Company's current monthly overhead, which includes the on-going business of three operational subsidiaries. The Company will require approximately $2,760,000 to cover its anticipated overhead and operational needs, inclusive of inventory, for the upcoming twelve-month period.  Revenues generated from operations  are expected to contribute $2,630,000 in gross revenues and offset operational overhead by approximately $475,000.    While the Company has projected gross revenues from its food operations of approximately $2,630,000 over the upcoming twelve months, such projections are subject to numerous factors that are beyond our control. Projected operational costs and overhead of $2,760,000 include $2,150,000 for inventory and premix costs associated with the Company’s functional foods business and $610,000 in general operating expenses relating to the Company and all of its existing subsidiaries. The Company may be required to raise approximately $400,000 to meet its projected costs should it not be successful in achieving its projected gross revenues. The Company expects that it will be able to obtain additional equity and/or debt financing to meet this need

The Company’s budget of $610,000 in general operating expenses includes the expenditure of approximately $144,000 over the next twelve months on ongoing product refinement, technical support, the development of second and third generation functional formulations,  including amounts paid to employees and consultants retained for the purposes of providing research and development support.

Included in the cash requirements noted above of $2,760,000 over the next twelve months is an amount of $375,000 with respect to the operations of FACT Group, exclusive of inventory requirements and forecasted costs of goods sold.  From the date of acquisition November 2001 to December 31, 2005, the Company has funded a total of $849,158 (net of associated interest charges) to FACT Group in respect of its ongoing operational expenses.

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

INVESTMENTS IN MARKETABLE AND NON-MARKETABLE SECURITIES:

The Company has received equity in a public reporting Alberta corporation, Capital Reserve Canada Ltd.  in settlement of certain loans receivable and a second U.S. public reporting corporation, Australian Oil and Gas as a settlement from one of its former creditors. The ability of the Company to recover its initial investment, realize a gain or recover value for the non-cash settlement of a liability is subject to numerous external factors including: the marketability of the acquired securities, the liquidity of the market for the securities, the ability of the corporations in which the Company has invested to continue to operate their businesses and achieve successful operations, and factors affecting the business environment of the corporations in which the Company is invested.

GENERAL OPERATIONS:

*

Despite the growth of the Company’s primary business over the past 24 months, the Company still has limited operating history and, therefore, little history on which to base any forecasts.

*

Although the Company has divested many of its non-core assets and investments, we still have investments which require liquidation, each of which are subject to substantial external risk factors which may affect the Company's ability to recognize value.

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

Overview

The Company is a development stage company with its primary operations in the food industry.  We also have certain passive equity investments in marketable securities.

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

FACT Group has developed a line of functional dough and batter based formulations in order to supply and license turnkey premixes providing health benefits to a variety of customers for the manufacture of finished products, including  a variety of breads, bagels, pasta, pizza crust and sweet baked goods such as cookies, muffins, donuts and cakes.   All our products have been specially formulated for manufacturers to complement their existing non-functional products and capture significant incremental revenue with no change to existing manufacturing processes. This product line was expanded in early 2005 with the introduction of a test market of our products at our online store at www.eatwellstaywell.net where we directly offered the consumer our line of home-use bake mixes under our Nutrition First™ brand.  This site was discontinued during the year due to lack of financing.

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

In fiscal 2003, FACT Group entered into a licensing agreement with a major bakery ingredient distributor for the sale of premixes manufactured using our formulations, under the distributors own brand.  Additionally, we have developed a line of snack bars using our functional premixes, which we hope to be able to bring to market during fiscal 2006 along with a renewed campaign to market our home-use line of bake mixes.  The bars and retail size bake mixes can also be customized and marketed to our commercial clients.

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

Present Situation

FACT Group is currently marketing and selling its functional premixes for breads,  bagels, pasta and sweet goods products to independent manufactures and a major bakery ingredient distributor.  FACT’s revenue stream is presently dependent on one key customer which accounts for approximately 85% of the Company’s total annual sales.  The Company is in advanced negotiations with several potential clients for the provision of premixes and products across various new segments including snack bars, retail size mixes, sweet goods and new product formats.

The Company anticipates it will achieve gross sales of approximately $2,630,000 in fiscal 2005 from the sale of premix and products to the consumer, as well as existing and new customers across its various product categories.

In the event the Company is unable to achieve its targeted gross sales, the Company may seek to raise additional equity or debt capital of up to $400,000, which proceeds will be used to fund the operations of FACT Group including its 2005 marketing and advertising plans and to expand the product offering at its online store, www.eatwellstaywell.net.  As at the date of this report the Company does not have commitments to provide these funds. The Company expects to realize funds during the current fiscal year to assist with its ongoing operations through the sale of certain real estate assets and other marketable securities presently under agreement for sale or targeted for divestiture.  Should FACT Group achieve its forecasted sales of $2,630,000 million in fiscal 2005, it may still require additional funding for its operations.  Exceeding our sales target should provide for profitability by the end of fiscal 2006.

Our products

Products currently being marketed by the Company include formulations for bread, bagels, fresh pasta and sweet baked goods, including ready-to-eat snack bars, which offer the consumer a combination of added health benefits including: no sugar, no cholesterol, reduced carbohydrates, low fat, high fiber and low sodium. The foundation or “core” of each of the end products is a dough or batter based system, the composition of which varies depending on the product type and flavor. The Company currently uses an independent blending facility located in New York state, to blend the dry ingredients forming our premix. Agreements with the blending facility allows FACT Group to maintain control over its proprietary formulations and ensure the formulations remain proprietary. The blend of dry ingredients for each product category, referred to as "premix", is then delivered to FACT Group’s customers for addition of the balance of ingredients, manufacturing of product and distribution. Products are distributed under the clients' brand or private label. Revenues are generated by way of a fixed cost per pound of premix sold to the customer.  FACT Group also generates revenue through a licensing agreement with a major North American bakery ingredient distributor.  This distributor pays FACT Group a royalty for each pound of premix sold under their own label.  The distributor’s private label premix is manufactured using FACT Group’s proprietary formulations, Additionally, FACT Group intends to work towards securing private labeling agreements during fiscal 2006 for its line of ready-to-eat snack bars and other line extensions.

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

Sales of in-store or independent bakery breads has grown at a rate of 7% annually since 1993 and translates into a $5 billion industry. Sales of these premium breads are coming at the expense of packaged breads.  Boutique bakery breads sales are experiencing an annual growth rate of 25% and are now exceeding $300 million for this segment.  Of late, industry reports indicate a decline in overall bread sales of between 15% and 20%.  Various industry authorities attribute this decline to the segment of the consumer population seeking controlled carbohydrate offerings.  Recently, the market focus on whole grains by large food conglomerates has rejuvenated the regular bread aisle and packaged breads with consumers displaying an elevated interest in bread products perceived as “healthier offerings” which provide 100% whole wheat or “multigrain” products offering increased fiber in order to help consumers meet minimum servings under the US Recommended Daily allowance (“RDA”). FACT Group’s premixes for bread and bread-based products offer an alternative solution for manufacturers in the bread industry.  FACT Group’s line of bread products are reduced in digestible carbohydrates and naturally high in fiber, making them suitable for controlled carbohydrate diets, those seeking increased fiber as well as other diet conscious consumers.

Pasta

The U.S. market in dry pasta sales are approximately $2.25 billion. With the addition of the food service contribution to pasta sales, the category jumps to over $5 billion in annual sales.   The pasta category has also experienced a decline in sales in 2003, 2004 and 2005, which is believed to be associated with the trend towards “reduced carb” product offerings and the consumer’s increased desire to consume carbohydrate products which are also high in fiber..

Pasta is similar to bread from a formulation perspective and FACT Group’s proprietary mixes work in a similar fashion as they do in bread.

For pasta products, FACT Group provides functional benefits by creating a unique high fiber, reduced digestible carbohydrate formulation. While there are high fiber pastas on the market today, achieved by the addition of whole grains, FACT Group has taken a different approach to the market by not only improving the taste of high fiber pasta, but concurrently reducing net digestible carbohydrates using state of the art fibers clinically proven to have numerous health benefits. FACT Group sees opportunities for customers across the pasta category including dry and fresh pasta. Initially, customers will include smaller branded, private label and specialty manufacturers.  FACT developed a line of reduced carb, high fiber pastas for distribution under the Quick Quisine label by one of our commercial clients under license from Atkins Nutritional Inc. in fiscal 2005.  Unfortunately with the unexpected financial problems experienced by Atkins Nutritionals during fiscal 2005, the distribution of the product line did not come to fruition.  The Company hopes to see this product launched at a later date and is working to introduce the product to other potential clients.

Sweet Goods

The ready baked sweet goods category represents some $13.8 billion in annual US sales. The key market elements include cookies at $7.1 billion and sweet goods such as muffins, brownies, etc. that are largely sold in the baked goods aisle at  $3.7 billion. Some $3.1 billion of total sweet goods are sold as refrigerated/frozen items available chiefly in supermarkets.

FACT Group’s formulations can offer a wide range of traditional product offerings that are better for you.  This category is mature and ripe for innovation as consumers are looking for answers to living a healthier lifestyle without sacrificing taste or quality. FACT Group has a number of product options available in this category including cookies, muffins, brownies, cakes, scones, donuts, pancakes and waffles.  During late fiscal 2005 the Company entered  into an arrangement to provide a local New Jersey bakery with a line of healthy alternative mixes for muffins as a replacement to the bakery’s existing product line.  These products are distributed by a major weight loss company across North America.  FACT hopes to provide line extensions for this manufacturer during fiscal 2006.

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

FACT Group is pursuing this rapidly growing format with potential customers in two market segments.  One set of customers see the opportunity to build distribution of lower carbohydrate/high fiber individual products in the convenience store and vending channels. Another set of potential customers are focusing on the weight management aspect of portion controlled units that allow dieters to control calories and reduced carbohydrate/high fiber benefits while still enjoying full flavored taste. In fiscal 2004 developed an attractive line of reduced  carbohydrate, high fiber snack bars fortified with 25% of the recommended daily allowance of 17 essential vitamins and minerals which it hopes to market during fiscal 2006.  FACT has also been actively working on revised formulations for individually wrapped brownies and other products during fiscal 2005.  .

The direct to consumer opportunity

With the rapidly growing market trend towards reduced carbohydrate/ increased fiber products, and a desire by the consumer to return to the kitchen, at-home retail sized mixes in this category have seen substantial growth.  Additionally, the health conscious consumer is motivated to actively seek out products to suit their dietary needs.  Subsequent to the close of fiscal 2004 FACT launched a test market for an online store at www.eatwellstaywell.net to take advantage of this attractive opportunity.  At the site the Company sold a variety of bake at home mixes, including brownies, cookies, an all purpose bake mix and other fare under its Nutrition First brand from its internet store.   The Company has developed a complete marketing and advertising plan for implementation but has been unable to continue with its plans due to lack of funding.  The Company will revisit the expansion of its online store and retail bake mix line in fiscal 2006.

Key customer segments

Manufacturers

Distributors

Retailers and Food Service

Specialty/Health/Diet

Direct to Consumer

Other Food Products

During fiscal 2003 FACT Products Inc., a wholly owned subsidiary of FACT Group Inc., acquired a line of imported shelf stable, non-dairy whipped toppings known as Aunt Lydia’s Italian Crèmes.   FACT Products has the exclusive worldwide rights to the Aunt Lydia’s brand crèmes and commenced marketing the product towards the end of fiscal 2004.  The crèmes are unique in formulation and come in four flavors including vanilla, chocolate, strawberry and mocha, and do not require refrigeration to stay fresh.  Though the Company executed multiple purchase orders from an East Coast retail supermarket chain during late fiscal 2004 and early fiscal 2005, the Company was not able to successfully market the product due to product performance issues and a lack of marketing dollars.  The Company hopes to revisit this product during fiscal 2006 in order to determine if there is any merit in pursing further marketing efforts.  Presently the Company has ceased all distribution of the product.

Milestones

NEAR TERM GOALS (2006)

The Company’s near term goals include a focus on the ongoing operation of our functional foods business.  FACT Group intends to increase its presence in marketplace by continuing to provide premix to customers who will launch functional food products and further develop our corporate infrastructure. The Company is hoping to see improved sales of its premixes during fiscal 2006 to a wider array of commercial clients, as well as increased product diversification in the marketplace.  Additionally, the Company will revisit its 2005 plans to direct resources towards an online store to market our own line of retail “at-home” mixes directly to the consumer.  These  marketing plans would call for promotional offers, and a focused internet and print advertising campaign to help establish recognition for our master brand, “Nutrition First™”. We also intend to expand our product offerings in the individually packaged serving size to appeal to a wider range of consumers.

FACT Group is aggressively pursuing additional supply and licensing arrangements with corporations established in the food industry for the manufacture, marketing and distribution of our line of functional premixes. It is the intent of the Company that additional customers will launch products containing our functional premixes throughout the year so that revenues generated from the functional food business will assist the Company in finally achieving profitability during fiscal 2006.

Presently the Company is in negotiation with several additional clients for the supply and licensing of our functional premixes for a variety of sweet baked goods and private label opportunities. The Company is hopeful it will finalize these negotiations throughout fiscal 2006.

To further enhance our ability to increase revenues in fiscal 2006 the Company may also look to complete strategic mergers or acquisitions with complimentary businesses.   In this manner the Company may be able to access previously unavailable distribution channels in a more expedient manner.

INTERMEDIATE TERM GOALS (2007-2008)

Building on our near-term plan for development, the Company hopes to experience substantial growth  over  the intermediate term. Our objectives include the following:

*

Growth for of our line of “at-home” products under our master brand, Nutrition First, for direct market to the end consumer via internet and other channels.  Potential expansion of this line to include a unique off-shoot of products specially directed to the diabetic and glucose management markets.

*

Expand our client base to include supply and licensing partnerships with additional medium to large sized industry participants and certain major industry participants in the manufacturing, distribution, quick serve restaurant and food service channels.  The Company will also pay special focus to the public school meal system in the hopes of locating a channel to provide healthier product offerings in local and national educational facilities;

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

LONG TERM GOALS (2008 AND BEYOND)

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

Financial Outlook

The Company has completed the spin off of its operational oil and gas subsidiary during the final quarter of fiscal 2004 and therefore has no longer included this subsidiary in its consolidated balance sheets.  Additionally, the Company successfully divested its commercial and residential real estate holdings in fiscal 2005 and therefore did not generate substantial revenues from those real estate operations during this current fiscal year.  The Company also disposed of various passive investments during the year in order to streamline our day to day operations.   Our 2006 mandate calls for the divestiture of all remaining passive investments as soon as practicable, which will provide the Company additional funds for ongoing working capital and the settlement of outstanding debts.   The Company expects to focus on increasing the revenue stream generated by the supply and licensing of its commercial functional food premixes during fiscal 2006.

The Company may seek to raise approximately $400,000 dollars in the form of debt and/or equity financing in the near term to assist with growth objectives.  As noted above, we will continue to look to divest those remaining passive assets not directly related to our core business of functional food products. This should provide the Company adequate resources to continue operations and establish increased cash flows to cover operational expenses and achieve profitability by the close of fiscal 2006. There is no assurance that the Company will be successful in raising this amount of capital or meeting its anticipated operational goals.

Results of Operations

Comparison of 2005 and 2004

For the years ended December 31, 2005 and 2004 the Company incurred operating losses of $1,216,588 and $265,323 respectively. Fiscal 2005 operations include a substantial decrease in revenues from $1,417,607 (2004) to $800,329 (2005).  The decrease in revenues can be predominantly attributed to the cessation of sales of the Company’s whipped topping product line during early fiscal 2005 and the divestiture of the Company’s commercial real properties which terminated commercial rental income.  These two events resulted in revenue in fiscal 2005 totaling $396,218.  The Company’s sales of functional premixes also declined over the comparative fiscal years from $918,690 (2005) to $708,947 (2004) as a result of the loss of certain client accounts in late 2004 and early 2005 due to unexpected market conditions which impacted certain of the Company’s clients.   Associated costs of goods sold relating to functional premix sales increased from $507,132 (2004) to $635,732 (2005).    The costs of goods sold associated with the whipped topping products decreased over the comparative years from $224,854 (2004) to $154,170 (2005).   Legal fees decreased substantially from $70,888 (2004) to $10,138 (2005), however consulting fees and services settled by the issuance of shares increased greatly from a combined total of $285,084 (2004) to $387,023 (2005).  Associated administrative expenses also increased slightly from $315,052 (2004)  to $399,977 (2005) due to increased warehousing, freight and other general office expenses.  .

In fiscal 2004, there was a non-recurring, non-operating expense totaling $48,562  This expense reflects the movement in the value of assets held by a private corporation in which the Company holds an interest. During fiscal 2005 this asset was divested and the Company wrote down a total of $112,510 upon divestiture of its interest in this private corporation.

During fiscal 2005 the Company wrote down $266,944 as a result of an agreement reached with certain arms length third parties whereby the Company agreed to accept $400,000 cash and 500,000 shares of the common stock of Capital Reserve Canada Limited as consideration for assignment of the convertible note between the Company and Capital Reserve Canada.  The Company has recorded the shares received as part of this transaction on its balance sheet at a value of $250,000 which amount represents the average market price of $0.50 per share.  There was no comparable transaction during fiscal 2004.

During fiscal 2005 the Company wrote down an account receivable which it deemed to be uncollectible in the amount of $34,948.  There was no comparable transaction during fiscal 2004.

During the fiscal year ended December 31 2005 the Company sold certain marketable securities and recorded a loss of $7,417 in respect of the transaction.  There was no comparable transaction in fiscal 2004.

During the fiscal year ended December 31, 2005 the Company disposed of its commercial and residential real properties for a total gain of $572,944.  There was no comparable activity in fiscal 2004.

Interest expenses and fees decreased in 2005 as the Company was able to retire various loans and mortgages upon the sale of its commercial real properties, and the associated debt serving obligations.  Additionally the Company recorded a substantial increase in interest income as a result of certain convertible notes entered into between the Company and Capital Reserve Canada Limited.  .

Net losses for the two completed fiscal years were  $626,397 (2005) and $595,303 (2004) respectively,

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of December 31, 2005, the Company had negative working capital of $1,165,256 and Stockholders' Equity of $68,558 compared with negative working capital of $3,610,886 and Stockholders' Equity of $40,142 as of December 31, 2004. The Company’s negative working capital has decreased as a result of the retirement of several current liabilities concurrent with the sale of the Company’s commercial real properties.

Liquidity

The Company anticipates it may require approximately $400,000 over the next twelve months to fully implement its existing business plan, which includes significant marketing efforts, the continued development and refinement of functional food formulations and products, a consumer awareness and public relations campaign, concepts for development, manufacturing and distribution of a line of our own master brand food products via the internet, expanded management resources and support staff, and other day to day operational activities.  The Company may require additional funds over the next three years to assist in realizing its goals should it not achieve anticipated bench marks over the 2006, 2007 and 2008 fiscal years.  The amount and timing of additional funds required can not be definitively stated as at the date of this report and will be dependent on a variety of factors.   As of the filing of this report, the Company has been successful in raising funds required to meet our existing revenue shortfall for the funding of our operations. Funds have been raised through private loans, equity financing and conventional bank debt, as well as through the sale of certain active and passive investments. The Company anticipates revenues generated from its functional food business will greatly reduce the requirement for additional funding; however, we can not be certain the Company will be successful in achieving revenues from those operations. Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Sources of Working Capital

During 2005 the Company's primary sources of working capital have come from revenues generated from our functional foods business, revenues generated by our commercial rental properties prior to their disposal and the net proceeds from:

*

$89,517 in the form of loans from related parties bearing interest at various rates;

*

$755,279 in proceeds from the sale of certain commercial real properties;

*

$11,069 from sale of certain marketable securities; and,

*

$50,000 from the proceeds of an agreement entered into regarding the assignment of a convertible note with Capital Reserve Canada Limited..

The Company is also aggressively pursuing the liquidation of its remaining passive investments..

Material Commitments for Capital Expenditures

Pursuant to a settlement agreement entered into between FACT LLC and Steven Schechter, Jennifer Flynn and Steven Capodicasa, FACT Group has an obligation to pay a total of $2,000,000 in royalty payments over 10 years and the amount of up to $233,333 in salary compensation to Flynn and Schechter.

Off Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

ITEM 7.      FINANCIAL STATEMENTS

FACT CORPORATION

FINANCIAL STATEMENTS

AS AT THE FISCAL YEARS ENDED DECEMBER 31, 2005 and 2004

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

Report of Independent Registered Public Accounting Firm

Board of Directors

Fact Corporation

We have audited the accompanying consolidated balance sheets of Fact Corporation as of December 31, 2005 and December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fact Corporation as of December 31, 2005 and December 31, 2004 and the consolidated results of its operations, stockholders’ equity, and its cash flows for the years ended December 31, 2005 and December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Miller and McCollom

MILLER AND MCCOLLOM

Certified Public Accountants

4350 Wadsworth Boulevard, Suite 300

Wheat Ridge, Colorado 80033

April 17, 2006

FACT CORPORATION Consolidated Balance Sheets
	December 31,
	2005	2004
Current Assets
Cash	159,839	44,904
Inventory	50,188	314,457
Accounts receivable (Note 3)	767,336	79,233
Account receivable – Capital Reserve Canada Ltd.	-	325,559
Prepaid expenses and deposits	-	39,082
Total Current Assets	977,362	803,235

Investment in Texas T Companies (Note 5)	-	72,070
Investment in Capital Reserve Canada Ltd. (Note 16)	250,000	68
Investment in Australian Oil and Gas (Note 6)	21,770	7,265

Property and Equipment
Intellectual property (Note 2)	2,770,678	2,770,678
Real Property (net of accumulated depreciation of $363,967 in 2004) (Note 4)	-	2,754,876
Office equipment and computers (net of accumulated depreciation of $28,471for 2005 and $20,512 in 2004)	3,213	11,172
Total Property and Equipment	2,773,891	5,536,726

Total Assets	4,273,024	6,419,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	587,065	621,220
Accounts payable (related parties)	316,165	244,300
Loans payable (related parties) (Note 7)	1,084,748	1,139,851
Loan payable (Note 8)	-	2,296,250
Current portion of long-term debt and acquisition cost	154,639	112,500
Total Current Liabilities	2,142,618	4,414,121

Long Term Liabilities
Acquisition cost payable (Note 2)	1,811,848	1,965,101
Total Liabilities	3,954,466	6,379,222
Commitments and contingencies

FACT CORPORATION Consolidated Balance Sheets
	December 31,
	2005	2004

Stockholders' Equity
Class A Common Stock - authorized 100,000,000 shares of no par value; 17,274,406 issued and outstanding as at December 31, 2005 and 16,836,367 at December 31, 2004 (Note 9)	8,733,095	8,119,630
Class A Common stock warrants	20,455	47,985
Accumulated deficit	(8,797,135)	(8,170,739)
Accumulated other comprehensive (loss)	112,143	43,266
Total Stockholders' Equity	68,558	40,142
Total Liabilities and Stockholders' Equity	4,023,024	6,419,364

FACT CORPORATION Consolidated Statements of Operations
	December 31,
	2005	2004
Revenues
Functional food premix	708,947	918,690
Italian Crème sales	4,326	274,206
Consulting income	382	11,700
Rental income	86,673	213,011
	800,329	1,417,607
Costs and Expenses
Functional food premix	635,732	507,132
Italian Crème costs	154,170	224,854
Impairment of inventory	-	134,176
Legal	10,138	70,888
Consulting fees	145,823	228,684
Consulting fees/services settled by the issue of shares	241,200	56,400
Depreciation and amortization	15,476	93,682
Other Administrative expenses	399,977	315,052
Write down accounts receivable	34,948	-
Write down investment in Capital Reserve Canada Limited	266,944	-
Write down of bad debt	-	3,500
Equity in loss of Texas T Petroleum Ltd	112,510	48,562
	2,016,917	1,682,930
(Loss) from operations	(1,216,588)	(265,323)

Other income and expenses
Other Income	-	35
Interest income	264,300	65,269
Interest expense	(239,635)	(395,631)
Loss on disposal of marketable securities	(7,417)	-
Gain on disposal of assets	572,944	347
	590,192	(329,980)
Provision for income taxes	-	-
Net (Loss)	(626,397)	(595,303)

Net (Loss) per Common Share	(0.04)	(0.04)

Weighted Average Number of Common Shares Used in Calculation	17,039,444	2,735,542

Other comprehensive income
Net loss	(626,397)	(595,303)
Foreign currency translation adjustment	(76,615)	86,568
Unrealized profit (loss) on marketable securities	8,258	22,134
Total other comprehensive income	(694,754)	(523,831)

FACT CORPORATION Consolidated Statements of Cash Flows
	December 31,
	2005	2004

Cash From Operating Activities:
Net (loss)	(626,397)	(595,303)
Reconciling adjustments
Depreciation, depletion and amortization	15,476	93,682
Gain (loss) disposal of assets	(583,854)	-
Write down bad debt	-	3,500
Equity in Texas T Petroleum Ltd	(50,648)	371
Adjustment to cash at beginning of period from disposition of Capital Reserve Canada Limited	-	3,920
Issuance of shares for settlement of services	241,200	56,400
Write down investment in Capital Reserve Canada	266,944	-
Write down uncollectible account	34,948	-
Write down investment in Texas T Petroleum Ltd.	112,510	-
(Gain) loss on sale of securities	7,417	(339)
Changes in operating assets and liabilities
Accounts receivable	(339,435)	36,575
Prepaid expenses and deposits	39,082	(12,570)
Inventory	264,269	(256,169)
Accounts payable and accrued expenses	37,710	269,056
Net Cash Flows From Operating Activities	(580,779)	(400,877)

Cash From Investing Activities:
Acquisition of property and equipment	(4,749)	(16,400)
Proceeds from disposal of real property	3,327,820	-
Acquisition of shares in Capital Reserve Canada Ltd.	(249,932)	(68)
Disposition oil and gas assets net accretion	-	6,959
Proceeds from sale of securities	11,069	9,714
Net Cash Flows From Investing Activities	3,084,207	205

Cash From Financing Activities:
Loan proceeds	-	427,599
Repayment of long term debt	-	(48,709)
Reduction to loans payable	(2,296,250)	(433,627)
Proceeds (Repayment) of related party loans	(55,103)	479,730
Acquisition cost payable	(111,114)	(95,127)
Sales of common stock (net of offering costs)	-	19,600
Capital contribution by an officer	22,368	6,916
Net Cash Flows From Financing Activities	(2,440,099)	356,382

Foreign currency translation adjustment	51,606	39,840

FACT CORPORATION Consolidated Statements of Cash Flows
	December 31,
	2005	2004
Net change in cash and cash equivalents	$114,935	$(4,449)
Cash at beginning of period	44,904	49,353
Cash at end of period	$159,839	$44,904

Supplemental disclosure of cash flow information:
Interest paid	$239,635	$395,631
Income taxes paid	-	-

Non-cash investing and financing transactions:
Recovery on disposition of Capital Canada (net of impairment of $325,000 (2004))	$325,000	$325,559
Recovery of value of shares of FACT Corporation previously eliminated due to cross ownership by Texas T Petroleum Ltd.	$8,278	$-
Return to treasury of common shares	$(10,910)	$-

FACT CORPORATION Consolidated Statements of Shareholders’ Equity
	Class A Common Stock		Class C Common Stock		Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2003	4,652,337	$7,807,855	2,000,000	$540,000	381,976	$54,638	$(8,195,307)	$(60,396)	$146,790
Stock issuances related to private placements	72,593	10,393	—	—	72,593	9,209	—	—	19,602
Capital Contribution by Officer	—	6,916	—	—	—	—	—	—	6,916
Elimination of shares of FACT Corporation held by Texas T Petroleum Ltd.	—	7,205	—	—	—	—	—	—	7,205
Foreign currency translation adjustment	—	—	—	—	—	—	—	86,568	86,568
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(15,096)	(15,096)
Cancellation/expiry of warrants	—	15,861	—	—	(13,758)	(15,861)	—	—	—
Conversion of Class C shares to Class A common shares at ratio of 6 for 1	12,000,000	540,000	(2,000,000)	(540,000)	—	—	—	—	—
Stock issuances related to services	91,250	56,400	—	—	—	—		—	56,400
Distribution of CCRL to shareholder (less impairment of recoverability)		(325,000)					619,870	32,191	327,061
Net loss for the period ended December 31, 2004	—	—	—	—	—	—	(595,303)	—	(595,303)

FACT CORPORATION Consolidated Statements of Shareholders’ Equity
	Class A Common Stock		Class C Common Stock		Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2004	16,816,180	8,119,630	—	—	440,811	47,985	(8,170,739)	43,267	40,143
Stock issuances related to services	480,000	241,200	—	—	—	—	—	—	241,200
Capital Contribution by Officer	—	22,368	—	—	—	—	—	—	22,368
Re-addition of shares of FACT Corporation held by Texas T Petroleum Ltd. upon divestiture of interest in Texas T Petroleum Ltd.	20,187	8,278	—	—	—	—	—	—	8,278
Reverse impairment due to distribution of CRCL shares	—	325,000	—	—	—	—	—	—	325,000
Foreign currency translation adjustment	—	—	—	—	—	—	—	60,618	60,618
Unrealized gain on marketable securities	—	—	—	—	—	—	—	8,258	8,258
Return of shares for cancellation	(41,961)	(10,910)	—	—	—	—	—	—	(10,910)
Cancellation/expiry of warrants	—	27,530	—	—	(270,000)	(27,530)	—	—	—
Net loss for the period ended December 31, 2005	—	—	—	—	—	—	(626,397)	—	(626,397)
Balance at December 31, 2005	17,274,406	8,733,095	—	—	165,186	20,455	(8,797,135)	112,143	68,558

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2005 and 2004

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

In 1999, the Company's principal place of business moved to Canada. In December 1999, the Company formed a wholly owned subsidiary, Capital Reserve Canada Limited, an Alberta corporation ("Capital Canada"), to locate and acquire producing oil and gas assets in Canada.  This subsidiary was divested  in  fiscal 2004 by way of a distribution of shares to the shareholders of the Company.

On November 7, 2001 the Company entered into a Share Exchange Agreement with the shareholders of Food and Culinary Technology Group Inc. (“FACT”), a Nevada corporation, whereby all of the issued and outstanding shares of FACT were exchanged for 2,000,000 shares of the Company’s Class C common stock. (Note 2)

On February 8, 2002, the Company changed its name to FACT Corporation.

On July 23, 2002 the Company formed a wholly owned subsidiary, Wall Street Real Estate Limited (“WSRE”), an Alberta corporation. WSRE purchased from the Company, certain commercial real estate located at 1528-1530 9th Avenue S.E., Calgary, Alberta, Canada.  This commercial property was divested during fiscal 2005.

As of December 31, 2005, the Company has three wholly owned subsidiaries, Wall Street Investments Corporation (WSIC) (dormant Colorado corporation), FACT and WSRE.  FACT Products Inc. (formerly FACT Bread Company Inc.), a Nevada corporation, was incorporated in November 2001 and is a wholly owned subsidiary of FACT.

Operations

Real Property

As at the fiscal year ended December 31, 2004 the Company owned three real properties located in the City of Calgary; two of which were commercial buildings and the other, residential.  The commercial properties were sold during the fiscal year ended December 31, 2005 and the residential property was divested according to the terms of an option agreement entered into in fiscal 2000 (Note15).  As at the fiscal year ended December 31, 2005, the Company no longer owns any real property.

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

Years Ended December 31, 2005 and 2004

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

The Company expenses advertising costs as incurred and the total amounts for 2005 and 2004 were minimal.

The Company paid no cash dividends in 2005 or 2004.

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

Years Ended December 31, 2005 and 2004

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

b.

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

Note 3 –  Accounts Receivable

The  following schedule provides an analysis of the Company’s accounts receivable:

	2005	2004
Withholding tax recoverable on sale of real property (a)	$276,291	$-
Trade receivables	141,045	79,233
Proceeds from sale of Capital Reserve Canada Limited note receivables (b)	350,000	-
	$767,336	$79,233

(a)

During the year the Company successfully concluded the sale of its two commercial properties located in Calgary, Alberta, Canada (Note 4).  The balance due to the Company after retirement of all underlying mortgages and loans secured by the two properties was reduced by a recoverable tax hold-back of CDN$310,000 (US$276,291).  The Company is taking the appropriate actions to secure the release of this amount, which is presently withheld for tax purposes by the Canadian tax authorities.  Management expects to realize these proceeds during fiscal 2006.

(b)

During the year, the Company reached an agreement with various third parties whereby it transferred all of its rights and interest in a convertible loan due from former subsidiary Capital Reserve Canada Limited (Note 17).  Under the terms of the agreement, the Company will receive cash consideration totaling $400,000 and 500,000 free-trading shares of Capital Reserve Canada Limited.  The cash proceeds are to be received over 120 days in five installments, including two $50,000 payments and three payments of $100,000 each. Prior to the end of the year the Company received the initial $50,000 payment and the free trading shares.

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2005 and 2004

Note 4 –  Investment in Real Properties

The following schedule provides an analysis of the Company’s investment in real property as of December 31:

	2005	2004
Land	$-	$680,838
Buildings	-	1,761,319
Residential property	-	676,686
	$-	$3,118,843
Less: Accumulated depreciation	-	(363,967)
	$-	$2,754,876

During the fiscal year ended December 31, 2005 the Company divested all of its real properties.

(a)

Commercial properties:  The completed transactions involved purchase agreements with two unrelated buyers for combined gross proceeds of CDN$3,525,000. After commissions and fees of approximately CDN$130,000, the sale proceeds were used to retire outstanding mortgages against the two properties held by Standard Life and the Alberta Treasury Branches totaling CDN$2,235,000.  The CDN$1,160,000 balance due the Company was reduced by a recoverable tax hold-back of CDN$310,000.  The Company is taking the appropriate actions to secure the release of the CDN$310,000 presently withheld for tax purposes by the Canadian tax authorities.  Management expects to realize these proceeds during fiscal 2005.  The divestiture of the properties resulted in a net gain of $758,973.

(b)

Residential property: Under the terms of a trust agreement entered into in fiscal 2000 between the Company and Mr. Scott Lawler (See Note 15), a member of the Company’s board of directors, Mr. Lawler elected his option to acquire a residential property acquired in fiscal 2000 by the Company for his personal use.  Under the terms of the agreement Mr. Lawler was responsible for mortgage payments, improvements to the property and taxes during the term of his use of the property.  Additionally under the agreement, Mr. Lawler had the option to acquire the property by (1) assuming the mortgage, (2) acquiring a new mortgage or (3) paying out the remaining balance of the mortgage.  As part of his election to acquire the property, Mr. Lawler has returned to treasury a total of 41,961 common shares issued to Mr. Lawler in fiscal 2000 in consideration for proceeds provided to the Company as a down payment for the property.  As a result of Mr. Lawler’s election to acquire the property, a mortgage in the amount of CDN$454,882 was retired during the year and the Company has recorded a loss on the disposition of $186,029 including a gain of $10,910 attributed to the return of the shares.

The net result of the disposition of the Company’s real properties has resulted in a net gain of $572,944 as reported on the Company’s financial statements.

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

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2005 and 2004

Note 5 - Investment in Texas T Companies (Texas T Resources, Inc and Texas T Petroleum Limited) – Cont’d

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

As of December 31, 2004, the Company owned 89,775 shares of Resources, which was recorded at $16,397 based on the quoted market price of the stock at that date. During the fiscal year ended December 31, 2005 the Company divested all of its shares of Resources for CAD$0.15 per share for total CAD proceeds of $13,466 (US$11,069).  The Company recorded a loss of $7,417 with respect to the transaction.

During the year the Company also agreed with the other shareholders of Texas T Petroleum Ltd. to transfer its shares of Texas T Petroleum Ltd. to the remaining shareholders, on a pro rata basis in exchange for forgiveness of the Company’s current share of  outstanding liabilities due and payable. The transaction has resulted in the write down of the Company’s recorded interest in Texas T Petroleum Ltd. in the total amount of $112,510.

The Company held no interest in the Texas T companies at the year ended December 31, 2005.

Note 6 – Investment in Australian Oil and Gas Corporation

Australian Oil and Gas Corporation, (formerly Synergy Technologies Corporation) a former leaseholder at one of the Company’s commercial properties, filed for protection under Chapter 11 of the US Bankruptcy Courts in fiscal 2002 and completed a re-organization plan in fiscal 2003. At the time of filing for bankruptcy, Australian Oil and Gas was indebted to the Company in the amount of $222,627, which amount included past due lease payments, lease rejection costs as allowable under the US Bankruptcy Act and associated legal fees.  As part of the reorganization, during fiscal 2003 the Company received cash proceeds in the amount of $5,489 and common stock in the amount of 0.862999 of one share of Australian Oil and Gas for every dollar amount of the Company’s claim, amounting to 174,988 shares of the common stock of Australian Oil and Gas with a fair market value of $1,801 at the time of receipt.   As of December 31, 2005, the Company owns 174,988 shares of Australian Oil and Gas which has been recorded at $21,770 based on the quoted market price of the stock at that date.

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2005 and 2004

Note 7 – Loans Payable (related parties)

Loans Payable from various related parties have the following terms at December 31:

Repayment terms	Interest rate	2005	2004
Demand	10%	147,309	84,774
Demand	10%	17,940	-
No terms	None	-	12,025
Due within 2 years	18%	613,666	782,764
Demand	10%	305,832	260,288
		$1,084,748	$1,139,851

The loan payable of $613,666 is secured by liens on the Company's accounts receivable and investments and bears interest at a rate of 18% p.a., maturing on December 31, 2007.  Interest is accrued monthly until maturity, at which time principal and all accrued and unpaid interest becomes due and payable.

Note 8  – Loans Payable

The Company’s subsidiary, Wall Street Real Estate Ltd., has a loan of $356,987 (CDN$462,000), payable on demand with ATB Financial (“ATB”). The loan is secured by a mortgage on real estate located at 1528-1530, 9th Avenue S.E., Calgary, Alberta, Canada and bears interest at the Prime Lending rate of the ATB (6.25% as of December 31, 2004) plus 2%, payable on the last day of each month. The loan had a balance outstanding of $346,614 as at December 31, 2004.  This loan was retired in full during fiscal 2005 concurrent with the sale of the underlying real estate.

The Company had a loan of $386,350 (CDN$500,000) with Access Mortgage Corporation Limited which became due and payable on February 1, 2004.  The loan was secured by a second mortgage on the real estate located at 1528-1530, 9th Avenue S.E., Calgary, Alberta, Canada and was subject to interest at a rate of 1.5% per month, payable on the first day of each month.  The Company prepaid the interest in the total amount of $69,543 (CDN$90,000) at the time the mortgage was obtained in fiscal 2003.  During fiscal 2004 the Company negotiated an extension of this loan for a period of 30 days, during which time it negotiated a new mortgage with a different lender in the total amount of $427,599 (CAD$515,000).  Proceeds from the new loan were used to retire the original loan in full.  The new loan was granted on March 17, 2004 from Securus Financial, an unrelated third party.  The loan is secured by a second mortgage on the real estate located at 335 25th Street S.E., Calgary, Alberta, Canada and bears interest at a rate of 13% per annum.  The Company paid a commitment fee of $11,938 (CDN $15,450) to Securus with respect to the transaction. The loan becomes due and payable on September 30, 2005.  This loan was retired in full concurrent with the sale of the commercial property located at 335 25th Street SE.

The Company has a real estate mortgage on the commercial property located at 335 25th Street SE, Calgary, Alberta with a five year term that is amortized over 15 years at an interest rate of 8.6% with Standard Life. On September 1, 2005, the mortgage can either be repaid or renewed with the interest rate converted to the then prevailing rate.  As of December 31, 2004 the mortgage balance was $1,103,076 (CDN$1,328,543).  This loan was retired in full concurrent with the sale of the commercial property in the first quarter of fiscal 2005..

The Company assumed a variable interest rate real estate mortgage on a residential property from the ATB in the amount  of $440,606 (CDN$570,217) amortized over 25 years, due and payable on May 1, 2005.  As of December 31, 2004 the mortgage balance was $395,951 (CDN$476,883).  On May 1, 2005, the mortgage can either be repaid or renewed with the interest rate converted to the then prevailing rate.  The Company renewed the mortgage prior to its expiry for an additional term, and the loan was retired in full concurrent with the transfer of the underlying property.

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2005 and 2004

Note 9 – Common stock

During the year ended December 31, 2005 the Company had the following transactions:

A total of 360,000 common shares were issued as payment for services rendered by unrelated third parties.  A further 120,000 common share were reserved for issuance for services rendered prior to year end, but not yet issued as of the date of this report.  A total of 480,000 common shares were valued at $241,200 for a weighted price per share of $0.5025 based on the market price of the shares at the time of issue.

A total of 41,961 shares were returned to the Company for cancellation by an officer and director of the Company as part of the terms of an agreement entered into in 2000.  (See Note X).  The canceled shares were valued at $10,910 based on the market price of the stock at the time of the transaction.  The shares were not yet canceled as at the year ended December 31, 2005.

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

Note 10– Stock-Based Compensation

Issuance of stock options

During the year ended December 31, 2001, the Company adopted a stock option and stock award plan effective April 1, 2001. The plan allows the Board of Directors, or its appointed administrator, to grant stock awards or stock options to employees, directors, and consultants, in a quantity not to exceed 1,000,000 shares and subject other provisions of the plan. Characteristics of the options, including vesting, execution price, and expiration, are determined by the Board of Directors. During 2001, the Company granted non-qualified stock options to directors, employees and consultants for 650,000 shares of Class A common stock. No options were issued during 2002.  During 2003, the Company canceled a total of 600,000 of the options previously granted to officers, directors, employees and consultants and obtained shareholder approval for a 2003 Stock Option and Award Plan (the “Plan”).  Under the 2003 Plan 1,000,000 shares may be issued to employees, officers, directors and/or consultants.  On August 26, 2003 the Board of Directors set the exercise price for stock options granted under the 2003 Plan at $0.41 per share, which price represents 110% of the closing price of the Company’s shares on that date.  There were no options granted during the year ended December 31, 2005.

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2005 and 2004

Note 10– Stock-Based Compensation – Cont’d.

 The following is a table of outstanding options and changes during 2005 and 2004:

	Employee Options	Non-employee Options	Weighted Average Exercise Price
Options Outstanding, December 31, 2002	112,500	50,000	4.00
Options granted:			4.00
Employees	—	—	—
Non-employees	—	6,250	4.00
Options exercised	—	—	—
Options canceled	(100,000)	—	—
Subtotal	12,500	56,250	4.00
Options Outstanding, December 31, 2005, 2004 and 2003	12,500	56,250	4.00

Options granted consist of:

Year and Exercise price relative to fair value of underlying stock	Weighted average fair value at grant date	Weighted average exercise price

Years ending December 31, 2003:
Exercise price exceeds fair value:	1.52	4.00

If not previously exercised or canceled, options outstanding at December 31, 2005 will expire as follows:

	Range of Exercise			Weighted Average
	Prices		Number of	Exercise
	High	Low	Shares	Price
Year Ending December 31,2006	4.00	4.00	68,750	4.00
			68,750	4.00

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

	Year Ended December 31, 2004		Year Ended December 31, 2003
	As Reported	Pro forma	As Reported	Pro forma
Net loss:	626,397	626,397	595,303	595,303
Net loss per share:	(.04)	(.04)	(.04)	(.04)

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2005 and 2004

Note 11– Warrants

The Company had outstanding warrants to purchase 165,186 and 440,811 shares of its’ Class A common stock at  December 31, 2005 and 2004, respectively, at prices ranging from $0.25 to $6.00 per share.

The following schedule shows the warrants outstanding and changes made during the years ending December 31, 2005 and 2004:

	Number	Weighted Average Exercise Price

Warrants outstanding December 31, 2003	381,976	$0.43

Changes during the year 2004:
Issued	72,593	0.34
Expired	(13,758)	6.00

Warrants outstanding December 31, 2004	440,811	0.32

Changes during the year 2005:
Issued	-	-
Expired	275,625	0.31

Warrants outstanding December 31, 2005	165,186	$0.34

Warrants outstanding at December 31, 2005 expire as follows:

Year	Number of shares
2006	165,186

Where appropriate an allocation has been made in the consolidated statements of stockholders’ equity between common stock and common stock warrants to give effect to the estimated fair value of the common stock warrants.

Note 12 – Related Party Transactions

During the year ended December 31, 2005, the Company entered into a loan agreement in the total amount of $250,000 with respect to amounts previously advanced from International Securities Group Inc., which is owned by a member of the Company’s Board of Directors, W. Scott Lawler.   As at the year ended December 31, 2005 a total of $293,405 was due to International Securities Group Inc., including interest accrued during the most recently completed fiscal year totaling $27,545 calculated at 10% per annum.

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2005 and 2004

Note 13– Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123(R) (revised 2004) (“FAS 123(R)”). In addition, in March 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin Topic 14, “Share-Based Payment” (SAB 107) which provides interpretations regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provided the staff’s views regarding the valuation of share-based payment arrangements for public companies. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including stock option awards. FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25. FAS 123(R) will require us to measure the cost of employee services received in exchange for stock option awards based on the grant-date fair value of such awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period.  We will report such costs as part of our general and administrative expenses.  FAS 123(R) will be effective for us as of the beginning of the first annual reporting period that begins after December 15, 2005, which will be our fiscal year ending July 31, 2007. We will recognize the cumulative effect of initially applying this statement as of the effective date. Currently, the cumulative effect of initially applying FAS 123(R) has not been determined and is subject to change depending on future events.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle, requires retrospective application to prior periods’ financial statements of changes in accounting principle and carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of FAS 154 to affect future reporting or disclosures.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain specified situations. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations at December 31, 2005.

Note 14 – Income Taxes

As of December 31, 2004 the Company had approximately $5,634,700 of net operating loss carryover that expires between 2021 and 2023.  The Company had deferred tax assets of approximately $1,660,309 relating to the net operating loss carryover.  A valuation allowance has been provided for the total amount since the amounts, if any, of future revenues necessary to be able to utilize the carryover, are uncertain.  A reconciliation of income taxes computed using the statutory federal income tax compared to the effective tax rate is as follows:

	2005	2004
Federal tax computed at the expected statutory rate	(35.0)%	(35.0)%
State income tax, net of federal tax benefit	(3.0)	(3.0)
Estimated foreign income taxes	(3.6)	(3.6)
Net change in valuation allowance	41.0	41.0

Income tax expense - effective rate	00.0%	00.0%

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2005 and 2004

Note 14 – Income Taxes – Cont’d.

Because of the 50% change in ownership rules of the Internal Revenue Code, certain prior net operating loss carryforwards are no longer available from periods before 2001.  Carryover of net operating losses available may also be restricted due  to future changes in ownership.

Note 15 – Segment reporting

The Company’s operations are classified into two reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, operations, and technology strategies.

The leasing segment derives its revenue from rental of real estate. The foods segment derives its income from the sale of functional food premixes, royalties received on the license of functional food formulations and product development consulting services.  During fiscal 2005 the Company divested all of its commercial real estate assets and there the leasing segment was discontinued at the time of the divestiture.

There are no inter-segment sales.

	Foods	Leasing	All Other	Total

Revenue	$713,656	$86,673	$—	$800,329
Loss from operations	$(1,038,961)	$(412,431)	$—	$(1,451,391)
Interest income	$—	$264,300	$—	$264,300
Interest expenses	$(97,068)	$(142,567)	$—	$(239,635)
Depreciation & amortization	$13,969	$1,507	$—	$15,476
Income tax expense	$—	$—	$—	$—
Assets	$2,772,963	$—	$929	$2,773,892
Expenditure on long-lived assets	$—	$—	$—	$—

Note 16 – Consulting Agreement (Related party)

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

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2005 and 2004

Note 16 – Consulting Agreement (Related party) – Cont’d

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

Mr. Lawler elected his option to this property in fiscal 2000.   As a result of Mr. Lawler’s election to acquire the property, a mortgage in the amount of CDN$454,882 was retired during the year and the Company has recorded a loss on the disposition of $186,029 including a gain of $10,910 attributed to the return of the shares.

Note 17- Distribution of Capital Canada

By the end of fiscal 2002, initial sales had commenced in FACT Group, and the Company determined there was enough merit to commence the divestiture of certain of the Company’s non-core assets.  As a result the Company decided to spin-off its operating oil and gas subsidiary, Capital Canada, to its shareholders, subject to the filing and approval of a 20-F registration statement with the SEC, which was first filed by Capital Canada on  July 11, 2003.  During the final quarter of fiscal 2004, the spin-off became effective and the Company ceased to consolidate the financial records for Capital Canada for purposes of financial reporting.  The Company’s board of directors continues to share a director in common with Capital Reserve Canada Limited.

On July 1, 2005, the Company agreed to enter into a convertible loan with Capital Reserve Canada Limited. in the principal amount of $662,059 convertible for a period of two years from July 1, 2005 at $0.05 per share.  The Company agreed to accrue interest on the loan back to the initial date of the loan which was March 1, 2000 at the rate of Bank of America prime plus 1% compounded annually.  Accrued interest as at the date of this report is reflected on the Company’s income statement.  During the fiscal year ended December 31, 2004, the gross amount of the loan was reduced by $325,000 to reflect management’s assessment of amounts recoverable.  If not converted the note plus accrued interest will be due on June 30, 2007.

During November 2005, the Company reached an agreement with various third parties whereby it transferred all of its rights and interest in the above-noted convertible loan.  Under the terms of the agreement, the Company will receive cash consideration totaling $400,000 and 500,000 free-trading shares of Capital Reserve Canada Limited.  The cash proceeds are to be received over 120 days in five installments, including two $50,000 payments and three payments of $100,000 each. Prior to the end of the year the Company received the initial $50,000 payment and the free trading shares.  As a result the Company recorded the total value of the convertible loan including all interest applicable under the agreement on its balance sheet.  The fair value of the shares received and the value of the cash proceeds offset the total value of the loan resulting in a loss on the original investment of $266,944.

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2005 and 2004

Note 18 – Subsequent Events

Subsequent to the fiscal year ended December 31, 2005 the Company received the balance of proceeds due and payable regarding the assignment of the Company’s interest in a convertible note due from Capital Reserve Canada Limited (Note 17).  An amount of $350,000 included in the accounts receivable as at year end was retired in full.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 8A.  CONTROLS AND PROCEDURES.

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

ITEM 8B.   OTHER INFORMATION

Not Applicable

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of all directors and executive officers of FACT as of the date of this report, indicating all positions and offices with FACT and its subsidiaries held by each such person:

NAME	AGE	POSITION
Jacqueline Danforth	34

President, Secretary, Treasurer and Director of FACT Corporation, Secretary-Treasurer and Director of Food and Culinary Technology Group Inc., Secretary-Treasurer and Director of FACT Products Inc., President and Director of Wall Street Investment Corp., President, Secretary, Treasurer and a Director of Wall Street Real Estate Ltd.

W. Scott Lawler	44

Director of FACT Corporation, Director of Capital Reserve Canada Limited, Director of Food and Culinary Technology Group Inc., Director of FACT Products Inc., Secretary and Director of Wall Street Investment Corp.. and a Director of Wall Street Real Estate Ltd.

Paul Litwack	51	Director of FACT Corporation, Director of Food and Culinary Technology Group, Inc.
Dr. Brian Raines	68	Director of FACT Corporation

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

W. SCOTT LAWLER, Mr. Lawler became a director of FACT Corporation on November 1, 1999 and served as President of FACT from November 1, 1999 to August 7, 2001, a director of Capital Reserve Canada Limited since its inception on December 8, 1999, a Director of Wall Street Investment Corp since November 1, 1999, a Director of Food and Culinary Technology Group Inc. since August 15, 2001, and a director of FACT Products Inc. since November 5, 2001. Mr. Lawler is an attorney and is admitted in the State of California.. Mr. Lawler received a Bachelor's Degree in business management in 1984 from Brigham Young University and his Juris Doctorate degree from U.S.C. Law Center in 1988. Mr. Lawler was admitted to the California State Bar in 1988. Mr. Lawler has been the principal of Lawler & Associates, specializing in corporate and securities matters, since 1995. Mr. Lawler is currently the President and sole shareholder of International Securities Group, Inc., a private consulting company.

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

Audit Committee

The Board of Directors presently does not have an audit committee.  The Board of Directors performs the same functions as an audit committee.  Since there are only two independent members of the Board it is not feasible at this time to have an audit committee.

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company had previously targeted the second quarter of fiscal year 2005 to review and finalize the adoption of a code of ethics.  This did not occur.  The Company intends to review and finalize the adoption of a code of ethics at such time as it concludes a merger or acquisition and commences business operations.   Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for period during which the code of ethics is adopted.

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

There were no stock options granted to officers or directors of the Company during the fiscal year ended December 31, 2005.

ANNUAL COMPENSATION					LONG TERM COMPENSATION
					AWARDS		PAYOUTS
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Under-lying Options/ SARS	LTIP Pay-outs	All Other Compensation
Jacqueline Danforth, President	2005	$82,500(1)	-0-	-0-	-0-	-0-	-0-	-0-
Jacqueline Danforth, President	2004	$82,500(1)	-0-	-0-	-0-	-0-	-0-	-0-
Jacqueline Danforth, President	2003	$82,500(1)	-0-	-0-	-0-	50,000	-0-	-0-

(1)

For 2005 Ms. Danforth received payments of $42,000 and the balance of $40,500 was accrued.  For 2004 Ms. Danforth received payments of $41,256 and the balance of $41,244 was accrued.  For 2003, Ms. Danforth received payments of $17,500 and the balance of 65,000 was accrued.  The balances due will be paid at the direction of the Board of Directors. Ms. Danforth was granted 50,000 incentive stock options on September 10, 2001.   These options were cancelled during 2003.  The Company does not pay non-officer directors for their services as such, nor does it pay any director's fees for attendance at meetings. Directors are reimbursed for any expenses incurred by them in their performance as directors.

Options

Stock Options and Stock Award Plans

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

Compensation of Directors

The Company has made no arrangements for the remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.  No remuneration has been paid to the Company’s officers or directors for services to date.

Employment Contracts and Termination of Employment and Change –in –Control Arrangements

The Company does not have any employments contracts with any of its executive officers and has not termination of employment or change in control arrangements with any of its executive officers.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of April 10, 2006, with respect to the beneficial ownership of FACT's common stock by each person known by FACT to be the beneficial owner of more than 5% of the outstanding common stock and the outstanding preferred stock, by each of FACT's officers and directors, and by the officers and directors of FACT as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Class A Common	W. Scott Lawler, director of FACT Corporation, director of Capital Reserve Canada Limited, director of Food and Culinary Technology Group, Inc., director of FACT Products Inc., Director of Wall Street Real Estate Ltd. and Secretary and a director of Wall Street Investment Corp. c/o 1530-9th Ave S.E. Calgary, Alberta, Canada T2G OT7	124,319 Class A common shares held directly 4,998,231 Class A common shares held in the name of International Securities Group Inc.(2)	29.79%
Class A Common	Jacqueline R. Danforth, President, Secretary, Treasurer and director of FACT Corporation; President, director and Secretary of Food and Culinary Technology Group, Inc., director of FACT Products Inc., President, Secretary, Treasurer and director of Wall Street Real Estate Ltd. and President and director of Wall Street Investment Corp (9) c/o 1530-9th Ave S.E. Calgary, Alberta, Canada T2G OT7	118,410 Class A common shares directly and 300,369 shares are held indirectly in the name of Argonaut Management Group Inc. (3)	2.44%
Class A Common	Dr. Brian Raines, director of FACT Corporation (4)	960,000 Class A common shares held in the name of Food Information Services Inc. (5)	5.58%
Class A Common	Paul Litwack, director of FACT Corporation and Food and Culinary Technology Group Inc. (6)	360,000 Class A common shares	2.09%
Class A Common	All Officers and Directors as a group	7,105,059 Class A Common shares	39.9%
Class A Common	Daniel Koyich 1451 Acadia Dr.S.E., Calgary, AB T2J 5B1	1,010,000 Class A common shares	5.87%
Class A Common	Thomas Ringoir R.R. Site 32, Box 2, Calgary, Alberta T3Z 3K	1,000,000 Class A common shares	5.81%

(1)Based on 17,196,367 shares of Class A common stock outstanding.

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

Changes in Control

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

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Ultimate Resort Destinations Inc., a Nevada corporation,  holds a  Secured Convertible Debenture issued to it by the Company in the total amount of $650,000 dated December 31, 2002 and originally maturing on December 31, 2004.   During the month of December 2004, the Company renegotiated the terms of the Debenture with the lender to extend the note for a period up to an additional 12 months, or December 31, 2005.  Interest will continue to accrue at a rate of 18% per annum, and shall accrue until maturity, at which time the principal and all accrued and unpaid interest shall become due and payable. During fiscal year ended December 31, 2005, the Company paid an amount of $200,905 which was applied first to interest and then to principal.  At December 31, 2005, the debenture was renegotiated to extend the term for a further two years to December 31, 2007.  Subsequent to the fiscal year ended December 31, 2005, the Company paid down an amount of $27,476 against interest and $181,785 against principal on the debenture and the debenture holder agreed to a reduction in the interest rate to 10% per annum. As at the date of this report, the sole director and officer of Ultimate Resort Destinations Inc. is Mr. Clifford Larry Winsor who is Ms. Danforth’s stepfather.

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

During the year, the Company entered into a loan agreement in the total amount of $250,000 with respect to amounts previously advanced, with International Securities Group Inc., which is owned by a member of the Company’s Board of Directors, W. Scott Lawler.    The loan is at an interest rate of 10% per annum and has so specific terms of repayment.

ITEM 13.     EXHIBITS.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December 31, 2005 and December 31, 2004:

Services	2005	2004
Audit fees	$15,000	$15,600
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
Total fees	$15,000[1]	$15,600

1.  These fees are estimates only based on last years fees.  The Company has not yet received final invoices.

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
Date: April 17, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:/s/ Jacqueline R. Danforth
Name: Jacqueline R. Danforth
Title: President and Member of the Board of Directors
Date: April 17, 2006

 By:/s/ W. Scott Lawler
Name: W. Scott Lawler
Title: Member of the Board of Directors
Date: April 17, 2006

By:/s/ Dr. Brian Raines

Name: Dr. Brian Raines

Title: Member of the Board of Directors
Date: April 17, 2006

By:/s/ Paul Litwack

Name:  Paul Litwack
Title: Member of the Board of Directors
Date: April 17, 2006