Form 10QSB
period 2006-03-31
FACT CORP
filed 2006-05-22
CIK 707674

OMB APPROVAL
OMB Number 3235-0416 Expires March 31, 2007 Estimated average burden hours per response……………………………182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                  For the transition period from __________ to ______________

Commission File Number 0-17232

FACT CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	84-0888594
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

 1530-9th Ave S.E.,

Calgary, Alberta T2G 0T7

(Address of principal executive offices)

(403) 693-8000

(Issuer’s telephone number)

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

Yes          No     X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS

17,274,406 common shares outstanding as of May 15, 2006

Transitional Small Business Disclosure Format:   Yes           No   X

#

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	3 to 4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6 to 7

Notes to Unaudited Consolidated Financial Statements	8

3

FACT CORPORATION Consolidated Balance Sheets
	March 31, 2006 (Unaudited)	December 31, 2005 (Note 1)
ASSETS
Current Assets
Cash	200,272	159,839
Inventory	42,843	50,188
Accounts receivable	423,039	767,336
Total Current Assets	666,154	977,362

Investment in Australian Oil and Gas	21,740	21,770
Investment in Capital Reserve Canada Ltd.	250,000	250,000

Property and Equipment
Intellectual property	2,770,678	2,770,678
Office equipment and computers (net of accumulated depreciation of $ 30,075 ($28,471 as at December 31, 2005)	1,611	3,213
Total Property and Equipment	2,772,289	2,773,891

Total Assets	3,710,184	4,273,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	692,207	587,065
Accounts payable (related parties)	316,048	316,165
Loans payable (related parties)	740,036	1,084,748
Current portion of long-term debt and acquisition cost	149,608	154,639
Total Current Liabilities	1,897,898	2,142,618

Long Term Liabilities
Acquisition cost payable	1,807,118	1,811,848
Total Liabilities	3,705,016	3,954,466
Commitments and contingencies

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION Consolidated Balance Sheets
	March 31, 2006 (Unaudited)	December 31, 2005 (Note 1)
Stockholders' Equity
Class A Common Stock - authorized 100,000,000 shares of no par value; 17,274,406 issued and outstanding as at March 31, 2006 and December 31, 2005.	8,753,550	8,733,095
Class A Common stock warrants	-	20,455
Accumulated deficit	(8,861,489)	(8,797,135))
Accumulated other comprehensive (loss)	113,106	112,143
Total Stockholders' Equity	5,168	68,558
Total Liabilities and Stockholders' Equity	3,710,184	4,023,024

The accompanying notes are an integral part of these unaudited financial statements

4

FACT CORPORATION Consolidated Statements of Operations
	For the Three Months Ended March 31,
	2006	2005
Revenues
Italian Crème sales	-	4,326
Functional food premix	258,400	162,729
Consulting fees	-	223
Rental income	-	69,094
	258,400	235,372

Costs and Expenses
Functional food premix	203,650	107,315
Italian Crème costs	11,067	132,472
Legal	1,244	-
Consulting fees	35,622	46,836
Fees settled by the issuance of shares	-	57,600
Depreciation and amortization	1,604	24,629
Other Administrative expenses	43,818	116,778
Disposition of interest in Texas T Petroleum Ltd.	-	112,510
	-	608,314
(Loss) from operations	(38,515)	(371,942)

Other income and expenses
Interest income	-	24
Interest expense	(25,838)	(85,076)
Gain (Loss) on disposition of assets	-	(7,330)
	(25,838)	(92,382)

Provision for income taxes	-	-

Net (Loss)	$(64,353)	$(464,324)

Net (Loss) per Common Share	$(0.00)	$(0.03)

Weighted Average Number of Common Shares Used in Calculation	17,197,367	16,806,498

Other comprehensive income
Net loss	$(64,353)	$(464,324)
Foreign currency translation adjustment	(963)	(44,235)
Unrealized profit (loss) on marketable securities	-	2,877
Total other comprehensive income	$(65,316)	$(505,683)

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION Consolidated Statements of Cash Flows (Unaudited)
	Three months ended
	March 31, 2006 (Unaudited)	March 31, 2005 (Unaudited)
Cash From Operating Activities:
(Loss) from continuing operations	$(64,353)	$(464,324)
Reconciling adjustments
Depreciation and amortization	1,604	24,629
Equity in Texas T Petroleum Ltd	-	(48,561)
Services paid by stock	-	57,600
Loss on sale of securities	-	7,330
Changes in operating assets and liabilities
Accounts receivable	344,297	(30,175)
Prepaid expenses and deposits	-	(7,861)
Inventory	7,345	163,604
Accounts payable and accrued expenses	105,025	10,517
Net Cash Flows From Operating Activities	393,918	(287,241)
Cash From Investing Activities:
Proceeds from sale of securities	-	11,069
Acquisition of property and equipment	-	(4,749)
Disposition of investment in Texas T Petroleum Ltd.	-	120,786
Net Cash Flows From Investing Activities	-	127,106
Cash From Financing Activities:
Payment on acquisition cost payable	(9,761)	(25,756)
Repayment of loans payable	-	(67,805)
Proceeds from (repayment of) loans (related party)	(344,712)	161,058
Capital contribution by an officer	-	22,369
Net Cash Flows From Financing Activities	(354,473)	89,866
Foreign currency translation adjustment	988	50,993
Net change in cash and cash equivalents	40,433	(19,275)
Cash at beginning of period	159,839	44,904
Cash at end of period	$200,272	25,629

Supplemental disclosure of cash flow information:
Interest paid	$27,476	$85,076
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statement

FACT CORPORATION

Notes to Financial Statements for the three months ended March 31, 2006

(Unaudited – prepared by Management)

Note 1- Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 of FACT Corporation.

The interim financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of FACT Corporation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2006 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

Results of Operations

Comparison of quarters ended March 31, 2006 and 2005

For the three month periods ended March 31, 2006 and 2005 the Company incurred operating losses of $38,515 and $371,942 respectively. Fiscal 2006 include an increase in revenues generated from the sale of function food premix from $162,729 (2005) to $258,400 (2006) as a result of the addition of a new customer account as well as increased sales to the Company’s key customer. Additionally, the period ended March 31, 2006 reflects no revenues from Italian crème sales, consulting fees or rental income, as compared to cumulative sales from these three categories of $72,643 during the same period in the prior year.  This is a direct consequence of the following:  (1) the Company’s divestiture of all commercial real properties in fiscal 2005 which resulted in the cessation of all rental income prior to the close of fiscal 2005; and (2) the suspension of the Company’s sales efforts with respect to its whipped topping line in early 2005 as a result of poor consumer response and product performance issues. Costs of goods sold relating to functional premix sales increased from $107,315 (2005) to $203,650 (2006), reflecting a decline in average net profit from product sales from 34% (2005) to 21% (2006).  This decline can be attributed to extremely competitive pricing offered to certain of the Company’s customers in fiscal 2006 drastically reducing the Company’s gross margin, in order to obtain additional sales volumes.      The costs of goods sold associated with the whipped topping products decreased over the comparative periods from $132,472 (2005) to $11,067 (2006), as a result of the discontinuation of the product line.  2006 costs associated with the whipped topping relate to disposal of inventory.   Legal fees increased from $0 (2005) to $1,244 (2006), as the Company retained counsel to investigate certain potential causes of action during the current period.  Consulting fees and services settled by the issuance of shares decreased greatly from a combined total of $104,436 (2005) to $35,622 (2006) as the Company negotiated a new, less costly contract for investor relations and promotional services during the current period.  There were no services compensated with shares during the current period.  Administrative expenses associated with operations also decreased greatly  from $116,778 (2005)  to $43,818 (2006) due to the Company’s efforts to reduce overhead and streamline duplicative operational costs.

In fiscal 2005, there was a non-recurring, non-operating expense totalling $112,510.  This expense reflects the write down of $112,510 upon divestiture of its interest in a private corporation.

Depreciation and amortization costs also declined from $24,629 (2005) to $1,604 as a result of the Company’s divestiture of its commercial real properties in fiscal 2005.

Interest expenses and fees decreased in 2006 as during fiscal 2005 the Company was able to retire various loans and mortgages upon the sale of its commercial real properties, and the associated debt serving obligations.  Additionally, during the period the Company made a substantial reduction to debts owing to related parties, further reducing the associated interest expense.

Figures reported to the three month period also include a loss on the disposition of certain marketable securities totalling $7,330, with no comparable expense during the current period.

Net losses for the two completed fiscal years were $64,353 (2006) and $464,324 (2005) respectively,

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of December 31, 2005, the Company had negative working capital of $1,231,744 and Stockholders' Equity of $5,168 compared with negative working capital of $1,165,256 and Stockholders' Equity of $68,558 as of December 31, 2005. The Company’s negative working capital has increased as a result of the reduction of certain current liabilities, reducing the Company’s available cash, as well as an increase to accounts payable.

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

Sources of Working Capital

During 2006 the Company's primary sources of working capital have come from revenues generated from our functional foods business and the net proceeds from:

*

$24,942 in the collection of certain outstanding accounts receivable relating to rental income due from prior periods; and,

*

$350,000 from the proceeds of an agreement entered into regarding the assignment of a convertible note with Capital Reserve Canada Limited.

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM  6.

EXHIBITS

Exhibit Index

REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990
3.2	Amended Bylaws	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994
3.3	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on November 26, 2001	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002 herewith
3.4	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on February 8, 2002	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002 herewith
10.1	Fourth Amendment to the Share Exchange Agreement dated February 2, 2004.	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
10.2	Amended and Restated Shareholders Agreement dated February 2, 2004	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
10.3	Mortgage between FACT Corporation and 948783 Alberta Inc. dated March 17, 2004	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

10.4	Offer to Purchase between FACT Corporation and Calfrac Well Services Ltd. dated December 21, 2004	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.
10.5	Removal of Conditions and Amending Agreement dated February 25, 2005 between FACT Corporation and Calfrac Well Services Ltd.	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

31	Section 302 Certification- Chief Executive Officer	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACT CORPORATION

By:/s/ Jacqueline R. Danforth
Name: Jacqueline R. Danforth
Title: President. Principal Executive, Financial and Accounting Officer
Date: May 22, 2006

13