Form 10QSB
period 2006-06-30
FACT CORP
filed 2006-08-21
CIK 707674

OMB APPROVAL
OMB Number 3235-0416 Expires March 31, 2007 Estimated average burden hours per response……………………………182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS

17,154,406 common shares outstanding as of August 18, 2006

Transitional Small Business Disclosure Format:   Yes           No   X

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	3 to 4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6 to 7

Notes to Unaudited Consolidated Financial Statements	8

FACT CORPORATION Consolidated Balance Sheets
	June 30, 2006 (Unaudited)	December 31, 2005 (Note 1)
ASSETS
Current Assets
Cash	115,595	159,839
Inventory	66,414	50,188
Accounts receivable	432,530	767,336
Total Current Assets	614,539	977,362

Investment in Australian Oil and Gas	21,770	21,770
Investment in Capital Reserve Canada Ltd.	250,000	250,000

Property and Equipment
Intellectual property	2,770,678	2,770,678
Office equipment and computers (net of accumulated depreciation of $ 29,973 ($28,471 as at December 31, 2005)	3,166	3,213
Total Property and Equipment	2,773,845	2,773,891

Total Assets	3,660,153	4,273,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	673,768	587,065
Accounts payable (related parties)	237,443	316,165
Loans payable (related parties)	822,753	1,084,748
Current portion of long-term debt and acquisition cost	142,061	154,639
Total Current Liabilities	1,876,025	2,142,618

Long Term Liabilities
Acquisition cost payable	1,789,445	1,811,848
Total Liabilities	3,665,470	3,954,466
Commitments and contingencies

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION Consolidated Balance Sheets
	June 30, 2006 (Unaudited)	December 31, 2005 (Note 1)
Stockholders' Equity
Class A Common Stock - authorized 100,000,000 shares of no par value; 17,154,406 issued and outstanding as at June 30, 2006 and 17,196,367 as at December 31, 2005.	8,753,550	8,733,095
Class A Common stock warrants	-	20,455
Accumulated deficit	(8,879,569)	(8,797,135))
Accumulated other comprehensive (loss)	120,702	112,143
Total Stockholders' Equity	(5,317)	68,558
Total Liabilities and Stockholders' Equity	3,660,153	4,023,024

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION Consolidated Statements of Operations (Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Functional food premix	$299,861	$191,744	$558,261	$354,473
Consulting fees	-	100	-	323
Rental income	-	38,829	-	107,923
	299,861	230,672	558,261	467,044

Costs and Expenses
Functional food premix	227,736	152,794	431,296	260,109
Italian Crème costs	209	9,678	11,276	152,322
Legal	20,966	4,735	22,210	4,735
Consulting fees	9,437	30,880	45,059	77,716
Fees settled by the issuance of shares	-	79,200	-	136,800
Depreciation and amortization	(102)	13,605	1,502	38,234
Gain on disposition of assets	-	(746,450)	-	(739,120)
Administrative expenses	41,518	134,360	85,336	251,138
Write down investment in Texas T Petroleum Ltd.	-	-	-	112,510
	299,764	(321,197)	596,679	294,445
Income (Loss) from operations	(97)	551,870	(38,418)	172,600

Other income and expenses
Interest income	-	248	-	272
Interest expense	(18,178)	(72,923)	(44,016)	(157,999)
			(44,016)	(157,727)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$(18,081)	$479,195	$(82,434)	$14,873

Net Income (Loss) per Common Share	$0.00	$0.03	$0.00	$0.00

Weighted Average Number of Common Shares Used in Calculation	17,175,386	17,036,367	17,152,988	16,880,598

Other comprehensive income
Net Gain (loss)	$(18,081)	$479,195	$(82,434)	$14,873
Foreign currency translation adjustment	(7,596)	3,634	(8,559)	(40,601)
Unrealized profit (loss) on marketable securities	-	(2,877)	-	-
Total other comprehensive income	$(25,677)	$479,954	$(90,993)	$(25,728)

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION Consolidated Statements of Cash Flows (Unaudited)
	Six months ended
	June 30, 2006	June 30, 2005
Cash From Operating Activities:
Gain (Loss) from continuing operations	$(82,434)	$14,873
Reconciling adjustments
Depreciation and amortization	1,502	15,208
Equity in Texas T Petroleum Ltd	-	(48,561)
Services paid by Stock Issuance	-	136,800
Changes in operating assets and liabilities
Accounts receivable	334,807	(264,244)
Prepaid expenses and deposits	-	13,540
Inventory	(16,226)	168,322
Gain (loss) on sale of securities	-	7,330
Gain on sale of real properties	-	(746,450)
Accounts payable and accrued expenses	7,981	(96,620)
Net Cash Flows From Operating Activities	245,630	(799,802)
Cash From Investing Activities:
Proceeds from sale of securities	-	11,069
Acquisition of property and equipment	(1,429)	(4,749)
Proceeds from sale of real property	-	982,131
Disposition of investment in Texas T Petroleum	-	120,786
Net Cash Flows From Investing Activities	(1,429)	1,109,237
Cash From Financing Activities:
Proceeds from loans payable (related parties)	66,205	161,058
Loan reductions	(328,200)	(175,054)
Acquisition cost payable	(34,981)	(51,748)
Capital contribution by an officer	-	22,369
Net Cash Flows From Financing Activities	(296,976)	(43,375)
Foreign currency translation adjustment	8,531	58,939
Net change in cash and cash equivalents	(44,244)	324,999
Cash at beginning of period	159,839	44,904
Cash at end of period	$115,595	$369,903

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION

Consolidated Statements of Cash Flows

Continued

(Unaudited)

Supplemental disclosure of cash flow information:
Interest paid	$27,643	$94,773
Income taxes paid	$-	$-

Non Cash Transactions:
Mortgages relieved by sale of properties	$-	$1,915,278

The accompanying notes are an integral part of these unaudited  financial statements

FACT CORPORATION

Notes to Financial Statements for the three months ended June 30, 2006

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

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2006 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.

Plan of Operation

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company does generate income from sales of functional premixes on a monthly basis, these proceeds are not sufficient to meet the Company's current monthly overhead, which includes the on-going business of the Company, FACT Group and two dormant subsidiaries. The Company will require approximately $4,750,000 to cover its anticipated overhead and operational needs, inclusive of inventory, for the upcoming twelve-month period.  Revenues generated from operations are expected to contribute $4,900,000 in gross revenues and are expected to be sufficient to meet all operational overhead for the coming twelve months.    While the Company has projected gross revenues from its food operations of approximately $4,900,000 over the upcoming twelve months, such projections are subject to numerous factors that are beyond our control. Projected operational costs and overhead of $4,750,000 include approximately $4,200,000 for inventory and premix costs associated with the Company’s functional foods business and $550,000 in general operating expenses relating to the Company and all of its existing subsidiaries. The Company may be required to raise approximately $320,000 to meet its projected costs should it not be successful in achieving its projected gross revenues. The Company expects that it will be able to obtain additional equity and/or debt financing to meet this need.

The Company’s budget of $550,000 in general operating expenses includes the expenditure of approximately $138,000 over the next twelve months on ongoing product refinement, technical support, the development of second and third generation functional formulations, including amounts paid to employees and consultants retained for the purposes of providing research and development support.

Included in the cash requirements noted above of $4,750,000 over the next twelve months is an amount of $355,000 with respect to the operations of FACT Group, exclusive of inventory requirements and forecasted costs of goods sold.  From the date of acquisition November 2001 to June 30, 2006, the Company has funded a total of $851,409 (net of associated interest charges) to FACT Group in respect of its ongoing operational expenses.

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

Results of Operations

Comparison of six month periods ended June 30, 2006 and 2005

For the six month periods ended June 30, the Company incurred operating losses of $82,434 (2006) and realized gains from operations of $14,873 (2005). Fiscal 2006 results include an increase in revenues generated from the sale of function food premix from $354,473 (2005) to $558,261 (2006) as a result of the addition of a new customer account as well as increased sales to the Company’s key customer. Additionally, the period ended June 30, 2006 reflects no revenues from Italian crème sales, consulting fees or rental income, as compared to cumulative sales from these three categories of $108,246 during the same period in the prior year.  This is a direct consequence of the following:  (1) the Company’s divestiture of all commercial real properties in fiscal 2005 which resulted in the cessation of all rental income prior to the close of fiscal 2005; and (2) the suspension of the Company’s sales efforts with respect to its whipped topping line in early 2005 as a result of poor consumer response and product performance issues. Costs of goods sold relating to functional premix sales increased from $260,109 (2005) to $431,296 (2006), reflecting a decline in average net profit from product sales from 27% (2005) to 23% (2006).  This decline can be attributed to the need to offer increasingly competitive pricing to certain of the Company’s customers, thereby reducing the Company’s gross margin, but achieving additional sales volumes and gross revenues.      The costs of goods sold associated with the whipped topping products decreased over the comparative periods from $152,322 (2005) to $11,276 (2006), as a result of the discontinuation of the product line.  2006 costs associated with the whipped topping relate to disposal of inventory.   Legal fees increased from $4,735 (2005) to $22,210 (2006), as the Company retained counsel to investigate potential causes of action and file suit against certain defendants on these causes of action during the current period.  Consulting fees and services settled by the issuance of shares decreased greatly from a combined total of $214,516 (2005) to $45,059 (2006) as the Company negotiated a new, less costly contract for investor relations and promotional services during the current period, and also reduced payments to certain key management personnel.  There were no services compensated with shares during the current period.  Administrative expenses associated with operations also decreased greatly from $251,138 (2005)  to $85,336 (2006) due to the Company’s efforts to reduce overhead, streamline duplicative operational costs and the divestiture of certain unproductive assets.

In fiscal 2005, there was a non-recurring, non-operating expense totaling $112,510.  This expense reflects the write down of $112,510 upon divestiture of the Company’s interest in a private corporation.

There was also a non-recurring, non-operating gain of $739,120 during the six month period ended June 30, 2005.  This amount reflects the capital gain reported on the sale of certain of the Company’s real properties.

Depreciation and amortization costs also declined from $38,234 (2005) to $1,502 as a result of the Company’s divestiture of its commercial real properties in fiscal 2005.

Interest expenses and fees are substantially decreased in 2006 as the Company was able to retire various loans and mortgages upon the sale of its commercial real properties during fiscal 2005 and thereby alleviate the associated debt serving obligations.  Additionally, during the period the Company made a substantial reduction to debts owing to related parties, further reducing the associated interest expense.

Results for the two completed six month periods were a net loss of $82,434 (2006) as compared to a gain of $14,873 (2005).

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of June 30, 2006, the Company had negative working capital of $1,261,486 and negative Stockholders' Equity of $5,317 compared with negative working capital of $1,165,256 and Stockholders' Equity of $68,558 as of December 31, 2005. The Company’s negative working capital has increased as a result of the reduction of certain current liabilities, reducing the Company’s available cash, as well as an increase to accounts payable.

Liquidity

The Company anticipates it may require approximately $320,000 over the next twelve months to fully implement its existing business plan, which includes significant marketing efforts, the continued development and refinement of functional food formulations and products, a consumer awareness and public relations campaign, new initiatives to attract a broader customer base, expanded management resources and support staff, and other day to day operational activities.  The Company may require additional funds over the next three years to assist in realizing its goals should it not achieve anticipated bench marks over the 2007, 2008 and 2009 fiscal years.  The amount and timing of additional funds required can not be definitively stated as at the date of this report and will be dependent on a variety of

factors.   As of the filing of this report, the Company has been successful in raising funds required to meet our existing revenue shortfall for the funding of our operations. Funds have been raised through private loans, equity financing and conventional bank debt, as well as through the sale of certain active and passive investments. The Company anticipates revenues generated from its functional food business will greatly reduce the requirement for additional funding; however, we can not be certain the Company will be successful in achieving revenues from those operations. Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Sources of Working Capital

During 2006 the Company's primary sources of working capital have come from revenues generated from our functional foods business and the net proceeds from:

*

$24,942 in the collection of certain outstanding accounts receivable relating to rental income due from prior periods;

*

$66,205 as a revolving line of credit from certain related parties; and,

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

On May 26, 2006, FACT Group filed a complaint in the Superior Court of the State of New Jersey, Chancery Division, Monmouth County (the “Complaint”) against Ore Enterprises LLC, d.b.a. Smartblendz, Avigdor Orr and Michael Baum.  In the Complaint, FACT Group alleges, among other things, that Baum, a former consultant to FACT Group, and Orr have misappropriated certain of FACT’s proprietary trade secrets in order to recreate FACT’s premixes and other baked-goods products to be sold in direct competition with FACT.  The Complaint further alleges intentional interference with existing and prospective economic advantage, breach of contract, breach of duty of loyalty and breach of the covenant of good faith and fair dealing.  FACT Group is seeking (1) to enjoin and restrain Baum, Orr and Smartblendz from using or disclosing the trade secrets of FACT; (2) to impose a constructive trust in regard to all profits obtained by the use of the trade secrets; (3) for other compensatory, consequential and punitive

damages; (4) for reasonable attorneys fees and costs of the suit; and, (5) other further relief as the court may deem proper.    On or about August 10, 2006, defendants Ore Enterprises, Orr and Smartblendz filed an Answer and Counterclaim denying FACT’s allegations. In the counterclaim, they allege claims of intentional interference with contractual relationships, intentional interference with existing and prospective economic advantage and defamation/slander and libel.  FACT is currently preparing an answer to the counterclaim, in which it will deny all allegations contained therein.   Defendant Michael Baum has not yet filed an answer to FACT’s Complaint; rather, he has filed a motion to compel arbitration of FACT’s claims against him pursuant to a former consulting agreement he had with FACT.  FACT has opposed that motion and the court is set to hear it on September 8, 2006.  No other proceedings are currently scheduled.  Preliminary discovery has commenced.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

During the quarter ended June 30, 2006 the Company retained a new Chief Operating Officer to assist with the implementation of the Company’s plans to expand its customer base.  Timothy J. Murphy, a Philadelphia-based veteran of the food and beverage industry, agreed to become FACT’s new COO, and will begin familiarizing himself with the Company’s operations immediately.

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
Date: August 21, 2006