Form 10QSB
period 2006-09-30
FACT CORP
filed 2006-11-20
CIK 707674

OMB APPROVAL
OMB Number 3235-0416 Expires March 31, 2007 Estimated average burden hours per response……………………………182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS

17,154,406 common shares outstanding as of November 15, 2006

Transitional Small Business Disclosure Format:   Yes           No   X

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	3 to 4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6 to 7

Notes to Unaudited Consolidated Financial Statements	8

FACT CORPORATION Consolidated Balance Sheets
	September 30, 2006 (Unaudited)	December 31, 2005 (Note 1)
ASSETS
Current Assets
Cash	316,152	159,839
Inventory	21,595	50,188
Accounts receivable	186,765	767,336
Total Current Assets	524,512	977,362

Investment in Australian Oil and Gas	21,770	21,770
Investment in Capital Reserve Canada Ltd.	250,000	250,000

Property and Equipment
Intellectual property	2,770,678	2,770,678
Office equipment and computers (net of accumulated depreciation of $2,810 ($28,471 as at December 31, 2005)	1,840	3,213
Total Property and Equipment	2,772,518	2,773,891

Total Assets	3,568,800	4,273,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	519,820	587,065
Accounts payable (related parties)	371,957	316,165
Loans payable (related parties)	835,444	1,084,748
Current portion of long-term debt and acquisition cost	129,046	154,639
Total Current Liabilities	1,856,267	2,142,618

Long Term Liabilities
Acquisition cost payable	1,775,893	1,811,848
Total Liabilities	3,632,160	3,954,466
Commitments and contingencies

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION Consolidated Balance Sheets
	September 30, 2006 (Unaudited)	December 31, 2005 (Note 1)
Stockholders' Equity
Class A Common Stock - authorized 100,000,000 shares of no par value; 17,154,406 issued and outstanding as at September 30, 2006 and 17,196,367 as at December 31, 2005.	8,753,550	8,733,095
Class A Common stock warrants	-	20,455
Accumulated deficit	(8,928,722)	(8,797,135))
Accumulated other comprehensive (loss)	111,812	112,143
Total Stockholders' Equity	(63,360)	68,558
Total Liabilities and Stockholders' Equity	3,568,800	4,023,024

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION Consolidated Statements of Operations (Unaudited)
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2006	2005		2006		2005
Revenues
Functional food premix	$290,979	$109,027		$849,240		$463,500
Consulting fees	-	59		-		383
Rental income	6,649	(22,080)		6,649		85,843
Italian Crème Sales	-	-		-		4,326
	297,628	87,006		855,889		554,052

Costs and Expenses
Functional food premix	231,865	83,606		663,161		343,715
Italian Crème costs	-	1,648		11,276		153,971
Legal	23,332	6		45,542		4,741
Consulting fees	36,874	22,418		81,933		100,134
Fees settled by the issuance of shares	-	57,600		-		194,400
Depreciation and amortization	1,333	(26,373)		2,810		11,861
Gain on disposition of assets	-	179,111		-		(560,009)
Administrative expenses	31,558	96,355		116,920		347,492
Write down investment in Texas T Petroleum Ltd.	-	-		-		112,510
	324,962	414,371		921,642		708,815
Income (Loss) from operations	(27,334)	(327,365)		(65,753)		(154,763)

Other income and expenses
Interest income	-	(272)		-		-
Interest expense	(21,818)	(39,444)		(65,834)		(197,443)
	(21,818)			(65,834)		(197,443)

Provision for income taxes	-	-		-		-

Net Income (Loss)	$(49,152)	$(367,081)		$(131,587)		$(352,206)

Net Income (Loss) per Common Share	$(0.00)	$(0.02)	$	(0.01)	$	(0.02)

Weighted Average Number of Common Shares Used in Calculation	17,154,406	17,076,367		17,175,386		16,951,271

Other comprehensive income
Net Gain (loss)	$(49,152)	$(367,081)		$(131,587)		$(352,206)
Foreign currency translation adjustment	8,891	(45,332)		332		(77,712)
Unrealized profit (loss) on marketable securities	-	8,221		-		8,221
Total other comprehensive income	$(40,261)	$(404,192)		$(131,255)		$(421,697)

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended
	September 30, 2006	September 30, 2005
Cash From Operating Activities:
Gain (Loss) from continuing operations	$(131,587)	$(352,206)
Reconciling adjustments
Depreciation and amortization	2,810	11,861
Equity in Texas T Petroleum Ltd	-	(48,561)
Services paid by Stock Issuance	-	194,400
Changes in operating assets and liabilities
Accounts receivable	331,683	14,510
Prepaid expenses and deposits	-	9,405
Tax Deposit	248,888	(254,808)
Inventory	28,593	161,843
Gain (loss) on sale of securities	-	7,330
Gain on sale of real properties	-	(560,009)
Accounts payable and accrued expenses	(11,453)	(92,495)
Net Cash Flows From Operating Activities	468,934	(923,139)
Cash From Investing Activities:
Proceeds from sale of securities	-	11,069
Acquisition of property and equipment	(1,437)	(4,749)
Proceeds from sale of real property	-	1,018,155
Disposition of investment in Texas T Petroleum	-	120,854
Net Cash Flows From Investing Activities	(1,437)	1,145,329
Cash From Financing Activities:
Proceeds from loans payable (related parties)	-	204,975
Loan reductions	(249,304)	(238,433)
Acquisition cost payable	(61,548)	(78,671)
Capital contribution by an officer	-	11,459
Net Cash Flows From Financing Activities	(310,852)	(100,670)

Subtotal	156,645	121,520

Foreign currency translation adjustment	(332)	67,180
Net change in cash and cash equivalents	156,312	188,700
Cash at beginning of period	159,839	44,904
Cash at end of period	$316,152	$233,604

The accompanying notes are an integral part of these unaudited financial statements

FACT CORPORATION

Consolidated Statements of Cash Flows

Continued

(Unaudited)

Supplemental disclosure of cash flow information:
Interest paid	$29,113	$94,773
Income taxes paid	$-	$-

Non -Cash Transactions:
Mortgages relieved by sale of properties	$-	$1,915,278

The accompanying notes are an integral part of these unaudited  financial statements

FACT CORPORATION

Notes to Financial Statements for the nine months ended September 30, 2006

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

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2006 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.

Plan of Operation

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company does generate income from sales of functional premixes on a monthly basis, these proceeds are not sufficient to meet the Company's current monthly overhead, which includes the on-going business of the Company, FACT Group and two dormant subsidiaries. Based on the Company’s current financial forecast, the Company will require approximately $5,100,000 to cover its anticipated overhead and operational needs, inclusive of inventory, for the upcoming twelve-month period.  Revenues generated from forecasted operations are expected to contribute $5,250,000 in gross proceeds, and are expected to be sufficient to meet all operational overhead for the coming twelve months including the Company and its subsidiaries.    While the Company has projected gross revenues from its food operations of approximately $5,250,000 over the upcoming twelve months, such projections are subject to numerous factors that are beyond our control. Forecasted operational costs and overhead of $5,100,000 noted above include approximately $4,450,000 for inventory and premix costs associated with the Company’s functional foods business and $650,000 in general overhead and related expenses with respect to the Company and all of its existing subsidiaries. The Company may be required to raise approximately $350,000 to meet its forecasted overhead and related expenses should it not be successful in achieving its projected gross revenues, and assuming (1) net revenues for contribution remain consistent with current operations and (2) forecasted overhead from operations totals $650,000 . The Company expects that it will be able to obtain additional equity and/or debt financing to meet this need.

The Company’s budget of $650,000 in overhead and related expenses includes an amount of $425,000 with respect to the operations of the Company’s subsidiary FACT Group, exclusive of inventory requirements and forecasted costs of goods sold.  Of the $425,000 allocated to FACT Group, an amount of $138,000  has been budgeted over the next twelve months for expenditure with respect to ongoing product refinement, technical support, the development of second and third generation functional formulations, including amounts paid to employees and consultants retained for the purposes of providing research and development support.   The remaining overhead expenses of $225,000 relate to operations of the Company and its two dormant subsidiaries.  From the date of acquisition November 2001 to September 30, 2006, the Company has funded a total of $901,409 (net of associated interest charges) to FACT Group in respect of its ongoing operational expenses.

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

Results of Operations

Comparison of nine month periods ended September 30, 2006 and 2005

For the nine month periods ended September 30, the Company incurred operating losses of $65,753 (2006) as compared to $154,763 (2005). Fiscal 2006 results include an increase in revenues generated from the sale of function food premix from $463,500 (2005) to $849,240 (2006) as a result of the addition of a new customer account as well as increased sales to the Company’s key customer. Additionally, the period ended September 30, 2006 reflects no revenues from Italian crème sales or consulting fees, as compared to cumulative sales from these two categories of $4,709 during the same period in the prior year.  The Company suspended its sales efforts with respect to its whipped topping line in early 2005 as a result of poor consumer response and product performance issues.  The Company recorded $6,649 in rental income over the current fiscal period as compared to $85,843 in 2005.  The reduction to rental income is a direct consequence of the Company’s divestiture of all commercial real properties in fiscal 2005 which resulted in the cessation of all the rental income prior to the close of fiscal 2005.  During fiscal 2006 the Company’s subsidiary sublet part of its office space which is the source of the current rental income recorded.  Costs of goods sold relating to functional premix sales increased from $343,715 (2005) to $663,161 (2006), reflecting a decline in average net profit from product sales from 26% (2005) to 22% (2006).  This decline can be attributed to the need to offer increasingly competitive pricing to certain of the Company’s customers, thereby reducing the Company’s gross margin, but achieving additional sales volumes and gross revenues.   The costs of goods sold associated with the whipped topping products decreased over the comparative periods from $153,971 (2005) to $11,276 (2006), as a result of the discontinuation of the product line.  The 2006 costs associated with the whipped topping relate to disposal of inventory.   Legal fees increased from $4,741 (2005) to $45,542 (2006), as the Company retained counsel to investigate potential causes of action and file suit against certain defendants on these causes of action during the current period.  Consulting fees and services settled by the issuance of shares decreased greatly from a combined total of $294,534 (2005) to $81,933 (2006) as the Company negotiated a new, less costly contract for investor relations and promotional services during the current period, and also reduced payments to certain key management personnel.  There were no services compensated with shares during the current period.  Administrative expenses associated with operations also decreased greatly from $347,492 (2005) to $116,920 (2006) due to the Company’s efforts to reduce overhead, streamline duplicative operational costs and the divestiture of certain unproductive assets.

In fiscal 2005, there was a non-recurring, non-operating expense totaling $112,510.  This expense reflects a write down upon divestiture of the Company’s interest in a private corporation.

There was also a non-recurring, non-operating gain of $506,009 during the nine month period ended September 30, 2005.  This amount reflects the capital gain reported on the sale of certain of the Company’s real properties.

Depreciation and amortization costs also declined from $11,861 (2005) to $2,810 as a result of the Company’s divestiture of its commercial real properties in fiscal 2005.

Interest expenses and fees are substantially decreased in 2006 as the Company was able to retire various loans and mortgages upon the sale of its commercial real properties during fiscal 2005 and thereby alleviate certain of the associated debt serving obligations.  Additionally, during the period the Company made a substantial reduction to debts owing to related parties, further reducing the associated interest expense.

Results for the two completed nine month periods were a net loss of $131,587 (2006) as compared to $352,206 (2005).

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of September 30, 2006, the Company had negative working capital of $1,331,755 and negative Stockholders' Equity of $63,360 compared with negative working capital of $1,165,256 and Stockholders' Equity of $68,558 as of December 31, 2005. The Company’s negative working capital has increased as a result of the reduction of certain current liabilities, reducing the Company’s available cash, as well as an increase to accounts and loans payable.  The Stockholders’ Equity has decreased as a result of income insufficient to meet operational needs.

Liquidity

The Company anticipates it may require approximately $350,000 over the next twelve months to fully implement its existing business plan, which includes marketing efforts, the continued development and refinement of functional food formulations and products, a simple consumer awareness and public relations campaign, new initiatives to attract a broader customer base, expanded management resources and support staff, and other day to day operational activities.  The $350,000 should only be required if the Company is not successful in achieving its projected gross revenues, and assuming (1) net revenues for contribution remain consistent with current operations and (2) forecasted overhead from operations totals $650,000 .The Company may require additional funds over the next three years to assist in realizing its goals should it not achieve anticipated bench marks over the 2007, 2008 and 2009 fiscal years.  The amount and timing of additional funds required can not be definitively stated as at the date of this report and will be dependent on a variety of factors.   As of the filing of this report, the Company has been successful in raising funds required to meet our existing revenue shortfall for the funding of our operations. Funds have been raised through private loans, the recovery of certain accounts receivable and through the sale of certain active and passive investments. The Company anticipates revenues generated from its functional food business will greatly reduce the requirement for additional funding; however, we can not be certain the Company will be successful in achieving revenues from those operations. Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Sources of Working Capital

During 2006 the Company's primary sources of working capital have come from revenues generated from our functional foods business and the net proceeds from:

*

$24,942 in the collection of certain outstanding accounts receivable relating to rental income due from prior periods;

*

$66,205 as a revolving line of credit from certain related parties;

*

$248,888 in the collection of withholding taxes recoverable with respect to the sale of the Company’s real property in fiscal 2005, and,

*

$350,000 from the proceeds of an agreement entered into regarding the assignment of a convertible note with Capital Reserve Canada Limited.

The Company is also aggressively pursuing the liquidation of its remaining passive investments.

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

On May 26, 2006, FACT Group filed a complaint in the Superior Court of the State of New Jersey, Chancery Division, Monmouth County (the “Complaint”) against Ore Enterprises LLC, d.b.a. Smartblendz, Avigdor Orr and Michael Baum.  In the Complaint, FACT Group alleges, among other things, that Baum, a former consultant to FACT Group, and Orr have misappropriated certain of FACT’s proprietary trade secrets in order to recreate FACT’s premixes and other baked-goods products to be sold in direct competition with FACT.  The Complaint further alleges intentional interference with existing and prospective economic advantage, breach of contract, breach of duty of loyalty and breach of the covenant of good faith and fair dealing.  FACT Group is seeking (1) to enjoin and restrain Baum, Orr and Smartblendz from using or disclosing the trade secrets of FACT; (2) to impose a constructive trust in regard to all profits obtained by the use of the trade secrets; (3) for other compensatory, consequential and punitive damages; (4) for reasonable attorneys fees and costs of the suit; and, (5) other further relief as the court may deem proper.    On or about August 10, 2006, defendants Ore Enterprises, Orr and Smartblendz filed an Answer and Counterclaim denying FACT’s allegations. In the counterclaim, they allege claims of intentional interference with contractual relationships, intentional interference with existing and prospective economic advantage and defamation/slander and libel.  FACT has filed an answer to the counterclaim, in which it has denied all allegations contained therein.   Defendant Michael Baum has not yet filed an answer to FACT’s Complaint; rather, he has filed a motion to compel arbitration of FACT’s claims against him pursuant to a former consulting agreement he had with FACT.  FACT has opposed that motion and the court is set to hear it on September 8, 2006.  Subsequent to the quarter the Defendants agreed to a permanent injunction which the form and content of which has been drafted by the Company and submitted to opposing counsel for review.  As a result the hearing scheduled for defendant Baum has been rescheduled to December 1, 2006.  Defendant Orr has commenced Chapter 13 proceedings in the State of NJ.  The Company intends to continue to pursue all available remedies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None

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
Date: November 20, 2006