Form 10KSB
period 2006-12-31
FACT CORP
filed 2007-04-16
CIK 707674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

 [ X ]     ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2006

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

Yes     [ X ]       No   [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     [  ]       No   [X]

State issuer's net revenues for its most recent fiscal year:

$1,803,579

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):

Aggregate market value of voting and non-voting common equity held by non-affiliates is $5,152,355 based on a price of $0.64 per share which is the last price at which common equity was sold on April 13, 2007.

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

Yes     [  ]       No   [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of  March 28, 2007, the Issuer had a total of 17,154,406 shares of common stock issued and outstanding.

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

Transitional Small Business Disclosure Format (Check one): _________Yes

__________No

ITEM 1.     DESCRIPTION OF BUSINESS.

(a)

Business Development

FACT Corporation was incorporated under the laws of the State of Colorado on August 3, 1982 and is referred to herein as either "FACT", "the Company", "we", "us" or "our".  FACT Corporation predominantly operates  in the functional food industry through its wholly owned subsidiary, Food and Culinary Technology Group Inc., (“FACT Group”) developing, licensing and supplying turnkey functional bake mixes to customers who manufacture, distribute, and market bakery and pasta products to consumers through a variety of conventional and alternative channels including retail, food service and specialty markets. The Company’s primary revenue stream is generated by the sale of these functional bake mixes in a wholesale format.  The Company has also developed a line of home-use retail baking mixes under its Nutrition First™ brand for cookies, brownies and other products.  During fiscal year 2005, the Company commenced a test market for its home-use line of products via an online internet store at www.eatwellstaywell.net.  Due to insufficient funds, the Company was unable to continue with marketing and advertising efforts as proposed, and the site was discontinued prior to the close of fiscal year 2005 pending a review of the business proposal upon receipt of additional funding.  The Company is currently reviewing 2007 to 2010 growth initiatives.

As of the date of this filing, the Company has three (3) wholly-owned subsidiaries, Wall Street Investment Corp. ("WSIC"), Wall Street Real Estate Ltd., (“Wall Street”), and FACT Group. WSIC currently has no business operations.  The Company had intended to dissolve or divest WSIC during the fiscal year 2006; however, this did not occur and is now planned for completion in fiscal year 2007.  Wall Street was incorporated in the Province of Alberta, Canada on July 23, 2002 for the purpose of holding commercial real estate assets.  During fiscal year 2005 Wall Street disposed of all of its assets and the Company intends to pursue a divestiture of this inactive subsidiary during fiscal year 2007.  FACT Group was incorporated in the State of Nevada on August 14, 2001 for the purpose of acquiring an interest in certain proprietary functional food formulations, and was acquired by the Company on November 7, 2001. FACT Group has a wholly owned subsidiary, FACT Products Inc., which was incorporated in the State of Nevada on November 5, 2001 as FACT Bread Company, Inc.  Presently FACT Products, Inc. has the rights to the Aunt Lydia’s crèmes however, due to problems with the product, the Company has discontinued operations and the company has determined that it will spin-off this subsidiary by way of a dividend to the shareholders of the Company whereby each shareholder of the Company will receive one share of FACT Products Inc. for every five shares of the Company with a record date for the spin-off of the shares of January 10, 2007.   The Company is presently in the process of preparing the necessary filings with the Securities and Exchange Commission to effect the spin-off.

As the Company is a U.S. corporation, all dollar amounts used herein refer to U.S. dollars unless otherwise stated.

(b)

Business of Issuer

Current Operations

The Company presently undertakes all of its business operations indirectly through its wholly-owned subsidiaries.  These operations consist of the sale of bake mixes and other food products to commercial customers.  The Company continues to hold a passive investment in a public corporation which is a former subsidiary of the Company.  The Company continues to divest this investment as the market allows, and intends to have all divestitures complete by the close of fiscal year 2007.  The sole focus of the Company's business is presently its operations in the functional foods industry. A discussion of each segment of the Company's current business operations is provided below.

 Functional Food Business

Through a share exchange agreement between the Company and the shareholders of FACT Group, executed in November 2001, the Company issued a total of 2,000,000 shares of its Class C common stock in consideration for all of the issued and outstanding shares of FACT Group, a company intending on operating in the functional food business.  The acquisition included certain proprietary formulas for functional dough and batter based products.   The acquisition of FACT Group required that the formulations be held in escrow contingent upon the Company providing capitalization to FACT Group in the amount of $3 million and the payment of $2 million in royalties to certain of the shareholders of FACT Group. As a result of a settlement of a dispute with such certain shareholders (the “Plaintiffs”), the formulas to the premixes and other intellectual property have been released to the Company, the requirement for funding of $3 million was discontinued, and the Plaintiffs returned all of their Class A common shares and their Class C common shares to the Company.  Certain amounts due to the Plaintiffs for services rendered were forgiven.   The purchase price for the intellectual property remains at $2 million, to be paid in the form of royalties based on pounds of product sold by FACT Group.   FACT Group is obligated to pay the following minimum annual royalty payments:

2007 – $  76,895

2008 – $  99,963

2009 – $129,953

2010 – $168,938

2011 – $219,620

2012 – $285,506

2013 - all remaining royalties become due and payable as one balloon payment.

As part of the settlement of the dispute noted above, FACT Group also agreed to pay a maximum of $233,333 in additional income to two (2) of the Plaintiffs calculated on a monthly basis from September 1, 2003 through December 31, 2006 and payable from November 1, 2003 to February 28, 2007. As at the end of the current fiscal year, the total amount paid to the Plaintiffs totaled $177,686, with no further obligation.  As additional terms of the settlement, the Plaintiffs were prohibited from competing with FACT Group for five (5) years, must keep all trade secrets confidential and were required to provide training for FACT Group's new technical support personnel.

FACT Group holds the rights to certain formulations for the production of dough and batter-based functional food products ranging from breads, bagels, pastas, and pizza shells, to sweet baked goods, snack bars and confectionery, as well as other foods derived from a dough, batter or mix. Commercial sales of premix commenced in November 2002. Presently, FACT Group sells its Nutrition First™ premixes and products to manufacturers, distributors and food service clients, who incorporate the premix into finished products to market and sell to the end consumer under their own retail brand/label, paying FACT Group a fee for each pound of premix purchased. FACT Group’s premixes enable customers to make claims on their end products pertaining to a variety of market positions including a reduction in refined carbohydrates, increased fiber, low or no sugar, organic and all-natural positioning, weight management benefits, and other tangible benefits.  FACT Group also entered into a licensing agreement with a North American bakery ingredient distributor that sells products containing FACT Group’s premixes under its own brand name.  FACT Group receives a royalty for each pound of premix sold by such distributor. FACT Group is currently in negotiations with a number of potential new customers for the supply of functional premixes across various other product channels including donuts, brownies, muffins and other sweet goods products.  The Company also hopes to conclude agreements in fiscal year 2007 to market its line of at-home mixes for bread, muffins, cookies, cakes, brownies, pancakes, waffles and scones.   FACT Group is also pursuing other methods to increase sales and distribution of its line of premixes and finished products.  In January 2005, FACT Group launched an online store at www.eatwellstaywell.net where the consumer could directly purchase home-use versions of some of the more popular commercial bake mixes, including brownies, cookies, an all-purpose bake mix and other products.  This line of retail size mixes was also marketed under the Company’s Nutrition First™ brand.   The Company discontinued its retail distribution and the online store during fiscal year 2005 due to insufficient funding to launch the proposed marketing campaign and to maintain the costs of the inventory and the online website.   FACT Group is currently pursuing additional premix licensing agreements with large suppliers to the bakery industry.  FACT Group has secured arrangements with two independent blending facilities in New Jersey and New York for the preparation of premix for use in end consumer products.  Fiscal year 2007 plans include expanding the Company’s commercial premix distribution base, seeking alternate channels to introduce the Company’s product lines, an advertising and marketing campaign to re-launch its on-line store (as funding permits) and potential merger and acquisition opportunities with complimentary organizations operating in the functional foods segment.

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

FACT Group formulations are not patented, but are trade secrets, as is common in the food industry, and will remain proprietary by way of stringent non-disclosure and confidentiality agreements executed with the blending facilities. Customers also execute confidentiality agreements and are serviced under premix supply agreements which do not allow access to FACT Group’s premix formulations in their entirety.   FACT Group does not require any governmental approval for its existing line of products, and is currently in the process of trademarking its master brand “Nutrition First™”.

Sales from the premixes and other complimentary products in 2006 accounted for ninety-nine (99%) of the Company’s total revenues.  While the Company’s revenues are increasing and it is nearing profitability, the Company still reported losses at the close of fiscal 2006.  The Company believes 2007 will be its first profitable year of operations. Current year losses are predominantly the result of amortization expenses relating to its intellectual property, a one time write down of the value of certain passive investments in marketable securities, and interest expenses.  The Company no longer considers its investment in FACT Group an investment in a developing business.  FACT Group has a proven track record of year over year revenue since the close of fiscal year 2002, and expects to continue to see increasing revenue growth.  FACT Group’s ability to continue to execute its business plan and achieve profitable operations will be impacted by numerous factors including the following:  maintenance of existing customers and acquisition of new customers through supply and licensing agreements; acceptance of the Company’s customers’ end products by the retail consumer; acceptance of the Company’s branded products by the retail consumer; access to sufficient amounts of key ingredients for uninterrupted supply of the Company’s premixes to customers; protection of the Company’s proprietary formulations and continuing development of new commercial formulations; the onset of competitive products in the retail marketplace and ongoing financing to meet operational overhead until such time as FACT Group can consistently achieve sufficient sales to meet ongoing expenses and growth initiatives.

Competitive Business Conditions and the Company’s Competitive Position in the Industry

FACT Group is presently operating in an emerging growth industry which experienced a rush of new competitors to the marketplace in fiscal years 2003 and 2004.  During 2004 and early 2005, the competitive landscape was further impacted with the failure of several of these emerging enterprises which, having entered the marketplace quickly, over-saturated the market with numerous line extensions and new product offerings, only to suffer poor consumer acceptance levels, resulting in diminished sales and ultimately, product failure.   This phenomenon also extended to several larger, well established food companies that, in an effort to secure profitable segments of the market with rapid product introductions, experienced poor consumer take-off at the retail grocery level, resulting in a withdrawal of newly launched items.  Additionally, various larger and smaller food companies with sales dependent on traditional bakery goods were adversely impacted by the quick introduction and rapid expansion of functional bakery products, in particular the “low carb” segment of this functional market, resulting in more commercial product failures, dramatic sales declines and overall instability in the bakery segment of the food industry.  Larger food conglomerates entered the functional arena in late fiscal year 2004 and early fiscal year 2005 marketing products to cater to the mainstream interests of the consumer including increased fiber and reduced sugar product offerings.  This foray into the industry has been particularly successful and is continuing to see good consumer response.  The Company believes this market has now progressed to a more stable operating environment, and that its unique collection of product offerings will have enhanced sales potential now that the market has settled and consumer demands and preferences have been assessed.

While direct competitors with FACT Group are limited, the Company considers bakery ingredient suppliers offering high fiber, or low glycemic bakery premixes, as well as premixes designed to offer a reduction in refined carbohydrates which can be incorporated into end-products and marketed to manufacturers, food service and quick-serve restaurants, direct competitors.  Now that FACT Group has also developed its own line of home-use baking mixes, competition will also exist from other branded and private label bakery mixes targeting the weight loss, glucose management and fiber enhancement segments of the market.

However, the segment of the functional foods industry in which the Company is operating, breads, grains and baked goods, accounts for approximately forty percent (40%) of total sales in the Company’s segment of the food industry, allowing room for a vast competitive landscape. Total food product and other sales across the U.S. nutrition market totaled $69 billion in 2005, leaving FACT Group ample opportunity to secure a profitable segment of the market share.  Presently the Company estimates there are between the (10) and fifteen (15) like organizations (excluding large food conglomerates that provide products catering to the fringe of the functional market) providing the industry products which may be considered similar to those marketed by FACT Group.  Many of these companies are much larger and better financed than FACT Group.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

FACT Group relies on the supply of several key ingredients from large food grade ingredient manufacturers, such as ADM and Sensus America, in order to supply the Company’s  customers with its line of premixes and products.  While FACT Group has entered into supply agreements with certain of these suppliers, the Company does not have volume agreements in place with respect to all of its key ingredients.  Should there be a shortage of raw ingredients or sizeable fluctuation in commodity pricing, FACT Group may not be able to adequately service its existing or future customers.  FACT Group is constantly evaluating its formulations to ensure it has alternatives to these key ingredients in order to avoid any unexpected ingredient supply issues.  Additionally, during fiscal year 2007 FACT intends to investigate possible commodity hedging opportunities to further secure its profitability during times of unstable commodity prices for certain key components of its commercial formulations.

Dependence On One or a Few Major Customers

FACT Group’s revenues for fiscal years 2005, 2006 and to the date of this report rely heavily on sales made to two (2) key customers.  Western Bagel Baking Corporation of Van Nuys, California and Prince Donuts Inc. of Linden, NY.  Together these two (2) customers accounted for approximately eighty two per cent (82%) of premix sales to the end of fiscal year 2005 and ninety eight per cent (98%) to the end of fiscal year 2006.  As at the date of this report, FACT Group is actively working to successfully close additional client accounts that should assist in better diversifying our revenue base.  It is anticipated that until such time as FACT Group establishes a more diverse range of products in the marketplace, it will remain reliant on a small number of key customers to drive sales.

Amount of Time Spent During Each of the Last Two Fiscal Years on Research and Development Activities and if Applicable the Extent to which the Cost of Such Activities are Borne by Customers

During the past two (2) fiscal years, FACT Group has reduced the time and resources from that previously spent commercializing its premixes for commercial sales. While there were new product additions in fiscal year 2006, much of this work was completed in collaboration with one of FACT Group’s key distributors in order to keep expenditures to a minimum and  to draw from the experience of a diverse product development team.  Amounts expended by FACT Group in pursuit of such activities are borne exclusively by FACT Group. FACT’s operating plans for fiscal year 2007 through 2010 call for increased expenditures on research and development related to customized product lines for men’s, women’s, seniors and children’s health, and therefore, the Company would expect to see some of these costs borne by customers.

Distribution Methods

The Company distributes its products directly to customers from its contracted warehouse space on the East and West coasts.  The Company’s line of premixes is also distributed to clients through a licensing agreement under which a large North American bakery ingredient manufacturer has licensed FACT Group’s formulations to blend and sell under their own brand.

Need for Government Approval of Principal Products

FACT Group uses only those raw ingredients which have already received government approval for use in food products. All its premixes contain Generally Regarded As Safe (“GRAS”) ingredients which have received Food and Drug Administration (FDA) approval as required.

Other Food Products

During fiscal year 2003, FACT Group’s wholly owned subsidiary, FACT Products, acquired the exclusive world-wide license to a line of imported, shelf stable, non-dairy whipped toppings which it markets under the brand name “Aunt Lydia’s Italian Cremes”.

The toppings are available in four flavors including chocolate, strawberry, vanilla and mocha.   The toppings are lower in fat, have no cholesterol and do not require refrigeration.   The products were manufactured in Italy and exported to North America.

The distribution of these products undertaken by FACT Products, was unsuccessful in getting these products to market due to technical product problems and insufficient funding to undertake the necessary research and development to correct the technical problems.  As a result, FACT Products was forced to discontinue distribution of the products and was faced with certain liabilities for product returns, warehousing and disposal of the remaining products.  Presently, there remains an amount outstanding in the approximate amount of $143,354 due to the manufacturer of the products. The manufacturer has commenced legal proceedings in an effort to recover the alleged  amount outstanding during the last quarter of fiscal year 2006.   FACT Products is disputing the amount and has filed a counterclaim for defective product, for the loss of business related to the defective product and to recover any out-of-pocket costs relating to the defective product.  The parties have commenced settlement negotiations pursuant to a request by the manufacturer.  As of the date of this filing, the parties have not reached a settlement.  FACT Group determined to spin off the operations of FACT Products during 2006 and set a record date of January 10, 2007, for the spin-off.  The intent of the spin-off is to raise funds to undertake further product research, development and marketing with new management, the majority of which will be unrelated to the Company.  If a settlement with the manufacturer cannot be reached, then FACT Products would be required to continue with the litigation and if it is unable to raise the required funds under its plans to spin-off and seek a financing, it may be required to seek the protection of the bankruptcy courts.  It is not expected that this litigation will impact on the operations of the Company or on FACT Group.  The spin-off is expected to be completed prior to the close of fiscal year 2007.

                                                                                                                                                                                       Amount of Time Spent During Each of the Last Two Fiscal Years on Research and Development Activities and if Applicable the Extent to Which the Cost of Such Activities are Borne by Customers

The Company has not spent any time on research and development of the Aunt Lydia products, though during 2004, time was allocated to new packaging formats such as thirty six (36) unit shippers and three (3) unit multi-packs to expand the product formats available to retail supermarkets and club stores. There is no further research and development planned on this discontinued product line.

Real Estate

The Company divested itself of all of its real estate assets during the fiscal year 2005.

Investments in Marketable and Non-Marketable Securities

During fiscal year 2005, the Company divested its interests in Texas T Minerals Inc., a public reporting Alberta corporation, and its private subsidiary, Texas T Petroleum Ltd.. The Company originally made these investments with the intent of becoming more actively involved in the oil and gas industry, specifically through the commercialization of a proprietary and patented heavy oil upgrading technology under development by these companies. These companies divested their interest in this heavy oil upgrading technology in December 2001 (transaction closed March 2002), shortly after the Company determined to change its focus to the food industry with the acquisition of FACT Group in November 2001. Prior to December 31, 2005, the Company divested all of its shares of the public reporting company for CAD$0.15 per share for total CAD proceeds of $13,466 (US$11,069).  The Company recorded a loss of $7,417 with respect to the transaction in fiscal year 2005.

During fiscal 2005, the Company also agreed with the other shareholders of the private company, Texas T Petroleum Ltd., to transfer its shares of the company to the remaining shareholders, on a pro rata basis in exchange for forgiveness of the Company’s current share of  outstanding liabilities due and payable. The transaction resulted in the write-down of the Company’s recorded interest in the private company in the total amount of $112,510.

The Company acquired an interest in shares in a second reporting corporation, Australian Oil & Gas, during 2003 by way of settlement of a claim in bankruptcy relating to a lease for space in one of the Company’s rental properties.  These securities were divested in their entirety during fiscal year 2006. The Company received proceeds of $18,743 and recorded a loss of $3,027 relating to this transaction.

During fiscal year 2005, the Company acquired 500,000 shares of Capital Reserve Canada Limited, a public reporting issuer and formerly a wholly owned subsidiary of the Company, as part of an agreement with various third parties whereby the Company transferred all of its rights and interest in a convertible loan negotiated with Capital Reserve Canada Limited earlier in the year.  Under the terms of the divestiture agreement, the Company received cash consideration totaling $400,000 and 500,000 free-trading shares of Capital Reserve Canada Limited.  The fair value of the shares received and the value of the cash proceeds offset the total value of the convertible loan for financial reporting purposes resulting in a loss on the original investment of $266,944.  The securities remained on the books of the Company with a market value of $250,000 at the close of fiscal year 2005.  During fiscal year 2006, the Company commenced the sale of these securities realizing proceeds of $2,100 prior to the end of the year.  At 2006 fiscal year end the Company still held a total of 481,800 shares of Capital Reserve Canada Limited with a market value of $19,272.  Accordingly, the Company wrote-down the book value of the investment, recording a loss of $7,000 with respect to sales of securities completed during the year, and a permanent decline on the value of the securities of $221,628.

Investments in developing companies are highly speculative and the Company's ability to recover its investment will be impacted by numerous factors including the marketability and liquidity of the common shares of the companies, the companies' abilities to continue to operate their businesses and factors affecting the business environment in which the companies operate.  Presently, the Company has no plans to make further investments of this nature.

Employees

The Company and its subsidiaries do not have any direct employees.  All of the Company’s employees work on a contract basis.  As of April 14, 2007, the Company and its subsidiaries had one (1) full-time contract employee and four (4) part-time contract employees providing various administrative and support services through consulting companies. The tasks and duties undertaken by employees include corporate management, legal counseling, administration, accounting, sales and marketing, and product development. The Company contracts with certain other consultants to provide product development services, sales support, marketing and advertising support, investor relations activities and property management, as required.

ITEM  2.     DESCRIPTION OF PROPERTY.

The Company’s subsidiary, Wall Street, presently leases 3,840 square feet of office space at 1530-9th Ave S.E., Calgary, Alberta Canada, from Sun Prairie Resources Ltd., from which location the Company and all its subsidiaires carry on operations. The lease is for a four (4) year term ending on July 31, 2010.  There is no provision in the lease for renewal.

Under the terms of the lease, Wall Street pays monthly rent at a fixed rate of $9.87 (CAD$11.50) per square foot for a total of $3,158 (CAD$3,680) per month, plus operating costs of approximately $7.09 (CAD$8.26) per square foot totaling $2,268 (CAD$2,643), plus applicable taxes.  Annual fluctuations in operating costs as a result of actual costs versus budgeted costs may result in adjustments to the operating costs for each ensuing year.

Minimum annual lease payments (inclusive of estimated operating costs) are as follows:

1

- $65,110

2

- $65,110

3

- $65,110

4

- $37,981

Wall Street has sublet the space as follows:

-

International Securities Group Inc. has a sublease for 729 square feet on a month-to-month basis at a rate of $1,030 (CAD$1,200) per month, inclusive of operating costs, plus applicable taxes;

-

FACT Corporation has a sublease for 768 square feet on a month-to-month basis at a rate of $1,085 (CAD$1,264) per month, inclusive of operating costs, plus applicable taxes.

-

Toggle Networks has a sublease of 2,344 square feet expiring August 31, 2007, which generates revenue of

$3,581 (CAD$4,173) per month, inclusive of operating costs, plus applicable taxes. Toggle Networks has verbally advised Wall Street of their intent to renew their sublease for an additional term expiring on July 31, 2010, at $12.01 (CAD$14.00) per sq. ft plus operating costs.  The lease is currently in the process of being prepared for execution.

Wall Street has entered into discussions with both FACT Corporation and International Securities Group Inc. to finalize leases for the remaining term of the Wall Street lease and expects to complete these negotiations immediately upon finalization of the lease with Toggle Networks.

Neither the Company, nor its subsidiaries, own any properties or any real estate.

ITEM 3.     LEGAL PROCEEDINGS.

On May 26, 2006, FACT Group filed a complaint in the Superior Court of the State of New Jersey, Chancery Division, Monmouth County (the “Complaint”) against Ore Enterprises LLC, d.b.a. Smartblendz, Avigdor Orr and Michael Baum.  In the Complaint, FACT Group alleges, among other things, that Baum, a former consultant to FACT Group, and Orr have misappropriated certain of FACT Group’s proprietary trade secrets in order to recreate FACT Group’s premixes and other baked-goods products to be sold in direct competition with FACT Group.  The Complaint further alleges intentional interference with existing and prospective economic advantage, breach of contract, breach of duty of loyalty and breach of the covenant of good faith and fair dealing.  FACT Group is seeking (1) to enjoin and restrain Baum, Orr and Smartblendz from using or disclosing the trade secrets of FACT; (2) to impose a constructive trust in regard to all profits obtained by the use of the trade secrets; (3) for other compensatory, consequential and punitive damages; (4) for reasonable attorneys fees and costs of the suit; and, (5) other further relief as the court may deem proper.    On or about August 10, 2006, defendants Ore Enterprises, Orr and Smartblendz (“Defendents”) filed an Answer and Counterclaim denying FACT Group’s allegations. In the counterclaim, Defendents allege claims of intentional interference with contractual relationships, intentional interference with existing and prospective economic advantage and defamation/slander and libel.  FACT Group has filed an answer to the counterclaim, in which it denied all allegations contained therein.   Defendant Michael Baum declined to file an answer to FACT Group’s Complaint; rather, he filed a motion to compel arbitration of FACT Group’s claims against him pursuant to a former consulting agreement he had with FACT Group.  Mr. Baum’s motion was denied subsequent to the year end December 31, 2006, and he has been required to prepare and submit an answer.  Prior to December 31, 2006, the Defendants agreed to a permanent injunction, the form and content of which has been drafted by the Company and submitted to opposing counsel for review.  The Company has commenced discovery of Baum and Orr in an effort to provide additional detail for the proposed injunction.  Defendant Orr has commenced Chapter 13 proceedings in the State of NJ.  The Company intends to continue to pursue all available remedies.

On November 20, 2006, FACT Group and FACT Products, Inc. were served with a complaint in the civil action in the Superior Court of the State of New Jersey, Chancery Division, Monmouth County (the ”CO.DA.P. Complaint”) by CO.DA.P Cola Dairy Products, SPA (“CO.DA.P.”), an Italian corporation.  Under the CO.DA.P. Complaint, CO.DA.P is seeks judgment against FACT Group and/or FACT Products for alleged outstanding accounts payable totaling $94,414, with interest.  FACT Group and FACT Products have filed an answer and counterclaim to the CO.DA.P. Complaint   In its counterclaim, Fact Products (the party in interest) alleges defective product design and negligence and seeks damages for lost business, past and future.  In its answer, FACT Group denies it is a proper party to the litigation.  As at the date of this filing, CO.DA.P has requested that the companies enter into settlement negotiations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the Company’s security holders for a vote during the fourth quarter of uts fiscal year ending December 31, 2006.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)

The Company's common stock trades on the Over-the-Counter Bulletin Board (“OTC/BB”) under the symbol "FCTOA".  Following is a report of high and low bid prices for the last two (2) fiscal years.

Year 2006	High	Low
4th Quarter ended 12/31/06	0.93	0.33
3rd Quarter ended 9/30/06	0.56	0.30
2nd Quarter ended 6/30/06	0.77	0.26
1st Quarter ended 3/31/06	0.46	0.26

Year 2005	High	Low
4th Quarter ended 12/31/05	0.41	0.20
3rd Quarter ended 9/30/05	0.40	0.15
2nd Quarter ended 6/30/05	0.72	0.38
1st Quarter ended 3/31/05	0.85	0.43

The information as provided above was provided by Pink Sheets.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of April 16, 2007, there were 14 market makers in the Company’s stock. The last available reported trade by the OTC/BB prior to the filing of this report was April 13, 2007 at $0.64.

.

As of March 28, 2007, there were 684 record holders of the Company’s Class A common stock.

During the last two (2) fiscal years, no cash dividends have been declared on the Company's stock.

Securities Authorized for Issuance under Equity Compensation Plans

All outstanding stock options expired unexercised during the fiscal year ended December 31, 2006.

At a shareholders meeting held on July 17, 2003, the shareholders approved a 2003 stock option and stock award plan of up to 1,000,000 stock options whereby employees, officers, directors and/or consultants of the Company may be compensated through the granting of stock options and stock awards. The Plan will be for such number of shares that is equal to twenty percent (20%) of the Corporation’s total issued and outstanding shares as at the time that the Corporation adopts a formal written Plan. Directors will be eligible for no more than 25% of the shares authorized under the Plan and executive officers will be eligible for no more than 25% of the shares authorized under the Plan.  The Corporation has not yet adopted a formal written Plan and no options have been granted under the Plan as at the date of this report.

(b)

 RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended December 31, 2006, the Company did not issue any unregistered securities.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

a.

Plan of Operation

 At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company does generate income from sales of functional premixes on a monthly basis, these proceeds are not sufficient to meet the Company's current monthly overhead, which includes the on-going business of the Company, FACT Group and two dormant subsidiaries. The Company will require approximately $5,000,000 to cover its anticipated overhead and operational needs, inclusive of inventory, for the upcoming twelve-month period.  Revenues generated from operations are expected to contribute $5,250,000 in gross revenues and are expected to be sufficient to meet all operational overhead for the coming twelve months.    While the Company has projected gross revenues from its food operations of approximately $5,250,000 over the upcoming twelve months, such projections are subject to numerous factors that are beyond our control. Projected operational costs and overhead of $5,000,000 include approximately $4,450,000 for inventory and premix costs associated with the Company’s functional foods business and $550,000 in general operating expenses, exclusive of amortization and depreciation, relating to the Company and all of its existing subsidiaries,. The Company may be required to raise approximately $300,000 to meet its projected costs should it not be successful in achieving its projected gross revenues. The Company expects that it will be able to obtain additional equity and/or debt financing to meet this need.

The Company’s budget of $550,000 in general operating expenses includes the expenditure of approximately $150,000 over the next twelve months on ongoing product refinement, technical support, the development of second and third generation functional formulations, including amounts paid to employees and consultants retained for the purposes of providing research and development support.

Included in the cash requirements noted above of $5,000,000 over the next twelve months is an amount of approximately $350,000 with respect to the operations of FACT Group, exclusive of inventory requirements and forecasted costs of goods sold.  From the date of acquisition November 2001 to December 31, 2006, the Company has funded a total of $901,409 (net of associated interest charges) to FACT Group in respect of its ongoing operational expenses.

Should it be required, and if the Company is able to negotiate favorable terms, the Company may look to raise funds in excess of the current cash requirement by way of debt or equity financing in order to accelerate its growth.  The

Company is currently assessing strategic mergers and/or joint ventures with complementary businesses in order to enhance and support its current operational objectives.

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

INVESTMENTS IN MARKETABLE AND NON-MARKETABLE SECURITIES:

The Company has received equity in a public reporting Alberta corporation, Capital Reserve Canada Ltd.  in settlement of certain loans receivable. The ability of the Company to recover its initial investment, realize a gain or recover value for the non-cash settlement of a liability is subject to numerous external factors including: the marketability of the acquired securities, the liquidity of the market for the securities, the ability of the corporation in which the Company owns shares to continue to operate their businesses and achieve successful operations, and factors affecting the business environment of the corporation in which the Company owns shares.

GENERAL OPERATIONS:

*

Despite the growth of the Company’s primary business over the past 36 months, the Company still has limited operating history and, therefore, little history on which to base any forecasts.

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

Overview

The Company’s primary operations are the food industry.  We also have certain passive equity investments in marketable securities.

The following paragraphs provide an overview of the industry sector in which the Company will focus its resources, and in which we are currently developing our business directly and through certain wholly owned subsidiaries.

Functional Foods Industry

In 1989, Stephen DeFelice, chairman of the Foundation for Innovation in Medicine, first introduced the term, "nutraceutical" to describe foods with nutritional and pharmaceutical qualities. More recently the term "nutraceutical" has become commonly substituted for the term "functional".  We believe that the most accurate description of  “functional foods” are foods, similar in appearance to conventional foods that are consumed as part of a usual diet, which demonstrate physiological benefits and/or reduce the risk of chronic diseases beyond basic nutritional functions.  To answer North America's appetite for health, many ingredient suppliers have developed functional ingredients for use in foods. In 2001 Mintel, a firm of industry analysts, suggested the market for functional foods in the US was approx $1.4 billion, with a global market at that time of approx $47 Billion.  Today’s nutrition market which also encompasses the functional foods market, has sales of approximately $69 billion per annum (2005) with the functional segment of this market growing at a rate of 14% per year, a trend expected to continue to 2010,  The trend indicates continuing growth and we see this as a particularly attractive niche – provided we can offer quality products as we grow and continue to secure market share.

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

FACT Group has developed a line of functional dough and batter based formulations in order to supply and license turnkey premixes providing health benefits to a variety of customers for the manufacture of finished products, including  a variety of breads, bagels, pasta, pizza crust and sweet baked goods such as cookies, muffins, donuts and cakes.   All our products have been specially formulated for manufacturers to complement their existing non-functional products and capture significant incremental revenue with no change to existing manufacturing processes. This product line was expanded in early 2005 with the introduction of a test market of our products at our online store at www.eatwellstaywell.net where we directly offered the consumer our line of home-use bake mixes under our Nutrition First™ brand.  This site was discontinued during the year due to lack of financing.  During 2006 the Company further expanded its product line to include organic and all natural product offerings.

Use of FACT Group’s proprietary premixes enable consumers and manufacturers to address numerous health conditions, including the following concerns:

. Weight Management/Control/Obesity

. Diabetes/Glucose Control

. Heart Disease

. Carbohydrate Management

. Digestive Health

. Dietary fiber enhancement

Industry statistics gathered by FACT Group estimate that:

•

Approximately 187 million Americans (63%) are overweight, with 100 million of those being classified as obese as a result of their Body Mass Index;

•

Over 35 million people are on a diet at any given time, and 300,000 deaths a year are related to obesity;

•

Cardiovascular disease is tied with cancer as the leading cause of disease-related death in the United States, accounting for two out of five deaths. More than 2,500 Americans die from Cardiovascular Disease each day;

•

 Each year, 62 million people are diagnosed with digestive problems, which entails severe stomach and digestive problems. A diet including increased fiber is presently the only treatment that seems to help;

•

There are over 20 million known cases of diabetes in the U.S. (that is over 7%), up 40% in the past 10 years. There are 54 million more Americans with pre-diabetes, a condition where the pancreas is not producing enough insulin to regulate blood levels, but not at serious enough levels to be diagnosed;

•

Close to half of all people in the United States have high cholesterol levels which is directly impacted by Diet, Weight and Physical Activity.

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

In fiscal 2003, FACT Group entered into a licensing agreement with a major bakery ingredient distributor for the sale of premixes manufactured using our formulations, under the distributors own brand.  Additionally, we have developed a line of snack bars using our functional premixes, which we hope to be able to bring to market along with a renewed campaign to market our home-use line of bake mixes.  The bars and retail size bake mixes can also be customized and marketed to our commercial clients.

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

Present Situation

FACT Group is currently marketing and selling its functional premixes for breads, bagels, pasta and sweet goods products to independent manufactures and a major bakery ingredient distributor.  FACT’s revenue stream is presently dependent on two key customers which account for approximately 99% of the Company’s total annual sales.  The Company is in advanced negotiations with several potential clients for the provision of premixes and products across various new segments including snack bars, retail size mixes, sweet goods and new product formats.

The Company anticipates it will achieve gross sales of approximately $5,250,000 in fiscal 2007 from the sale of premix and products to the consumer, as well as existing and new customers across its various product categories.

In the event the Company is unable to achieve its targeted gross sales, the Company may seek to raise additional equity or debt capital of up to $300,000, which proceeds will be used to fund the operations of FACT Group including its 2007 marketing and advertising plans and the re-introduction of our online store, www.eatwellstaywell.net, and the marketing of new product offerings. The Company may also seek to raise a larger sum to implement an accelerated growth plan in fiscal 2007. As at the date of this report the Company does not have commitments to provide these funds. The Company expects to realize funds during the current fiscal year to assist with its ongoing operations through the sale of certain real estate assets and other marketable securities presently under agreement for sale or targeted for divestiture.  Should FACT Group achieve its forecasted sales of $5,250,000 million in fiscal 2007, it should provide for profitability by the end of fiscal 2007.

Our products

Products currently being marketed by the Company include formulations for bread, bagels, fresh pasta and sweet baked goods, including ready-to-eat snack bars, which offer the consumer a combination of added health benefits including: no sugar, no cholesterol, less refined carbohydrates, low fat, high fiber and low sodium. The foundation or “core” of each of the end products is a dough or batter based system, the composition of which varies depending on the product type and flavor. The Company currently uses an independent blending facility located in New York state, to blend the dry ingredients forming our premix. Agreements with the blending facility allows FACT Group to maintain control over its proprietary formulations and ensure the formulations remain proprietary. The blend of dry ingredients for each product category, referred to as "premix", is then delivered to FACT Group’s customers for addition of the balance of ingredients, manufacturing of product and distribution. Products are distributed under the clients' brand or private label. Revenues are generated by way of a fixed cost per pound of premix sold to the customer.  FACT Group also generates revenue through a licensing agreement with a major North American bakery ingredient distributor.  This distributor pays FACT Group a royalty for each pound of premix sold under their own label.  The distributor’s private label premix is manufactured using FACT Group’s proprietary formulations, Additionally, FACT Group intends to continue to work towards securing private labeling agreements during fiscal 2007 for its line of ready-to-eat snack bars and other line extensions.

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

Pasta

The U.S. market in dry pasta sales are approximately $2.5 billion. With the addition of the food service contribution to pasta sales, the category jumps to over $5 billion in annual sales.   The pasta category has also experienced a decline in sales in 2003, 2004 and 2005, which is believed to be associated with the trend towards “reduced carb” product offerings and the consumer’s increased desire to consume carbohydrate products which are also high in fiber.

Pasta is similar to bread from a formulation perspective and FACT Group’s proprietary mixes work in a similar fashion as they do in bread.

For pasta products, FACT Group provides functional benefits by creating a unique high fiber, reduced digestible carbohydrate formulation. While there are high fiber pastas on the market today, achieved by the addition of whole grains, FACT Group has taken a different approach to the market by not only improving the taste of high fiber pasta, but concurrently reducing net digestible carbohydrates using state of the art fibers clinically proven to have numerous health benefits. FACT Group sees opportunities for customers across the pasta category including dry and fresh pasta. Initially, customers will include smaller branded, private label and specialty manufacturers.  FACT developed a line of reduced carb, high fiber pastas for distribution under the Quick Quisine label by one of our commercial clients under license from Atkins Nutritional Inc. in fiscal 2005.  Unfortunately with the unexpected financial problems experienced by Atkins Nutritionals during fiscal 2005, the distribution of the product line did not come to fruition.  The Company hopes to see this product re-introduced at a later date and is working to introduce the product to other potential clients.

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

 FACT Group is pursuing this rapidly growing format with potential customers in two market segments.  One set of customers see the opportunity to build distribution of low calorie/high fiber individual products in the supermarket and club store channels. Another set of potential customers are focusing on the weight management aspect of portion controlled units that allow dieters to control calories and enjoy the benefits of reduced refined carbohydrate/high fiber benefits while still enjoying full flavored taste. In fiscal 2004 FACT Group developed an attractive line of reduced carbohydrate, high fiber snack bars fortified with 25% of the recommended daily allowance of 17 essential vitamins and minerals which it hopes to revise and market during fiscal 2007.  FACT has also been actively working on revised formulations for individually wrapped brownies, blondies, cookies and other products during fiscal 2006.

The Direct to Consumer Opportunity

With the rapidly growing market trend towards reduced carbohydrate/ increased fiber products, and a desire by the consumer to return to the kitchen, at-home retail sized mixes in this category have seen substantial growth.

Additionally, the health conscious consumer is motivated to actively seek out products to suit their dietary needs.  Subsequent to the close of fiscal 2004 FACT launched a test market for an online store at www.eatwellstaywell.net to take advantage of this attractive opportunity.  At the site the Company sold a variety of bake at home mixes, including brownies, cookies, an all-purpose bake mix and other fare under its Nutrition First brand from its internet store.   The Company developed a complete marketing and advertising plan for implementation but was been unable to continue with its plans due to lack of funding in fiscal 2005.  The Company intends to revisit the its online store and retail bake mix line in fiscal 2007.

Key customer segments

Manufacturers

Distributors

Retailers and Food Service

Specialty/Health/Diet

Direct to Consumer

Other Food Products

During fiscal 2003 FACT Products Inc., a wholly owned subsidiary of FACT Group Inc., acquired a line of imported shelf stable, non-dairy whipped toppings known as Aunt Lydia’s Italian Crèmes.   FACT Products has the exclusive worldwide rights to the Aunt Lydia’s brand crèmes and commenced marketing the product towards the end of fiscal 2004.  The crèmes are unique in formulation and come in four flavors including vanilla, chocolate, strawberry and mocha, and do not require refrigeration to stay fresh.  Though the Company executed multiple purchase orders from an East Coast retail supermarket chain during late fiscal 2004 and early fiscal 2005, the Company was not able to successfully market the product due to product performance issues and a lack of marketing dollars.  Presently the Company has ceased all distribution of the product.  FACT Products has been named in a civil action filed by the manufacturer of the crème products.  See LEGAL PROCEEDINGS above for additional details.

Milestones

NEAR TERM GOALS (2007)

The Company’s near term goals include a continuing focus on the ongoing operation of our functional foods business.  FACT Group intends to increase its presence in marketplace by continuing to provide premix to customers who will launch functional food products and further develop our corporate infrastructure. The Company is hoping to see the continuance of improved sales of its premixes during fiscal 2007, with a focus on brining its products to a wider array of commercial clients, as well as increasing product diversification in the marketplace.  Additionally, the Company will revisit its 2005 plans to direct resources towards an online store to market our own line of retail “at-home” mixes directly to the consumer.  These marketing plans would call for promotional offers, and a focused internet and print advertising campaign to help establish recognition for our master brand, “Nutrition First™”. FACT also intends to expand its product offerings in the individually packaged serving size to appeal to a wider range of consumers, in a wider array of formats including organic and all-natural product offerings.

FACT Group is aggressively pursuing additional supply and licensing arrangements with corporations established in the food industry for the manufacture, marketing and distribution of our line of functional premixes. It is the intent of the Company that additional customers will launch products containing our functional premixes throughout the year so that revenues generated from the functional food business will assist the Company in finally achieving profitability during fiscal 2007.

Presently the Company is in negotiation with several additional clients for the supply and licensing of our functional premixes for a variety of sweet baked goods and private label opportunities. The Company is hopeful it will finalize these negotiations throughout fiscal 2007.

To further enhance our ability to increase revenues in fiscal 2007 the Company may also look to complete strategic mergers or acquisitions with complimentary businesses.   In this manner the Company may be able to access previously unavailable distribution channels in a more expedient manner.

INTERMEDIATE TERM GOALS (2008-2009)

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

LONG TERM GOALS (2009 AND BEYOND)

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

Financial Outlook

The Company successfully divested its commercial and residential real estate holdings in fiscal 2005 and therefore did not generate revenues from those real estate operations during this current fiscal year.  The Company also disposed of various passive investments during the year in order to streamline our day to day operations.   Our 2007 mandate calls for the divestiture of all remaining passive investments as soon as practicable, which will provide the Company additional funds for ongoing working capital and the settlement of outstanding debts. ToO that end the Company has already announced the spin-off of its dormant subsidiary FACT Products during fiscal 2007.  The Company expects to focus on increasing the revenue stream generated by the supply and licensing of its commercial functional food premixes during fiscal 2007.

The Company may seek to raise approximately $300,000 dollars in the form of debt and/or equity financing in the near term to assist with growth objectives, and may seek to raise a larger sum to implement an accelerated growth plan.  As noted above, we will continue to look to divest those remaining passive assets not directly related to our core business of functional food products. This should provide the Company adequate resources to continue operations and establish increased cash flows to cover operational expenses and achieve profitability by the close of fiscal 2007. There is no assurance that the Company will be successful in raising this amount of capital or meeting its anticipated operational goals.

Results of Operations

Comparison of 2006 and 2005

For the years ended December 31, 2006, and 2005 the Company incurred operating losses of $840,533 and $923,941 respectively. Fiscal 2005 operations have been restated in the current year, to include a loss from continuing operations of $1,364,291, and income from discontinued operations of $440,350 in order to reflect the Company’s divestiture of the leasing segment of operations during fiscal 2005. Fiscal 2006 operations include a substantial increase in revenues from $713,655 (2005) to $1,803,579 (2006). This increase in revenues can be attributed directly to increased sales of bake mix products from the Company’s primary operations in the food industry during 2006.  Associated costs of goods sold relating to functional premix sales increased from $635,732 (2005) to $1,524,556 (2006).   The Company’s gross margin on the sale of functional bake mixes declined over the respective periods as the Company was required to provide more competitive pricing as sales volumes increased. The costs of goods sold associated with the whipped topping products which were discontinued in early 2005 decreased over the comparative years from $ $154,170 (2005) to $11,276 (2006). Fiscal 2006 whipped topping costs were related to disposal fees for remaining inventory.   Legal fees increased substantially from $Nil (2005) to $79,652 (2006) as a direct result of the Company’s involvement in certain legal matters more particularly described in Item 3 above. Consulting fees and services settled by the issuance of shares decreased from a combined total of $387,023 (2005) to $230,479 as a direct result of the Company’s cessation of investor relations and public relations activities during fiscal 2006.  Associated administrative expenses also decreased from $309,040 (2005) to $226,860 as the Company worked during fiscal 2006 to further streamline its operations.  Depreciation and amortization expenses remained relatively constant during the comparative fiscal years at $252,440 (2006) and $256,933 (2005) as the Company recorded recurring expenses related to the amortization of its intellectual property and fixed assets in the normal course.

During fiscal 2005 the Company divested its remaining  interest in a private corporation and wrote down a total of $112,510 at the time of the transaction.  There was no comparable transaction in fiscal 2006.

During fiscal 2005 the Company wrote down $266,944 as a result of an agreement reached with certain arms length third parties whereby the Company agreed to accept $400,000 cash and 500,000 shares of the common stock of Capital Reserve Canada Limited as consideration for assignment of the convertible note between the Company and Capital Reserve Canada.  The Company has recorded the shares received as part of this transaction on its balance sheet at a value of $250,000 which amount represents the average market price of $0.50 per share at the time of the transaction.  During fiscal 2006, the Company recorded and expense of $221,628 as a permanent decline in the value of the shares based on an assessment of the liquidity of the market for the securities and the average market price of the shares at fiscal year end.

During fiscal 2005 the Company wrote down an account receivable which it deemed to be uncollectible in the amount of $34,948.  There was no comparable transaction during fiscal 2006.

During the fiscal year ended December 31 2005, the Company sold certain marketable securities and recorded a loss of $7,417 in respect of the transaction.  During fiscal 2006, the Company continued to liquidate its marketable securities and recorded a loss of $10,027 with respect to the sale of certain of these securities.

During the fiscal year ended December 31, 2005, the Company disposed of its commercial and residential real properties.  The operations of this segment of the Company’s operations have been restated in the fiscal 2005 statements as discontinued operations.   Income from operations totaling $440,350 has been recorded on the Company’s Consolidated Statements of Operations with respect to the discontinued operations during fiscal 2005.  There is no comparable activity in fiscal 2006.

Interest expenses and fees decreased substantially in fiscal 2006 as the Company retired various loans and mortgages and the associated debt serving obligations upon the sale of its commercial real properties during fiscal 2005.  Additionally amounts recorded as interest income as a result of certain convertible notes entered into between the Company and Capital Reserve Canada Limited during fiscal 2005 were eliminated when the Company entered into an agreement to retire this obligation at the close of fiscal 2005 and accordingly there were no similar entries during fiscal 2006.

Net losses for the two completed fiscal years were $840,533 (2006) and $923,941 (2005) respectively,

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of December 31, 2006, the Company had negative working capital of $1,484,649 and negative Stockholders' Equity of $1,703,126 compared with negative working capital of $1,069,767 and negative Stockholders' Equity of

$860,570 as of December 31, 2005. The Company’s negative working capital has increased as a result of the reduction to accounts receivable and the increase to both accounts payable and current loans payable over the current fiscal year.

Liquidity

The Company anticipates it may require approximately $300,000 over the next twelve months to fully implement its existing business plan, which includes significant marketing efforts, the continued development and refinement of functional food formulations and products, a consumer awareness and public relations campaign, concepts for development, manufacturing and distribution of a line of our own master brand food products via the internet, expanded management resources and support staff, and other day to day operational activities.  The Company may require additional funds over the next three years to assist in realizing its goals should it not achieve anticipated bench marks over the 2007, 2008 and 2009 fiscal years.  The amount and timing of additional funds required can not be definitively stated as at the date of this report and will be dependent on a variety of factors.   As of the filing of this report, the Company has been successful in raising funds required to meet our existing revenue shortfall for the funding of our operations. Funds have been raised through private loans, equity financing and conventional bank debt, as well as through the sale of certain active and passive investments. The Company anticipates revenues generated from its functional food business will greatly reduce the requirement for additional funding; however, we can not be certain the Company will be successful in achieving revenues from those operations. Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Sources of Working Capital

During 2006 the Company's primary sources of working capital have come from revenues generated from our functional foods business, and the net proceeds from:

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

*

$20,843 from sale of certain marketable securities; and,

*

$60,000 in loan proceeds from arms length third parties.

The Company is also aggressively pursuing the liquidation of its remaining passive investments.

Material Commitments for Capital Expenditures

Pursuant to a settlement agreement entered into between FACT LLC and Steven Schechter, Jennifer Flynn and Steven Capodicasa, FACT Group has an obligation to pay a total of $2,000,000 in royalty payments over 10 years.

c.

Off Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

ITEM 7.      FINANCIAL STATEMENTS

FACT CORPORATION

FINANCIAL STATEMENTS

AS AT THE FISCAL YEARS ENDED DECEMBER 31, 2006 and 2005

with

REPORT OF INDEPENDENT REGISTERED  PUBLIC ACCOUNTING FIRM

INDEX TO FINANCIAL STATEMENTS

FACT CORPORATION

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Page

Report of Independent Registered Public Accounting Firm	F-3

Financial Statements:

Consolidated Balance Sheets	F-4 to F-5

Consolidated Statements of Operations	F-6

Consolidated Statements of Cash Flows	F-7 to F-8

Consolidated Statement of Stockholders’ Equity	F-9

Notes to Financial Statements	F-10 to F-24

Report of Independent Registered Public Accounting Firm

Board of Directors

Fact Corporation

We have audited the accompanying consolidated balance sheets of Fact Corporation as of December 31, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fact Corporation as of December 31, 2006 and December 31, 2005 and the consolidated results of its operations, stockholders’ equity, and its cash flows for the years ended December 31, 2006 and December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Miller and McCollom

MILLER AND MCCOLLOM

Certified Public Accountants

4350 Wadsworth Boulevard, Suite 300

Wheat Ridge, Colorado 80033

April 16, 2007

FACT CORPORATION Consolidated Balance Sheets
	December 31,
	2006	2005 (Restated)

Current Assets
Cash	212,571	159,839
Inventory	72,564	50,188
Accounts receivable (Note 4)	486,060	767,336
Account receivable – Capital Reserve Canada Ltd.	-	-
Prepaid expenses and deposits	-	-
Total Current Assets	771,195	977,362

Investment in Capital Reserve Canada Ltd. (Note 17)	19,272	250,000
Investment in Australian Oil and Gas (Note 7)	-	21,770

Property and Equipment
Intellectual property (Note 3)	1,497,024	1,746,062
Real Property (net of accumulated depreciation of $188 in 2006) (Note 5)	1,190	-
Office equipment and computers (net of accumulated depreciation of $31,684 for 2006 and $28,471 in 2005)	-	3,213
Total Property and Equipment	1,498,214	1,749,275

Total Assets	2,288,681	2,998,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	770,948	587,065
Accounts payable (related parties)	510,262	316,165
Loans payable (related parties) (Note 8)	837,739	1,084,748
Loan payable (Note 9)	60,000	-
Current portion of long-term debt and acquisition cost	76,895	59,150
Total Current Liabilities	2,255,844	2,047,129

Long Term Liabilities
Acquisition cost payable (Note 3)	1,735,964	1,811,848
Total Liabilities	3,991,807	3,858,977
Commitments and contingencies

FACT CORPORATION Consolidated Balance Sheets
	December 31,
	2006	2005 (Restated)

Stockholders' Equity
Class A Common Stock - authorized 100,000,000 shares of no par value; 17,274,406 issued and outstanding as at December 31, 2006 and 17,274,406 at December 31, 2005 (Note 9)	8,991,924	8,971,469
Class A Common stock warrants	-	20,455
Accumulated deficit	(10,805,170)	(9,964,637)
Accumulated other comprehensive (loss)	110,120	112,143
Total Stockholders' Equity	(1,703,126)	(860,570)
Total Liabilities and Stockholders' Equity	2,288,681	2,998,407

FACT CORPORATION Consolidated Statements of Operations
	December 31,
	2006	2005 (Restated)
Revenues
Functional food premix	1,783,554	708,947
Italian Crème sales	-	4,326
Consulting income	-	382
Rental income	20,025	-
	1,803,579	713,655
Costs and Expenses
Functional food premix	1,524,556	635,732
Italian Crème costs	11,276	154,170
Legal	79,652	-
Consulting fees	230,479	160,163
Consulting fees/services settled by the issue of shares	-	241,200
Depreciation and amortization	252,440	256,933
Other Administrative expenses	226,860	309,040
Write down accounts receivable	-	34,948
Write down investment in Capital Reserve Canada Limited	221,628	266,944
Equity loss in Texas T Petroleum Ltd	-	112,510
	2,546,891	2,171,640
(Loss) from operations	(743,312)	(1,457,985)

Other income and expenses
Interest income	-	264,300
Interest expense	(87,195)	(163,191)
Loss on disposal of marketable securities	(10,027)	(7,417)
	(97,221)	93,692
Provision for income taxes		-
Loss before discontinued operations	(840,533)	(1,364,291)
Discontinued operations		440,350
Net (Loss)	(840,533)	(923,941)

Net (Loss) per Common Share, basic and diluted
Continuing operations	(0.05)	(0.08)
Discontinued operations	-	0.03
Net (Loss)	(0.05)	(0.05)

Weighted Average Number of Common Shares Used in Calculation	17,170,545	17,039,444
Other comprehensive income
Net loss	(840,533)	(923,940)
Foreign currency translation adjustment	2,023	60,618
Unrealized profit (loss) on marketable securities	-	8,258
Total other comprehensive income	(838,510)	(855,065)

FACT CORPORATION Consolidated Statements of Cash Flows
	December 31,
	2006	2005 Restated

Cash From Operating Activities:
Net (loss)	(840,533)	(1,364,291)
Reconciling adjustments
Depreciation, depletion and amortization	252,434	264,514
Equity in Texas T Petroleum Ltd	-	(50,648)
Issuance of shares for settlement of services	-	241,200
Write down investment in Capital Reserve Canada	221,628	266,944
Write down uncollectible account	-	34,948
Write down investment in Texas T Petroleum Ltd.	-	112,510
Loss on sale of securities	10,027	7,417
Changes in operating assets and liabilities
Accounts receivable	281,276	(589,367)
Prepaid expenses and deposits	-	39,082
Inventory	(22,376)	264,269
Accounts payable and accrued expenses	378,988	18,057
Net Cash Flows From Operating Activities	281,444	(755,365)

Cash From Investing Activities:
Acquisition of property and equipment	(1,373)	(4,749)
Proceeds from sale of securities	20,843	11,069
Net Cash Flows From Investing Activities	19,470	6,320

Cash From Financing Activities:
Loan proceeds	60,000	-
Proceeds (Repayment) of related party loans	(247,009)	(55,103)
Acquisition cost payable	(59,150)	(42,954)
Capital contribution by an officer	-	22,368
Net Cash Flows From Financing Activities	(246,159)	(75,689)

Cash Flows From Discontinued Operations:
Proceeds from sale of property	-	1,031,570
Cash flows from operations	-	(132,594)
Net Cash Flows From Discontinued Operations	-	898,976

Foreign currency translation adjustment	(2,023)	40,693

FACT CORPORATION Consolidated Statements of Cash Flows
	December 31,
	2006	2005 (Restated)

Net change in cash and cash equivalents	$52,732	$114,935
Cash at beginning of period	159,839	44,904
Cash at end of period	$212,571	$159,839

Supplemental disclosure of cash flow information:
Interest paid	$34,636	$239,635
Income taxes paid	-	-

Non-cash investing and financing transactions:
Acquisition of shares of Capital Reserve Canada Limited	$-	$(250,000)
Recovery on disposition of Capital Canada (net of impairment of $325,000 (2004))	$-	$325,000
Recovery of value of shares of FACT Corporation previously eliminated due to cross ownership by Texas T Petroleum Ltd.	$-	$8,278
Return to treasury of common shares	$-	$(10,910)

FACT CORPORATION Consolidated Statements of Shareholders’ Equity (Restated)
	Class A Common Stock		Class C Common Stock		Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2004	16,816,180	8,358,003	—	—	440,811	47,985	(9,040,696)	43,267	591,440
Stock issuances related to services	480,000	241,200	—	—	—	—	—	—	241,200
Capital Contribution by Officer	—	22,368	—	—	—	—	—	—	22,368
Re-addition of shares of FACT Corporation held by Texas T Petroleum Ltd. upon divestiture of interest in Texas T Petroleum Ltd.	20,187	8,278	—	—	—	—	—	—	8,278
Reverse impairment due to distribution of CRCL shares	—	325,000	—	—	—	—	—	—	325,000
Foreign currency translation adjustment	—	—	—	—	—	—	—	60,618	60,618
Unrealized gain on marketable securities	—	—	—	—	—	—	—	8,258	8,258
Return of shares for cancellation	(41,961)	(10,910)	—	—	—	—	—	—	(10,910)
Cancellation/expiry of warrants	—	27,530	—	—	(270,000)	(27,530)	—	—	—
Net loss for the period ended December 31, 2005	—	—	—	—	—	—	(923,941)	—	(923,941)
Balance at December 31, 2005	17,274,406	8,971,469	—	—	165,186	20,455	(9,964,637)	112,143	860,570
Cancellation/expiry of warrants	—	20,455	—	—	(165,186)	(20,455)	—	—	—
Net loss for the period ended December 31, 2005	—	—	—	—	—	—	(840,533)	—	(840,533)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,023)	(2,023)
Balance at December 31, 2006	17,254,406	8,991,924	—	—	—	—	(10,805,170)	110,120	(1,703,126)

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

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

As of December 31, 2006, the Company has three wholly owned subsidiaries, Wall Street Investments Corporation (WSIC) (dormant Colorado corporation), FACT and WSRE.  FACT Products Inc. (formerly FACT Bread Company Inc.), a Nevada corporation, was incorporated in November 2001 and is a wholly owned subsidiary of FACT.

Operations

Real Property

As at the fiscal year ended December 31, 2004 the Company owned three real properties located in the City of Calgary; two of which were commercial buildings and the other, residential.  The commercial properties were sold during the fiscal year ended December 31, 2005 and the residential property was divested according to the terms of an option agreement entered into in fiscal 2000 (Note 15).  As at the fiscal year ended December 31, 2005, the Company no longer owns any real property.  Operations associated with the companies’ leasing activities in fiscal 2005 have been presented as discontinued operations.

Functional Food Business

The Company entered the functional food industry in November 2001 with the acquisition of FACT.  During the year ended December 31, 2002 the Company commenced sales of its functional food formulations. All but 1% of revenues for the current fiscal year were derived from these ongoing operations in the food industry.

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

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

Basis of Consolidation

The consolidated financial statements for 2006 and 2005 include the Company and its wholly owned subsidiaries FACT, WSRE and FACT Products Inc.  All significant inter-company accounts and transactions have been eliminated.  The consolidated financial statements for the fiscal year ended December 31, 2005 have been restated to reflect the divestiture of the Company’s commercial real properties and other real estate operations as discontinued operations.

Depreciation and Amortization

Depreciation has been provided in amounts sufficient to relate the costs of depreciable assets to operations over their estimated useful lives principally on the straight-line method from two to five years for office equipment and computers and over 25 years for buildings.

The Company’s intellectual property is amortized on a 10 year straight line basis.

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

Gain (Loss) per share has been stated separately during fiscal 2005 to reflect the discontinued operations from the Company’s real estate operations.

Inventory

The company’s inventory consists of functional premix food products and shelf stable non-dairy whipped toppings is valued at the lesser of cost or net realizable value using the average cost method.

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

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

Other

The Company has selected December 31 as its year-end.

The Company consists of one (1) operating segment.

The Company expenses advertising costs as incurred and the total amounts for 2006 and 2005 were minimal.

The Company paid no cash dividends in 2006 or 2005.

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

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

Note 2 – Restatement of Financial Statements

As at the fiscal year ended December 31, 2006 the Company restated certain figures included in prior fiscal periods as follows:

Valuation of 2,000,000 Class C shares issued as part of the acquisition of FACT Group (Note 3)

The Company has revalued the dollar amount originally attributed to the issuance of the Class C shares with respect to the acquisition of FACT Group in fiscal 2001.  An amount of $540,000 originally recorded for the Class C shares has been reduced by $49,626 in order to reflect the revised valuation of the shares.  The Company conducted a detailed analysis of the projected future cash flows of FACT Group, discounted to present day and risked based on the probability of successfully achieving projected revenues.  As a result the dollar value attributed to the issuance of the Class C shares has been historically restated as $490,374.

Award benefit received by holders of 2,000,000 Class C shares (Note 3)

The Company has restated its financial statements to include $288,000 as a stock award benefit expensed in the fiscal year ended December 31, 2003.  The benefit arose as a result of a reverse split on a 4 for 1 basis effective August 31, 2003 impacting the Company’s Class A common stock, which did not impact holders of the Company’s Class C common stock.  The award was calculated by conducting an analysis of the value of the Company’s Class C common stock converted on the basis of 6 shares of Class A common stock for each 1 share of Class C common stock, immediately before and after the reverse split became effective.  The resulting benefit was then impaired at a rate of 80% to reflect the illiquidity in the trading of the Company’s Class A common shares.

Restatement of value of Intellectual Property

The Company has restated its financial statements to reflect an adjustment to the original carrying value of the intellectual property (“IP”) acquired as part of the acquisition of FACT in fiscal 2001 (Note 3).  The value of the intellectual property was formerly comprised of three components: (1) the value of the royalty obligation to acquire the IP, the value of the Class C shares issued as part of the transaction and (3) certain additional payments to the original owners of the IP which arose during fiscal 2003.  As a result of the Company’s review the value of the IP has been retroactively adjusted.  Adjustments include a reduction to the originally recorded value of the Class C shares by $49,626, and the reallocation of the additional compensation payments required during fiscal 2004, 2005 and 2006, totaling an accumulated $177,686, to retained earnings over each of the respective fiscal years.

Amortization of Intellectual Property

The Company has restated its financial statements to include the amortization of the Company’s intellectual property commencing the close of fiscal 2003.  The restated book value of the Company’s intellectual property totaling $2,490,374 has been retroactively amortized on a 10 year straight line basis.

Adjustment to Cash Flow Statement for fiscal year 2005

The Company has restated its 2005 Consolidated Statements of Cash Flow to correct the presentation of  certain marketable securities received as consideration with respect to a note payable formerly recorded under Investing Activities, as a non-cash transaction.

As a result of the above restatements, the Company’s retained earnings has been retroactively increased by $557,416 with respect to the fiscal year ended December 31, 2003 and $312,487 with respect to the fiscal year ended December 31, 2004.

Results for the fiscal years ended 2005 and 2006 include adjustments with respect to the above noted disclosure in the Consolidated Statements of Operations for each respective year.

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

Note 3 - Acquisition of Food and Culinary Technology Group Inc. (“FACT”), Intellectual Property, and Issuance of Class C Common Stock

On November 20, 2001, the Company acquired all of the issued and outstanding shares of FACT in exchange for 2,000,000 shares of the Company’s Class C common stock. The acquisition is treated as an asset acquisition and the Class C shares issued upon the acquisition have been valued based on an analysis of FACT’s future cash flows, discounted at a rate of 20% to present day and impaired at a rate of 50% to account for the high risk factor associated with the nature of the start up of operations in a relatively unknown category of the food market, functional foods. The assets acquired consist principally of certain intellectual property, formulas, patent rights and other intangible assets. The value attributed to the Class C common shares is $490,374, which amount has been amortized annually since on a straight line basis over a period of 10 years commencing December 2003, following the successful completion of two years of revenue generating operations.

The 2,000,000 shares of the Company’s Class C common stock that were issued on November 20, 2001, were convertible into a total of 12,000,000 shares of the Company’s Class A common stock.  On August 6, 2003, the Company completed a 4 for 1 reverse split which impacted its Class A common stock.  The consolidation did not impact the Class C holders, and as a result an amount of $288,000, which represents the award benefit to the holders of the Class C common stock at the date of the reverse split, discounted at a rate of 80% due to the illiquidity in the market for the Company’s Class A common shares,  has been expenses in the fiscal year ended December 31, 2003.  As of February 11, 2004, all of the holders of the Company’s Class C common stock elected to convert all of their shares into shares of Class A common stock.  During the second quarter of fiscal 2004, the Class C common stock was canceled and a total of 12,000,000 shares of Class A common stock were issued.

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

b.

FACT is obligated to make minimum royalty payments each year. In year 2006, the minimum amount of royalty payments to be paid is $59,150. For each subsequent year, the minimum amount increases by 30%. Amounts for the next 6 years are as follows:

2007 – $  76,895

2008 – $  99,963

2009 – $129,953

2010 – $168,938

2011 – $219,620

2012 – $285,506

Upon reaching 2012, all remaining royalties become due and payable.

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

Note 3 – Acquisition of Food and Culinary Technology Group Inc. (“FACT”), Intellectual Property, and Issuance of Class C Common Stock – Cont’d.

c.           An additional royalty payment of $20,000 was made to the LLC in 2003.

d.            Additional consideration of up to $233,333 to be paid to two (2) of the LLC’s member owners in monthly payments over the period of time commencing on September 1, 2003 through December 2006. Such amount will be decreased in the event that such member owners personally earn more than a certain amount in any of the stated years or if the amount of royalty payments is in excess of $150,000 in any year.  The amounts paid to the LLC owners with respect to this provision are expensed annually as consulting fees.  At the close of fiscal 2006 the Company fulfilled the requirements under this provision and a total of $177,686 had been paid as additional consideration.

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

Note 4 –  Accounts Receivable

The  following schedule provides an analysis of the Company’s accounts receivable:

	2006	2005
Withholding tax recoverable on sale of real property (a)	$29,492	$276,291
Trade receivables	456,568	141,045
Proceeds from sale of Capital Reserve Canada Limited note receivables (b)	-	350,000
	$486,060	$767,336

(a)

During the year the Company successfully concluded the sale of its two commercial properties located in Calgary, Alberta, Canada (Note 4).  The balance due to the Company after retirement of all underlying mortgages and loans secured by the two properties was reduced by a recoverable tax hold-back of CDN$310,000 (US$276,291).  The Company is taking the appropriate actions to secure the release of this amount, which is presently withheld for tax purposes by the Canadian tax authorities.  During fiscal 2006 the Company was successful in recovering $246,799 from the Canadian tax authorities as a result of certain filings.  Management expects to realize the remaining balance of these proceeds during fiscal 2007.

(b)

During the year ended December 31, 2005, the Company reached an agreement with various third parties whereby it transferred all of its rights and interest in a convertible loan due from former subsidiary Capital Reserve Canada Limited (Note 17).  Under the terms of the agreement, the Company received cash consideration totaling $400,000 and 500,000 free-trading shares of Capital Reserve Canada Limited.  The cash proceeds were to be received over 120 days in five installments, including two $50,000 payments and three payments of $100,000 each. The Company received the initial $50,000 payment and the free trading shares prior to the close of fiscal 2005, all remaining payments were received in fiscal 2006.

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

Note 5 –  Investment in Real Properties (Discontinued operations)

During the fiscal year ended December 31, 2005 the Company divested all of its real properties.   The operations relating to these properties have been presented as discontinued operations for fiscal 2005. Results from discontinued operations include:

	2006	2005

Rental and interest income net of operating cost	$-	$86,571

Cost and administrative expenses	-	(219,162)

Loss from discontinued operations	-	(132,594)

Gain on disposal	-	572,944

Earnings (loss) from discontinued operations	$-	$440,350

The completed transactions involved purchase agreements with two unrelated buyers for the Company’s commercial real properties for combined gross proceeds of CDN$3,525,000. After commissions and fees of approximately CDN$130,000, the sale proceeds were used to retire outstanding mortgages against the two properties held by Standard Life and the Alberta Treasury Branches totaling CDN$2,235,000.  The CDN$1,160,000 balance due the Company was reduced by a recoverable tax hold-back of CDN$310,000.  The Company is taking the appropriate actions to secure the release of the CDN$310,000 presently withheld for tax purposes by the Canadian tax authorities.  Management expects to realize these proceeds during fiscal 2005.  The divestiture of these two properties resulted in a net gain of $758,973.

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

The net effect of the above-noted transactions resulted in a gain on disposal of $572,944 and earnings from discontinued operations of $440,350.

Note 6 - Investment in Texas T Companies (Texas T Resources, Inc and Texas T Petroleum Limited)

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

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

Note 6 - Investment in Texas T Companies (Texas T Resources, Inc and Texas T Petroleum Limited) – Cont’d

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

During the year ended December 31, 2005 the Company also agreed with the other shareholders of Texas T Petroleum Ltd. to transfer its shares of Texas T Petroleum Ltd. to the remaining shareholders, on a pro rata basis in exchange for forgiveness of the Company’s current share of  outstanding liabilities due and payable. The transaction has resulted in the write down of the Company’s recorded interest in Texas T Petroleum Ltd. in the total amount of $112,510.

The Company held no interest in the Texas T companies at the year ended December 31, 2005.

Note 7 – Investment in Australian Oil and Gas Corporation

Australian Oil and Gas Corporation, (formerly Synergy Technologies Corporation) a former leaseholder at one of the Company’s commercial properties, filed for protection under Chapter 11 of the US Bankruptcy Courts in fiscal 2002 and completed a re-organization plan in fiscal 2003. At the time of filing for bankruptcy, Australian Oil and Gas was indebted to the Company in the amount of $222,627, which amount included past due lease payments, lease rejection costs as allowable under the US Bankruptcy Act and associated legal fees.  As part of the reorganization, during fiscal 2003 the Company received cash proceeds in the amount of $5,489 and common stock in the amount of 0.862999 of one share of Australian Oil and Gas for every dollar amount of the Company’s claim, amounting to 174,988 shares of the common stock of Australian Oil and Gas with a fair market value of $1,801 at the time of receipt.   As of December 31, 2005, the Company owns 174,988 shares of Australian Oil and Gas which has been recorded at $21,770 based on the quoted market price of the stock at that date.  During the year ended December 31, 2006 the Company sold all of its shares of Australian Oil and Gas for proceeds totaling $18,743.  The Company recorded a loss of $3,027 with respect to the divestiture.

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

Note 8 – Loans Payable (related parties)

Loans Payable from various related parties have the following terms at December 31:

Repayment terms	Interest rate	2006	2005
Demand	10%	162,658	147,309
Demand	10%	-	17,940
Due within 2 years	10%	338,261	613,666
Demand	10%	336,820	305,832
		$837,739	$1,084,748

The loan payable of $338,261 is secured by liens on the Company's accounts receivable and investments and bears interest at a rate of 10% p.a., maturing on June 20, 2008.  Interest is accrued monthly until maturity, at which time principal and all accrued and unpaid interest becomes due and payable.

Note 9  – Loans Payable

a.

During the fiscal year ended December 31, 2006, the Company received loans from two arms length third parties totaling $60,000.  The loans are repayable on demand and bear interest at a rate of 10% per annum.

b.

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

c.

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

d.

The Company has a real estate mortgage on the commercial property located at 335 25th Street SE, Calgary, Alberta with a five year term that is amortized over 15 years at an interest rate of 8.6% with Standard Life. On September 1, 2005, the mortgage can either be repaid or renewed with the interest rate converted to the then prevailing rate.  As of December 31, 2004 the mortgage balance was $1,103,076 (CDN$1,328,543).  This loan was retired in full concurrent with the sale of the commercial property in the first quarter of fiscal 2005.

e.

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

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

Note 10 – Common stock

There were no transactions during the fiscal year ended December 31, 2006.

During the year ended December 31, 2005, the Company had the following transactions:

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

A total of 41,961 shares were returned to the Company for cancellation by an officer and director of the Company as part of the terms of an agreement entered into in 2000.  (See Note 4).  The canceled shares were valued at $10,910 based on the market price of the stock at the time of the transaction.  The shares were not yet canceled as at the year ended December 31, 2005.

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

Note 11 – Stock-Based Compensation

Issuance of stock options

During the year ended December 31, 2001, the Company adopted a stock option and stock award plan effective April 1, 2001. The plan allows the Board of Directors, or its appointed administrator, to grant stock awards or stock options to employees, directors, and consultants, in a quantity not to exceed 1,000,000 shares and subject other provisions of the plan. Characteristics of the options, including vesting, execution price, and expiration, are determined by the Board of Directors. During 2001, the Company granted non-qualified stock options to directors, employees and consultants for 650,000 shares of Class A common stock. No options were issued during 2002.  During 2003, the Company canceled a total of 600,000 of the options previously granted to officers, directors, employees and consultants and obtained shareholder approval for a 2003 Stock Option and Award Plan (the “Plan”).  Under the 2003 Plan 1,000,000 shares may be issued to employees, officers, directors and/or consultants.  On August 26, 2003 the Board of Directors set the exercise price for stock options granted under the 2003 Plan at $0.41 per share, which price represents 110% of the closing price of the Company’s shares on that date.  There were no options granted during the years ended December 31, 2005 and 2006.

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

Note 11– Stock-Based Compensation – Cont’d.

 The following is a table of outstanding options and changes during 2006 and 2005:

	Employee Options	Non-employee Options	Weighted Average Exercise Price
Options Outstanding, December 31, 2002	112,500	50,000	4.00
Options granted:			4.00
Employees	—	—	—
Non-employees	—	6,250	4.00
Options exercised	—	—	—
Options canceled	(100,000)	—	—
Options Outstanding, December 31, 2005 and 2004	12,500	56,250	4.00
Options expired	(12,500)	(56,250)	—
Options Outstanding, December 31, 2006	—	—	—

Note 12 – Warrants

The Company had outstanding warrants to purchase 165,186 and 440,811 shares of its’ Class A common stock at  December 31, 2005 and 2004, respectively, at prices ranging from $0.25 to $6.00 per share.

The following schedule shows the warrants outstanding and changes made during the years ending December 31, 2006, 2005 and 2004:

	Number	Weighted Average Exercise Price

Warrants outstanding December 31, 2004	440,811	0.32

Changes during the year 2005:
Issued	-	-
Expired	275,625	0.31

Warrants outstanding December 31, 2005	165,186	$0.34

Changes during the year 2006:
Issued	-	-
Expired	165,186	$-

Warrants outstanding December 31, 2006	-	$-

Where appropriate an allocation has been made in the consolidated statements of stockholders’ equity between common stock and common stock warrants to give effect to the estimated fair value of the common stock warrants.

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

Note 13 – Related Party Transactions

During the year ended December 31, 2005, the Company entered into a loan agreement in the total amount of $250,000 with respect to amounts previously advanced from International Securities Group Inc., which is owned by a member of the Company’s Board of Directors, W. Scott Lawler.   As at the year ended December 31, 2005 a total of $293,405 was due to International Securities Group Inc., including interest accrued during the most recently completed fiscal year totaling $27,545 calculated at 10% per annum.  During fiscal 2006, a further $12,429 was added to the principal balance of the loan and accrued interest totaled  $30,986 for a balance of $336,820 as at December 31, 2006.

Note 14– Recent Accounting Pronouncements

In February 2006, FASB issued Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.”  This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company does not expect SFAS 155 to have a material effect on the Company’s financial statements.

In March 2006, FASB issued Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.”  This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities.  The Company does not expect SFAS 156 to have a material effect on the Company’s financial statements.

In September 2006, FASB issued Financial Accounting Standards No. 157, “Fair Value Measurements.”   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  The Company does not expect SFAS 157 to have a material effect on the Company’s financial statements.

In September 2006, FASB issued Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The Company does not expect SFAS 158 to have a material effect on the Company’s financial statements.

Note 15 – Income Taxes

As of December 31, 2006 the Company had approximately $6,773,303 of net operating loss carryover that expires between 2021 and 2025.  The Company had deferred tax assets of approximately $2,740,789 relating to the net operating loss carryover.  A valuation allowance has been provided for the total amount since the amounts, if any, of future revenues necessary to be able to utilize the carryover, are uncertain.  A reconciliation of income taxes computed using the statutory federal income tax compared to the effective tax rate is as follows:

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

Note 15 – Income Taxes – Cont’d.

	2006	2005
Federal tax computed at the expected statutory rate	(35.0)%	(35.0)%
State income tax, net of federal tax benefit	(3.0)	(3.0)
Estimated foreign income taxes	(3.6)	(3.6)
Net change in valuation allowance	41.0	41.0

Income tax expense - effective rate	00.0%	00.0%

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

Mr. Lawler elected his option to this property in fiscal 2005.   As a result of Mr. Lawler’s election to acquire the property, a mortgage in the amount of CDN$454,882 was retired during the year and the Company has recorded a loss on the disposition of $186,029 including a gain of $10,910 attributed to the return of the shares.

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

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

During November 2005, the Company reached an agreement with various third parties whereby it transferred all of its rights and interest in the above-noted convertible loan.  Under the terms of the agreement, the Company will receive cash consideration totaling $400,000 and 500,000 free-trading shares of Capital Reserve Canada Limited.  The cash proceeds are to be received over 120 days in five installments, including two $50,000 payments and three payments of $100,000 each. Prior to the end of the year the Company received the initial $50,000 payment and the free trading shares.  As a result the Company recorded the total value of the convertible loan including all interest applicable under the agreement on its balance sheet.  The fair value of the shares received and the value of the cash proceeds offset the total value of the loan resulting in a loss on the original investment of $266,944.   The securities remained on the books of the Company with a market value of $250,000 at the close of fiscal 2005.

During fiscal 2006 the Company commenced the sale of these securities realizing proceeds of $2,100 prior to the end of the year.  At year end the Company still held a total of 481,800 shares of Capital Reserve Canada Ltd. with a market value of $19,272.  Accordingly the Company wrote down the book value of the investment, recording a loss of $7,000 with respect to sales of securities completed during the year, and a permanent decline on the value of the securities of $221,628.

Note 18 – Commitments

The Company’s subsidiary, Wall Street, presently leases 3,840 square feet of office space at 1530-9th Ave S.E., Calgary, Alberta Canada, from Sun Prairie Resources Ltd., from which location the Company and all its subsidiaires carry on operations. The lease is for a four year term ending on July 31, 2010.  There is no provision in the lease for renewal.

Under the terms of the lease Wall Street pays monthly rent at a fixed rate of $9.87 (CAD$11.50) per square foot for a total of $3,158 (CAD$3,680) per month, plus operating costs of approximately $7.09 (CAD$8.26) per square foot totaling $2,268 (CAD$2,643), plus applicable taxes.  Annual fluctuations in operating costs as a result of actual costs versus budgeted costs may result in adjustments to the operating costs for each ensuing year.

Minimum Annual lease payments (inclusive of estimated operating costs) are as follows:

2007 - $65,110

2008 - $65,110

2009 - $65,110

2010 - $37,981

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

Note 18 – Commitments – Cont’d

Wall Street has sublet the space as follows:

-

International Securities Group Inc. has a sublease for 729 square feet on a month to month basis at a rate of $1,030 (CAD$1,200) per month, inclusive of operating costs, plus applicable taxes;

-

FACT Corporation has a sublease for 768 square feet on a month to month basis at a rate of $1,085 (CAD$1,264)  per month, inclusive of operating costs, plus applicable taxes xes.

-

Toggle Networks has a sublease of 2,344 square feet expiring August 31, 2007 which generates revenue of

$3,581 (CAD$4,173) per month, inclusive of operating costs, plus applicable taxes. Toggle Networks has verbally advised Wall Street of their intent to renew their sublease for an additional term expiring on July 31, 2010 at $12.01 (CAD$14.00) per sq. ft plus operating costs.  The lease is currently in the process of being prepared for execution.

Wall Street has entered into discussions with both FACT Corporation and International Securities Group Inc. to finalize leases for the remaining term of the Wall Street lease and expects to complete these negotiations immediately upon finalization of the lease with Toggle Networks.

Note 19 – Subsequent Events

Shareholders of FACT Corporation as of January 10, 2007, will receive dividend shares of FACT Products Inc. on the basis of 1 share for every 5 shares of FACT Corporation.   The Company expects to complete the distribution during fiscal 2007.

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

ITEM 8B.   OTHER INFORMATION

Not Applicable

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORTE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of all directors and executive officers of FACT as of the date of this report, indicating all positions and offices with FACT and its subsidiaries held by each such person:

NAME	AGE	POSITION
Jacqueline Danforth	35

President, Secretary/Treasurer and Director of FACT Corporation, President, Secretary and Director of Food and Culinary Technology Group Inc., President, Secretary-Treasurer and Director of FACT Products Inc., President and Director of Wall Street Investment Corp., President, Secretary, Treasurer and a Director of Wall Street Real Estate Ltd.

W. Scott Lawler	45

Director of FACT Corporation, Director and Treasurer of Food and Culinary Technology Group Inc., Director of FACT Products Inc., Secretary and Director of Wall Street Investment Corp.. and a Director of Wall Street Real Estate Ltd.

Paul Litwack	52	Director of FACT Corporation, Director of Food and Culinary Technology Group, Inc.
Dr. Brian Raines	69	Director of FACT Corporation

The Company’s directors are elected by the holders of FACT's common stock. Cumulative voting for directors is not permitted. The term of office of directors of FACT ends at the next annual meeting of FACT's shareholders or when their successors are elected and qualified. The annual meeting of shareholders is specified in FACT's bylaws to be held within six months from the Company's fiscal year end or within 15 months from the date of the last annual meeting. The Company did not hold a  Shareholders' Annual Meeting in 2006, the last Shareholders’ Annual Meeting was held on January 28, 2005.  The Company intends to hold a Shareholders’ Annual Meeting in May of 2007.  The term of office of each officer of FACT ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his successor is elected and qualifies. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of FACT.

JACQUELINE R. DANFORTH, Ms. Danforth has been a member of the Board of Directors and the President of FACT Corporation since August 7, 2001. Ms. Danforth has been a director and Secretary of Food and Culinary Technology Group Inc. since its acquisition by the Company, November 7, 2001, and President since July 22, 2002.  Ms. Danforth was also named President, Secretary-Treasurer and appointed to the Board of Directors of FACT Products Inc. on November 5, 2001, and has been President and a director of Wall Street Investment Corp since its re-instatement November 15, 2001.  Ms. Danforth became the President, Secretary and Treasurer, as well as a director of Wall Street Real Estate Ltd. upon its incorporation on July 23, 2002. Over the past ten years, Ms. Danforth has worked for both private and publicly traded companies, providing management and direction. She has extensive experience in start up operations, and her range of experience with publicly traded corporations listed on both Canadian and US exchanges includes all aspects of public reporting, corporate finance and shareholder communications. She has worked in a broad range of industry sectors including natural resources and technology. Ms. Danforth continues to provide consulting services to other private and public corporations on a limited basis, and sits as a director on several private and public boards. She is Canadian-born and educated, well traveled and currently resides in the United States.   She is the President and sole director of Argonaut Management Group, Inc., her private consulting company.

W. SCOTT LAWLER, Mr. Lawler became a director of FACT Corporation on November 1, 1999 and served as President of FACT from November 1, 1999 to August 7, 2001, a director of Capital Reserve Canada Limited since its inception on December 8, 1999, a Director of Wall Street Investment Corp since November 1, 1999, a Director and Treasurer of Food and Culinary Technology Group Inc. since August 15, 2001, and a director of FACT Products Inc. since November 5, 2001. Mr. Lawler is an attorney and is admitted in the State of California.. Mr. Lawler received a Bachelor's Degree in business management in 1984 from Brigham Young University and his Juris Doctorate degree from U.S.C. Law Center in 1988. Mr. Lawler was admitted to the California State Bar in 1988. Mr. Lawler has been the principal of Lawler & Associates, specializing in corporate and securities matters, since 1995. Mr. Lawler is currently the President and sole shareholder of International Securities Group, Inc., a private consulting company.

DR. BRIAN RAINES, Dr. Raines was appointed to the Board of directors of FACT in January 2003.  Dr. Raines is also the Director of Science for FACT Group and has spent 40 years in various scientific and technical positions in the food industry.  From 1998 to present, Dr. Raines has served as a consultant, providing basic scientific research adaptation in the specific area of nutraceuticals and functional foods.  From 1990 to 1998 (retirement), Dr. Raines served as Vice President of Technical Services for Unilever Canada/Lipton.  From 1980 to 1990, Dr. Raines served as Director of Research and Quality Control for Unilever/Lawry’s Foods, Los Angeles.  Prior to this he served in various technical management positions for Mars Inc., Berthelet and Leger.  Dr. Raines is an active member of the Canadian Institute of Food Science and Technology and is currently serving as International Liasion.  He is a past National President and Chair of the Toronto section.  He is also a member of the Scientific Advisory Board of The National Institute of Nutrition.  Dr. Raines has chaired various committees of the Institute of Food Technologies/USA and was awarded the distinguished service award for the Q.A. Division in 1992.  Dr. Raines has a B.Sc. from Concordia Montreal and a Ph.D. from North Carolina State University.  He is also a Fellow of the Canadian and American Institutes of Food Technology.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each officer, director and beneficial owner of more than 10% of our securities who did not file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
W. Scott Lawler	Member of the Board of Directors	N/A	Late/1	N/A

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company is presently reviewing a code of ethics which has been presented for adoption.   Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the period during which the code of ethics is adopted.

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to the small business issuer’s board of directors.

The Board of Directors presently does not have an audit committee. Since there are only two independent members of the Board it is not feasible at this time to have an audit committee.   The Board of Directors performs the same functions as an audit committee.  The Board of Directors in performing its functions as an audit committee has determined that it does not have an audit committee financial expert.

ITEM 10.     EXECUTIVE COMPENSATION.

The following table sets forth information for the individuals who served as the senior executive officer of the Company during any portion of the last 3 fiscal years. No disclosure need be provided for any executive officer, other than the PEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000.  Accordingly, no other executive officers of the Company are included in the table.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonquali-fied Deferred Compen-sation ($)	All Other Compen-sation ($)	Total ($)
Jacqueline Danforth, President & CEO	2006	$60,933	-0-	-0-	-0-	-0-	-0-	$60,933	-0-
	2005	$82,500	-0-	-0-	-0-	-0-	-0-	$82,500	$82,500
	2004	$82,500	-0-	-0-	-0-	-0-	-0-	$82,500	$82,500

(1) For 2006 Ms. Danforth received payments of $40,311andthe balance of $20,622 was accrued.  Ms. Danforth was on maternity leave from March 17, 2007 to November 1, 2007;

For 2005 Ms. Danforth received payments of $42,000 and the balance of $40,500 was accrued;

For 2004 Ms. Danforth received payments of $41,256 and the balance of $41,244 was accrued.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jacqueline Danforth	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Paul Litwack	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
W. Scott Lawler	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Brian Raines	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There were no stock options granted during the fiscal year ended December 31, 2006.  The Company’s Board of Directors and shareholders approved a Stock Option and Award plan for up to 1,000,000 options during fiscal 2003 (the “Plan”).There have been no awards or options granted under the Plan as of the date of this report.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jacqueline Danforth	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Paul Litwack	-0-	-0-	-0-	-0-	-0-	-0-	-0-
W. Scott Lawler	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Brian Raines	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of the fiscal year ended December 31, 2006 in regard to any securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,000,000	N/A	1,000,000

Equity compensation plans not approved by security holders	_	_	_

The Company has a Stock Option and Award plan for up to 1,000,000 options which was approved during fiscal 2003 (the “Plan”).There have been no awards or options granted under the Plan as of the date of this report.

Security ownership of certain beneficial owners.

The following table sets forth information, as of March 21, 2007, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% shareholders  have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Class A Common	Daniel Koyich 1451 Acadia Dr.S.E., Calgary, AB T2J 5B1	1,000,000 Class A common shares	5.82%
Class A Common	Thomas Ringoir R.R. Site 32, Box 2, Calgary, Alberta T3Z 3K	1,000,000 Class A common shares	5.82%

(1)Based on 17,154,406 shares of common stock issued and outstanding.

Security Ownership of Management

The following table sets forth information, as of March 21, 2007, with respect to the beneficial ownership of the Company’s common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS
Class A Common	W. Scott Lawler, director of FACT Corporation, director of Food and Culinary Technology Group, Inc., director of FACT Products Inc., Director of Wall Street Real Estate Ltd. and Secretary and a director of Wall Street Investment Corp. c/o 1530-9th Ave S.E. Calgary, Alberta, Canada T2G OT7	4,998,231 Class A common shares held in the name of International Securities Group Inc.(2) 4,319 shares held directly.	29.16%
Class A Common	Jacqueline R. Danforth, President, Secretary, Treasurer and director of FACT Corporation; President, director and Secretary of Food and Culinary Technology Group, Inc., director of FACT Products Inc., President, Secretary, Treasurer and director of Wall Street Real Estate Ltd. and President and director of Wall Street Investment Corp (9) c/o 1530-9th Ave S.E. Calgary, Alberta, Canada T2G OT7	118,410 Class A common shares directly and 300,369 shares are held indirectly in the name of Argonaut Management Group Inc. (3)	2.44%

TITLE OF CLASS	NAME OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS
Class A Common	Dr. Brian Raines, director of FACT Corporation (4)	960,000 Class A common shares held in the name of Food Information Services Inc. (5)	5.58%
Class A Common	Paul Litwack, director of FACT Corporation and Food and Culinary Technology Group Inc. (6)	360,000 Class A common shares	2.09%
Common	All Officers and Directors as a group	6,741,329 Common shares	39.27%

(1)Based on 17,154,406 shares of Class A common stock outstanding.

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

Changes in Control

There are no arrangements known to the Company which may result in a change of control of the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Ultimate Resort Destinations Inc., a Nevada corporation,  holds a  Secured Convertible Debenture issued to it by the Company in the total amount of $650,000 dated December 31, 2002 and originally maturing on December 31, 2004.   During the month of December 2004, the Company renegotiated the terms of the Debenture with the lender to extend the note for a period up to an additional 12 months, or December 31, 2005.  Interest will continue to accrue at a rate of 18% per annum, and shall accrue until maturity, at which time the principal and all accrued and unpaid interest shall become due and payable. During fiscal year ended December 31, 2005, the Company paid an amount of $200,905 which was applied first to interest and then to principal.  At December 31, 2005, the debenture was renegotiated to extend the term for a further 30 months to June 30, 2008.  Subsequent to the fiscal year ended December 31, 2005, the Company paid down an amount of $27,476 against interest and $181,785 against principal on the debenture and the debenture holder agreed to a reduction in the interest rate to 10% per annum. During fiscal 2006, the Company reduced the loan by a further payment of $65,717 as to principal. As at the date of this report, the sole director and officer of Ultimate Resort Destinations Inc. is Mr. Clifford Larry Winsor who is Ms. Danforth’s stepfather. The outstanding balance of the loan including interest as at December 31, 2006 totaled $338,261.

During the fiscal year ended December, 31 2005, the Company entered into a loan agreement in the total amount of $250,000 with respect to amounts previously advanced, with International Securities Group Inc., which is owned by a member of the Company’s Board of Directors, W. Scott Lawler.    The loan is at an interest rate of 10% per annum and has so specific terms of repayment.  During fiscal 2006 the principal amount of the loan was increased by $12,429, and accrued interest totaling  $30,986 for a balance of $336,820 as at December 31, 2006.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December 31, 2006 and December 31, 2005:

Services	2006	2005
Audit fees	$6,000	$15,000
Audit related fees	$3,750
Tax fees	-
Total fees	$9,750	$15,000

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
Date: April 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:/s/ Jacqueline R. Danforth
Name: Jacqueline R. Danforth
Title: President and Member of the Board of Directors
Date: April 16, 2007

 By:/s/ W. Scott Lawler
Name: W. Scott Lawler
Title: Member of the Board of Directors
Date: April 16, 2007

By:/s/ Dr. Brian Raines

Name: Dr. Brian Raines

Title: Member of the Board of Directors
Date: April 16, 2007

By:/s/ Paul Litwack

Name:  Paul Litwack
Title: Member of the Board of Directors
Date: April 16, 2007