Form 10QSB
period 2007-03-31
FACT CORP
filed 2007-05-15
CIK 707674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ______________

Commission File Number 000-17232

FACT CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	84-0888594
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1530 9th Ave S.E., Calgary, Alberta T2G0T7

(Address of principal executive offices)

(403) 693-8000

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

Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of commin equity, as of the latest practible date:

17,154,406 Class A common shares outstanding as of May 11, 2007

Transitional Small Business Disclosure Format:   Yes           No   X

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Page

Unaudited Financial Statements:

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to Financial Statements	F-4

FACT CORPORATION Consolidated Balance Sheets
	March 31,2007 (Unaudited)	December 31,2006 (Audited) (Note 1)

Current Assets
Cash	67,224	212,571
Inventory	36,321	72,564
Accounts receivable	241,888	486,060
Total Current Assets	345,433	771,195

Investment in Capital Reserve Canada Ltd.	4,932	19,272

Property and Equipment
Intellectual property	1,434,765	1,497,024
Real Property (net of accumulated depreciation of $59) ($188 in 2006)	1,131	1,190
Total Property and Equipment	1,435,896	1,498,214

Total Assets	1,786,261	2,288,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	413,481	770,948
Accounts payable (related parties)	549,831	510,262
Loans payable (related parties)	820,440	837,739
Loan payable	61,479	60,000
Current portion of long-term debt and acquisition cost	82,662	76,895
Total Current Liabilities	1,927,893	2,255,844

Long Term Liabilities
Acquisition cost payable	1,710,973	1,735,964
Total Liabilities	3,638,866	3,991,807
Commitments and contingencies

Stockholders' Equity
Class A Common Stock - authorized 100,000,000 shares of no par value; 17,274,406 issued and outstanding as at March 31, 2007 and December 31, 2006	8,991,924	8,991,924
Accumulated deficit	(10,951,149)	(10,805,170)
Accumulated other comprehensive (loss)	106,620	110,120
Total Stockholders' Equity	(1,852,605)	(1,703,126)
Total Liabilities and Stockholders' Equity	1,786,261	2,288,681

The accompanying notes are an integral part of these financial statements.

FACT CORPORATION Unaudited Consolidated Statements of Operations
	March 31,
	2007	2006
Revenues
Functional food premix	812,368	258,400
Rental income	16,243	-
	828,611	258,400
Costs and Expenses
Functional food premix	721,316	203,560
Italian Crème costs	-	11,067
Legal	39,941	1,244
Consulting fees	50,622	43,169
Depreciation and amortization	62,328	63,863
Other Administrative expenses	82,852	43,818
	957,059	366,721
(Loss) from operations	(128,448)	(108,321)

Other income and expenses
Interest expense	(21,517)	(25,838)
Gain(loss) on disposal of marketable securities	3,986	-
	(17,531)	(25,838)

Provision for income taxes	-	-

Net (Loss)	(145,979)	(134,159)

Net (Loss) per Common Share, basic and diluted	(0.01)	(0.01)

Weighted Average Number of Common Shares Used in Calculation	17,154,406	17,197,367

Other comprehensive income
Net loss	(145,979)	(134,159)
Foreign currency translation adjustment	3,500	(963)
Total other comprehensive income	(142,479)	(135,122)

The accompanying notes are an integral part of these financial statements.

FACT CORPORATION Unaudited Consolidated Statements of Cash Flows
	March 31,
	2007	2006

Cash From Operating Activities:
Net (loss)	(145,979)	(134,159)
Reconciling adjustments
Depreciation, depletion and amortization	62,327	63,863
(Gain) loss on sale of securities	(3,986)	-
Changes in operating assets and liabilities
Accounts receivable	244,172	344,297
Inventory	36,243	7,345
Accounts payable and accrued expenses	(317,898)	105,025
Net Cash Flows From Operating Activities	(125,121)	386,371

Cash From Investing Activities:
Proceeds from sale of securities	18,326	-
Net Cash Flows From Investing Activities	18,326	-

Cash From Financing Activities:
Loan proceeds	1,479	-
Proceeds (Repayment) of related party loans	(17,298)	(344,712)
Acquisition cost payable	(19,224)	(2,214)
Net Cash Flows From Financing Activities	(35,043)	(346,926)

Foreign currency translation adjustment	(3,509)	988

Net change in cash and cash equivalents	$(145,347)	$40,433
Cash at beginning of period	212,571	159,839
Cash at end of period	$67,224	$200,272

Supplemental disclosure of cash flow information:
Interest paid	$32,578	$27,476
Income taxes paid	$-	-

The accompanying notes are an integral part of these financial statements.

FACT CORPORATION

Notes to the Financial Statements for the three months ended March 31, 2007

(Unaudited – prepared by Management)

Note 1- Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the FACT Corporation audited financial statements for the year ended December 31, 2006.

The interim financial statements present the balance sheet, statements of operations and cash flows of FACT Corporation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2007, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Note 2 – Reclassifications

Certain reclassifications have been made to the Consolidated Statement of Operations and Consolidated Statement of Cash Flow for the three months ended March 31, 2006 to conform to the Company’s current financial statement format.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

a.

Plan of Operation

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company does generate income from sales of functional premixes on a monthly basis, these proceeds are not sufficient to meet the Company's current monthly overhead, which includes the on-going business of the Company, FACT Group, Wall Street Real Estate and two (2) dormant subsidiaries. The Company will require approximately $5,000,000 to cover its anticipated overhead and operational needs, inclusive of inventory requirements, for the upcoming twelve-month period.  Revenues generated from operations are expected to contribute $5,250,000 in gross revenues and are expected to be sufficient to meet all operational requirements for the coming twelve (12) months.  While the Company has projected gross revenues from its food operations of approximately $5,250,000 over the upcoming twelve (12) months, such projections are subject to numerous factors that are beyond its control. Projected operational costs and overhead of $5,000,000 include approximately $4,450,000 for inventory and premix costs associated with the Company’s functional bakery premix business, and $550,000 in general operating expenses, exclusive of amortization and depreciation expenses, relating to the Company and all of its existing subsidiaries. The Company may be required to raise approximately $300,000 to meet its projected costs should it not be successful in achieving its projected gross revenues. The Company expects that it will be able to obtain additional equity and/or debt financing to meet this need should it be required.

The Company’s budget of $550,000 in general operating expenses includes the expenditure of approximately $150,000 over the next twelve (12) months on ongoing product refinement, technical support, and the development of second and third generation functional bakery premix formulations, including amounts paid to employees and consultants retained for the purposes of providing research and development support.

Included in the cash requirements noted above of $5,000,000 over the next twelve (12) months is an amount of approximately $350,000 with respect to the operations of FACT Group, exclusive of inventory requirements and forecasted costs of goods sold.  From the date of acquisition on November 2001 to December 31, 2006, the Company has funded a total of $941,409 (net of associated interest charges) to FACT Group in respect of its ongoing operational expenses.

Should it be required, and if the Company is able to negotiate favorable terms, the Company may look to raise funds in excess of the current cash requirement by way of debt or equity financing in order to accelerate its growth.  The Company is currently assessing strategic mergers and/or joint ventures with complimentary businesses in order to enhance and support its current operational objectives.

The Company anticipates that its subsidiary FACT Group will hire an additional one (1) to three (3) employees during the upcoming twelve (12) months should the functional foods business meet projected operational and revenue targets. The Company will also look to retain one (1) additional employee to assist in corporate development and financial operations.

b.

Management’s Discussion and Analysis of Financial Condition

This current report contains forward-looking statements as that term is defined in section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Results of Operations

Comparison of quarters ended March 31, 2007 and 2006

For the three month periods ended March 31, 2007 and 2006 the Company incurred operating losses of $128,448 and $108,321 respectively. Fiscal 2007 results include a substantial increase in revenues generated from the sale of functional bakery premixes from $ 258,400 (2006) to $812,368 (2007) as a result of the addition of a new customer account in the current period, as well as increased sales to the Company’s two key customers. Associated costs of goods sold relating to functional bakery premix sales increased from $203,560 (2006) to $721,316 (2007), reflecting a decline in average net profit from product sales from 21% (2006) to 11% (2007). This decline in gross margin can be attributed to the requirement to offer extremely competitive pricing to certain of the Company’s customers, which has significantly reduced the Company’s gross margins, in order to obtain additional sales volumes and top-line revenue growth. There are no costs associated with the whipped topping in 2007 compared to costs of $11,067 related to disposal of inventory in fiscal 2006. Legal fees increased from $1,244 (2006) to $39,941 (2007) as a direct result of ongoing litigation costs related to an action commenced by the Company during May 2006.  Consulting fees increased to $50,622 (2007) from $43,169 (2006) as a result of the need for additional part-time services in order to meet ongoing customer needs. Administrative expenses increased from $43,818 (2006) to $82,852 (2007) predominantly as a result of the expenditure of $35,750 during the current quarter on the commencement of a new marketing and investor relations program.

Depreciation and amortization costs decreased from $63,863 (2006) to $62,328 (2007).

Interest expenses decreased slightly in 2007 as a result of additional reductions to the principal balances of loans owing to related parties during the previous fiscal year, resulting in a reduction to the associated interest expenses.

Figures reported during the three month period ended March 31, 2007, also include a gain on sale of marketable securities totalling $3,986, with no comparable expense during the current period.

Net losses for the two completed fiscal years were $145,979 (2007) and $134,159 (2006) respectively.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of March 31, 2007 the Company had negative working capital of $1,582,460 and negative Stockholders' Equity of $1,852,605 compared with negative working capital of $1,484,649 and Stockholders' Equity of $1,703,126 as of December 31, 2006. The Company’s negative working capital has increased as a result of the reduction of accounts receivable and inventory, reducing the Company’s available cash, as well as an increase to accounts payable.

Liquidity

The Company anticipates it may require up to $300,000 over the next twelve months to fully implement its existing business plan, which includes significant marketing efforts, the continued development and refinement of functional bakery premixes, formulations and products, concepts for development of new product opportunities, manufacturing and distribution of a line of our own master brand food products for specialty channels, expanded management resources and support staff, and other day to day operational activities.  The Company may require additional funds over the next three years to assist in realizing its goals should it not achieve anticipated bench marks over the 2007, 2008 and 2009 fiscal years.  The amount and timing of additional funds required can not be definitively stated as at the date of this report and will be dependent on a variety of factors.   As of the filing of this report, the Company has been successful in raising funds required to meet our existing revenue shortfall for the funding of our operations. Funds have been raised through private loans, equity financing and conventional bank debt, as well as through the sale of certain active and passive investments. The Company anticipates revenues generated from its functional food business will greatly reduce the requirement for additional funding; however, we can not be certain the Company will be successful in achieving revenues from those operations. Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Sources of Working Capital

During the three months ended March 31, 2007 the Company's primary sources of working capital have come from revenues generated from our functional foods business and the net proceeds from:

*

$41,367 in the collection of certain outstanding accounts receivable due from prior periods; and,

*

$18,326 from the proceeds of sale of marketable securities.

(c)   Off-balance sheet arrangements

Not Applicable

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report.  Based upon the foregoing, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective and adequate for the purposes set forth in the definition in the Exchange Act rules.

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to in the immediately preceding paragraph that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Company is presently involved in certain litigation more particularly described in our Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 16, 2007.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.

OTHER INFORMATION

Not Applicable

ITEM  6.

EXHIBITS

REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990

3.2	Amended Bylaws	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994
3.3	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on November 26, 2001	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002 herewith.
3.4	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on February 8, 2002	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002 herewith
10.5	Share Exchange Agreement dated November 20, 2001 by and between Capital Reserve Corporation, Food and Culinary Technology Group, Inc. and Shareholders of Food and Culinary Technology Group, Inc.	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
10.7	Fourth Amendment to the Share Exchange Agreement dated February 2, 2004.	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
10.8	Amended and Restated Shareholders Agreement dated February 2, 2004	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
10.9	Mortgage between FACT Corporation and 948783 Alberta Inc. dated March 17, 2004	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

10.10	Offer to Purchase between FACT Corporation and Calfrac Well Services Ltd. dated December 21, 2004	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.
10.11	Removal of Conditions and Amending Agreement dated February 25, 2005 between FACT Corporation and Calfrac Well Services Ltd.	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.
31.1	Section 302 Certification- Principal Executive Officer and Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May, 2007.

FACT CORPORATION

By:/s/ Jacqueline R. Danforth

Name: Jacqueline R. Danforth
Title: President, Principal Executive, Financial and Accounting Officer
Date: May 14, 2007