Form 10QSB
period 2007-06-30
FACT CORP
filed 2007-08-14
CIK 707674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practible date:

17,154,406 Class A common shares outstanding as August 10, 2007.

Transitional Small Business Disclosure Format:   Yes           No   X

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Page

Unaudited Financial Statements:

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to Consolidated Financial Statements	F-4

FACT CORPORATION Consolidated Balance Sheets

	June 30, 2007 (Unaudited)	December 31, 2006 (Audited) (Note 1)

Current Assets
Cash	$130,779	$212,571
Inventory	43,915	72,564
Accounts receivable	160,527	486,060
Prepaid expenses and deposits	35,613
Total Current Assets	370,834	771,195

Investment in Capital Reserve Canada Ltd.	2,922	19,272

Property and Equipment
Intellectual property	1,372,506	1,497,024
Real Property (net of accumulated depreciation of $59) ($188 in 2006)	1,158	1,190
Total Property and Equipment	1,373,664	1,498,214

Total Assets	$1,747,420	$2,288,681

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$593,655	$770,948
Accounts payable (related parties)	442,732	510,262
Loans payable (related parties)	825,843	837,739
Loan payable	62,975	60,000
Current portion of long-term debt and acquisition cost	88,429	76,895
Total Current Liabilities	2,013,634	2,255,844

Long Term Liabilities
Acquisition cost payable	1,685,982	1,735,964
Total Liabilities	3,699,616	3,991,807
Commitments and contingencies

Stockholders' Deficit
Class A Common Stock - authorized 100,000,000 shares of no par value; 17,154,406 issued and outstanding as at June 30, 2007 and December 31, 2006	8,991,924	8,991,924
Accumulated deficit	(11,037,758)	(10,805,170)
Accumulated other comprehensive (loss)	93,638	110,120
Total Stockholders' Deficit	(1,952,196)	(1,703,126)
Total Liabilities and Stockholders' Deficit	$1,747,420	$2,288,681

The accompanying notes are an integral part of these consolidated financial statements.

FACT CORPORATION Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006 Restated	2007	2006 Restated
Revenues
Functional food premix	$921,016	$299,861	$1,733,384	$558,261
Rental income	15,746	-	31,989	-
	936,762	299,861	1,765,373	558,261

Costs and Expenses
Functional food premix	831,768	227,736	1,553,084	431,296
Italian Crème costs	-	209	-	11,276
Legal	20,049	20,966	59,990	22,210
Consulting fees	40,311	20,761	90,933	67,707
Depreciation and amortization	62,332	62,157	124,660	126,021
Gain on disposition of assets	-	-	-	-
Administrative expenses	47,432	41,518	130,284	85,336
	1,001,892	373,347	1,958,951	743,846
Income (Loss) from operations	(65,130)	(73,486)	(193,578)	(185,585)

Other income and expenses
Interest income	2,557	-	2,557	-
Gain(Loss) on disposal of marketable securities	3,141	-	7,127	-
Tax Paid	(2,213)		(2,213)
Interest expense	(24,963)	(18,178)	(46,480)	(44,016)
	(21,478)	(18,178)	(39,009)	(44,016)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$(86,608)	$(91,664)	$(232,587)	$(229,601)

Net Income (Loss) per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Used in Calculation	17,154,406	17,196,367	17,154,406	17,196,367

Other comprehensive income
Net Gain (loss)	$(86,608)	$(91,664)	$(232,587)	$(229,601)
Foreign currency translation adjustment	12,982	(7,596)	16,482	(8,559)
Unrealized profit (loss) on marketable securities	-	-	-	-
Total other comprehensive income	$(73,626)	$(99,260)	$(216,105)	$(238,160)

The accompanying notes are an integral part of these consolidated financial statements.

FACT CORPORATION Unaudited Consolidated Statements of Cash Flows

	June 30,
	2007	2006

Cash From Operating Activities:
Net (loss)	$(232,587)	$(229,601)
Reconciling adjustments
Depreciation, depletion and amortization	124,550	126,021
(Gain) loss on sale of securities	(7,127)	-
Changes in operating assets and liabilities
Accounts receivable	325,533	334,807
Inventory	28,649	(16,226)
Prepaid Expense	(35,613)
Accounts payable and accrued expenses	(244,824)	7,981
Net Cash Flows From (Used By)Operating Activities	(41,419)	222,982

Cash From Investing Activities:
Acquisition of property and equipment	-	(1,429)
Proceeds from sale of securities	23,478	-
Net Cash Flows From (Used By) Investing Activities	23,478	(1,429)

Cash From Financing Activities:
Loan proceeds	2,975	66,205
Proceeds (Repayment) of related party loans	(11,896)	(328,200)
Acquisition cost payable	(38,448)	(12,333)
Net Cash Flows From (Used By) Financing Activities	(47,369)	(274,328)

Foreign currency translation adjustment	(16,482)	8,531

Net change in cash and cash equivalents	$(81,792)	$(44,244)
Cash at beginning of period	212,571	159,839
Cash at end of period	$130,779	$115,595

Supplemental disclosure of cash flow information:
Interest paid	$49,213	$-
Income taxes paid	$2,213	$-

The accompanying notes are an integral part of these consolidated financial statements.

FACT CORPORATION

Notes to the Consolidated Financial Statements for the six months ended June 30, 2007

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

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2007, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Note 2 – Reclassifications

Certain reclassifications have been made to the Consolidated Statements of Operations and Consolidated Statements of Cash Flow for the six months ended June 30, 2006 to conform to the Company’s current financial statement format.

Additionally, as reported in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006, the Company restated certain figures included in prior fiscal periods which are impacted retroactively.  The figures reported for the six month period ended June 30, 2006 have been restated to include the following adjustments:

Restatement of compensation payments previously included in Intellectual Property

The Company has reallocated certain additional compensation payments required during fiscal years 2004, 2005 and 2006, to retained earnings over each of the respective fiscal years. During the six month period ended June 30, 2006, an amount of $22,648 has been expensed as consulting fees with respect to this restatement.

Amortization of Intellectual Property

The Company has restated its financial statements to include the amortization of the Company’s intellectual property commencing the close of fiscal year 2003.  The restated book value of the Company’s intellectual property has been retroactively amortized on a ten (10) year straight line basis.  As a result the figures reported for the six month period ended June 30, 2006 include an amortization expense of $124,518 with respect to the amortization of the intellectual property over the six month period.

FACT CORPORATION

Notes to the Consolidated Financial Statements for the six months ended June 30, 2007

(Unaudited – prepared by Management)

Note 2 – Reclassifications (continued)

Results for the fiscal years ended 2005 and 2006 include adjustments with respect to the above noted disclosure in the Consolidated Statements of Operations and Consolidated Statement of Cash Flows for the six month period ended June 30, 2006.

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

Results of Operations

Comparison of quarters ended June 30, 2007 and 2006

For the six month periods ended June 30, 2007 and 2006 the Company incurred operating losses of $193,578 and $185,585 respectively. Fiscal 2007 results include a substantial increase in revenues generated from the sale of functional bakery premixes from $ 558,261 (2006) to $1,733,384 (2007) as a result of the addition of a new customer account, as well as increased sales to the Company’s two key customers. Associated costs of goods sold relating to functional bakery premix sales increased from $431,296 (2006) to $1,553,084 (2007), reflecting a decline in average net profit from product sales from 22% (2006) to 10% (2007). This decline in gross margin can be attributed to the requirement to offer extremely competitive pricing to certain of the Company’s customers, which has significantly reduced the Company’s gross margins, in order to obtain additional sales volumes and top-line revenue growth. There are no costs associated with the whipped topping in 2007 compared to costs of $11,276 related to disposal of inventory in fiscal 2006. Legal fees increased from $22,210 (2006) to $59,990 (2007) as a direct result of ongoing litigation costs related to an action commenced by the Company during May 2006, and an action brought against the Company during the fourth quarter of fiscal 2006.  Consulting fees increased to $90,933 (2007) from $67,707 (2006) as a result of the need for additional part-time services in order to meet ongoing customer needs. Administrative expenses increased from $85,336 (2006) to $130,284 (2007) predominantly as a result of the expenditure of $35,750 during the first quarter on the commencement of a marketing and investor relations program.

Depreciation and amortization costs decreased from $126,021 (2006) to $124,660 (2007).

Interest expenses increased slightly in 2007 as a result of additions to the principal balances of loans owing to related parties during the previous fiscal year.

Figures reported during the six month period ended June 30, 2007, also include a gain on sale of marketable securities totalling $7,127, with no comparable income during the prior period.

Net losses for the two completed quarters were $232,587 (2007) and $229,601 (2006) respectively.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of June 30, 2007 the Company had negative working capital of $1,642,800 and negative Stockholders' Equity of $1,952,196 compared with negative working capital of $1,484,649 and Stockholders' Equity of $1,703,126 as of December 31, 2006. The Company’s negative working capital has increased as a result of the reduction of accounts receivable and inventory, reducing the Company’s available cash, as well as an increase to accounts payable and short term liabilities.

Liquidity

The Company anticipates it may require up to $300,000 over the next twelve months to fully implement its short term business plan, which includes significant marketing efforts, the continued development and refinement of functional bakery premixes, formulations and products, concepts for development of new product opportunities, manufacturing and distribution of a line of our own master brand food products for specialty channels, expanded management resources and support staff, and other day to day operational activities.  The Company may require additional funds over the next three years to assist in realizing its goals should it not achieve anticipated bench marks over the 2007, 2008 and 2009 fiscal years.  The amount and timing of additional funds required can not be definitively stated as at the date of this report and will be dependent on a variety of factors.   As of the filing of this report, the Company has been successful in raising funds required to meet our existing revenue shortfall for the funding of our operations. Funds have been raised through private loans, equity financing and conventional bank debt, as well as through the sale of certain active and passive investments. The Company anticipates revenues generated from its functional food business will greatly reduce the requirement for additional funding; however, we can not be certain the Company will be successful in achieving revenues from those operations. Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Sources of Working Capital

During the six months ended June 30, 2007 the Company's primary sources of working capital have come from revenues generated from our functional foods business and the net proceeds from:

*

$41,367 in the collection of certain outstanding accounts receivable due from prior periods; and,

*

$23,478 from the proceeds of sale of marketable securities.

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

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.

OTHER INFORMATION

Not Applicable

ITEM  6.

EXHIBITS

REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990

3.2	Amended Bylaws	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994
3.3	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on November 26, 2001	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002 herewith.
3.4	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on February 8, 2002	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002 herewith
10.5	Share Exchange Agreement dated November 20, 2001 by and between Capital Reserve Corporation, Food and Culinary Technology Group, Inc. and Shareholders of Food and Culinary Technology Group, Inc.	Incorporated by reference to the Exhibits previously filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
10.7	Fourth Amendment to the Share Exchange Agreement dated February 2, 2004.	Incorporated by reference to the Exhibits previously filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
10.8	Amended and Restated Shareholders Agreement dated February 2, 2004	Incorporated by reference to the Exhibits previously filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
10.9	Mortgage between FACT Corporation and 948783 Alberta Inc. dated March 17, 2004	Incorporated by reference to the Exhibits previously filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

10.10	Offer to Purchase between FACT Corporation and Calfrac Well Services Ltd. dated December 21, 2004	Incorporated by reference to the Exhibits previously filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.
10.11	Removal of Conditions and Amending Agreement dated February 25, 2005 between FACT Corporation and Calfrac Well Services Ltd.	Incorporated by reference to the Exhibits previously filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.
31.1	Section 302 Certification- Principal Executive Officer and Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August, 2007.

FACT CORPORATION

By:/s/ Jacqueline R. Danforth

Name: Jacqueline R. Danforth
Title: President, Principal Executive, Financial and Accounting Officer
Date: August 14, 2007