Form 10QSB
period 2007-09-30
FACT CORP
filed 2007-11-19
CIK 707674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

17,154,406 Class A common shares outstanding as November 6, 2007.

Transitional Small Business Disclosure Format:   Yes           No   X

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Page

Unaudited Financial Statements:

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to Consolidated Financial Statements	F-4 to F-6

FACT CORPORATION Consolidated Balance Sheets
	September 30, 2007 (Un-audited)	December 31, 2006 (Un-Audited) Restated

Current Assets
Cash	$73,338	$212,571
Inventory	66,014	72,564
Accounts receivable	195,053	486,060
Prepaid expenses and deposits	-
Total Current Assets	334,405	771,195

Investment in Capital Reserve Canada Ltd.	2,922	19,272

Property and Equipment
Intellectual property	1,310,246	1,497,024
Real Property (net of accumulated depreciation of $218) ($188 in 2006)	1,156	1,190
Total Property and Equipment	1,311,402	1,498,214

Total Assets	$1,648,729	$2,288,681

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$701,077	$770,948
Accounts payable (related parties)	424,778	510,262
Loans payable (related parties)	832,155	837,739
Loan payable	64,488	60,000
Current portion of long-term debt and acquisition cost	94,196	76,895
Total Current Liabilities	2,116,694	2,255,844

Long Term Liabilities
Acquisition cost payable	1,661,017	1,735,964
Total Liabilities	3,777,711	3,991,807
Commitments and contingencies

Stockholders' Deficit
Class A Common Stock - authorized 100,000,000 shares of no par value; 17,154,406 issued and outstanding as at September 30, 2007 and December 31, 2006	23,103,924	23,103,924
Accumulated deficit	(25,310,531)	(24,917,170)
Accumulated other comprehensive income	77,625	110,120
Total Stockholders' Deficit	(2,128,982)	(1,703,126)
Total Liabilities and Stockholders' Deficit	$1,648,729	$2,288,681

The accompanying notes are an integral part of these consolidated financial statements.

FACT CORPORATION Consolidated Statements of Operations and comprehensive loss (Unaudited)
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2007	2006 Restated	2006 Original	2007	2006 Restated	2006 Original
Revenues
Functional food premix	$657,646	$290,979	$290,979	$2,391,030	$849,240	$849,240
Rental income	15,735	6,649	6,649	47,724	6,649	6,649
	673,381	297,628	297,628	2,438,754	855,889	855,889

Costs and Expenses
Functional food premix	563,882	231,865	231,865	2,116,966	663,161	663,161
Italian Crème costs	-	-	-	-	11,276	11,276
Legal	36,965	23,332	23,332	96,956	45,542	45,542
Consulting fees	41,193	48,198	36,874	132,126	115,905	81,933
Depreciation and amortization	62,336	63,567	1,333	186,996	189,588	2,810
Administrative expenses	107,705	31,584	31,558	237,988	116,920	116,920
	812,081	398,546	324,962	2,771,032	1,142,392	921,642
Income (Loss) from operations	(138,700)	(100,918)	(27,334)	(332,278)	(286,503)	(65,753)

Other income and expenses
Interest income	-	-	-	7	-	-
Gain/(Loss) on disposal of marketable securities	-	-	-	7,127	-	-
(Tax Paid)/Refunded	1,496	-	-	(717)	-	-
Interest expense	(23,570)	(21,818)	(21,818)	(67,499)	(65,834)	(65,834)
	(22,074)	(21,818)	(21,818)	(61,082)	(65,834)	(65,834)

Provision for income taxes	-	-	-	-	-	-

Net Income (Loss)	$(160,774)	$(122,736)	$(49,152)	$(393,360)	$(352,337)	$(131,587)

Net Income (Loss) per Common Share	$(0.01)	$(0.00)	$(0.00)	$(0.02)	$(0.02)	$(0.01)

Weighted Average Number of Common Shares Used in Calculation	17,154,406	17,154,406	17,154,406	17,154,406	17,175,386	17,175,386

Other comprehensive income
Net Gain (loss)	$(160,774)	$(122,736)	$(49,152)	$(393,360)	$(352,337)	$(131,587)
Foreign currency translation adjustment	(16,013)	8,891	8,891	(32,495)	332	332
Total comprehensive (loss)	$(176,787)	$(113,845)	$(40,261)	$(425,855)	$(352,005)	$(131,255)

The accompanying notes are an integral part of these consolidated financial statements.

FACT CORPORATION Unaudited Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended September 30,
	2007	2006 Restated	2006 Original
Cash From Operating Activities:
Net (loss)	$(393,360)	$(352,337)	$(131,587)
Reconciling adjustments
Depreciation, depletion and amortization	186,996	189,588	2,810
(Gain) loss on sale of securities	(7,127)	-	-
Changes in operating assets and liabilities
Accounts receivable	291,005	331,683	331,683
Tax Deposit	-	248,888	248,888
Inventory	6,550	28,593	28,593
Accounts payable and accrued expenses	(155,354)	(11,453)	(11,453)
Net Cash Flows From (Used By) Operating Activities	(71,290)	434,962	468,934

Cash From Investing Activities:
Acquisition of property and equipment	-	(1,437)	(1,437)
Proceeds from sale of securities	23,478	-	-
Net Cash Flows From (Used By) Investing Activities	23,478	(1,437)	(1,437)

Cash From Financing Activities:
Loan proceeds	68,205	-	-
Proceeds (Repayment) of related party loans	(69,302)	(249,304)	(249,304)
Acquisition cost payable	(57,646)	(27,576)	(61,548)
Net Cash Flows From (Used By) Financing Activities	(58,743)	(276,880)	(310,852)

Foreign currency translation adjustment	(32,678)	(332)	(332)

Net change in cash and cash equivalents	$(139,233)	$156,313	$156,313
Cash at beginning of period	212,571	159,839	159,839
Cash at end of period	$73,338	$316,152	$316,152

Supplemental disclosure of cash flow information:
Interest paid	$(26,347)	$-	$-
Income taxes paid	$(717)	$-	$-

FACT CORPORATION

Notes to the Consolidated Financial Statements for the nine months ended September 30, 2007

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

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2007, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Note 2 – Recently Issued Accounting Pronouncements

In September, 2006, the FASB issued SFAS No. 157, FAIR VALUE EASUREMENTS. The statement defines fair value, determines appropriate measurement methods, and expands disclosure requirements about those measurements. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, including an amendment of FASB Statement No. 115. This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of our fiscal year which begins January 1, 2008.

 None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

Note 3 – Reclassifications

For the nine month period ended September 30, 2006

Certain reclassifications have been made to the Consolidated Statements of Operations and Consolidated Statements of Cash Flow for the nine months ended September 30, 2006, to conform to the Company’s current financial statement format.

Additionally, as reported in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006, the Company restated certain figures included in prior fiscal periods which are

FACT CORPORATION

Notes to the Consolidated Financial Statements for the nine months ended September 30, 2007

(Unaudited – prepared by Management)

Note 3 – Reclassifications (continued)

impacted retroactively.  The figures reported for the nine month period ended September 30, 2006, have been restated to include the following adjustments:

Restatement of compensation payments previously included in Intellectual Property

The Company has reallocated certain additional compensation payments required during fiscal years 2004, 2005 and 2006, to retained earnings over each of the respective fiscal years. During the nine month period ended September 30, 2006, an amount of $33,972 has been expensed as consulting fees with respect to this restatement.

Amortization of Intellectual Property

The Company has restated its financial statements to include the amortization of the Company’s intellectual property commencing the close of fiscal year 2003.  The restated book value of the Company’s intellectual property has been retroactively amortized on a ten (10) year straight line basis.  As a result the figures reported for the nine month period ended September 30, 2006, include an amortization expense of $186,778 with respect to the amortization of the intellectual property over the nine month period.

Results for the nine months ended September 30, 2006 include adjustments with respect to the above noted disclosure in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

For the fiscal year ended December 31, 2006

The balance sheet figures reported for the fiscal year ended December 31, 2006 have been restated as at the date of this report to reflect a further adjustment to the valuation of the award benefit received by holders of 2,000,000 Class C shares.  As at the fiscal year ended December 31, 2006, the Company had previously restated its financial statements to include $288,000 as a stock award benefit expensed in the fiscal year ended December 31, 2003 with respect to this transaction.  The benefit arose as a result of a reverse split on a 4 for 1 basis effective August 31, 2003 impacting the Company’s Class A common stock, which was not impacted to holders of the Company’s Class C common stock.  The award was calculated by conducting an analysis of the value of the Company’s Class C common stock converted on the basis of 6 shares of Class A common stock for each 1 share of Class C common stock, immediately before and after the reverse split became effective.  The resulting benefit was then impaired at a rate of 80% to reflect the illiquidity in the trading of the Company’s Class A common shares.  In the current report, the Company has revised its balance sheet as at December 31, 2006 to reflect a revised valuation calculated in accordance with GAAP. We have amended the date of the impact of the conversion provision to the date the Class C shares were actually converted to Class A shares, February 2, 2004, as opposed to the date of the reverse split as previously reported. Further, the Company has recalculated the valuation of the conversion benefit as of the conversion date using the quoted market price of the Company’s Class A common shares as of that date and has reversed the “illiquidity” adjustment noted above so that the revised calculation reflects no impairment to the value of the benefit at the time of conversion as a result of an illiquid market.  As a result the Company has restated the financial statements to include an additional $14,112,000 as a stock award benefit expensed in the fiscal year ended December 31, 2003.  The Company amended the conversion provisions of the Class C

FACT CORPORATION

Notes to the Consolidated Financial Statements for the nine months ended September 30, 2007

(Unaudited – prepared by Management)

Note 3 – Reclassifications (continued)

common stock at the time of conversion to allow the Class C holders to continue to maintain effective control of the Company in consideration for their agreement to settle certain ongoing litigation, as well as the forgiveness of certain liabilities and obligations of the Company outstanding at the time of the conversion.

Results for the fiscal year ended December 31, 2006 include an adjustment to Stockholders’ Equity on the Consolidated Balance Sheets with respect to the above noted disclosure.

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

Results of Operations

Comparison of nine month periods ended September 30, 2007 and 2006

For the nine month periods ended September 30, the Company incurred operating losses of $332,278 (2007) as compared to $286,503 (restated 2006). Fiscal 2007 results include an increase in revenues generated from the sale of functional food premix from $849,240 (2006) to $2,391,030 (2007) as a result of the addition of new customer accounts as well as increased sales to the Company’s key customer.  The Company recorded $6,649 in rental income over the 2006 comparative period as compared to $47,724 during the nine months ended September 30, 2007.  The increase to rental income is a direct consequence of a new office lease agreement entered into by the Company’s subsidiary, Wall Street Real Estate Ltd. during fiscal 2006 which includes a subtenant for a portion of the premises generating monthly rental income.  Costs of goods sold relating to functional premix sales increased from $663,161 (2006) to $2,116,966 reflecting a decline in average net profit from product sales from 22% (2006) to 11% (2007).  This decline can be attributed to the need to offer increasingly competitive pricing to certain of the Company’s customers, thereby reducing the Company’s gross margin, but achieving additional sales volumes and gross revenues.   The costs of goods sold associated with the whipped topping products totalling $11,276 (2006) had no comparative entry over the nine month period in fiscal 2007 as a result of the discontinuation of the product line at the close of fiscal 2005.  The 2006 costs associated with the whipped topping relate to disposal of inventory.   Legal fees increased from $45,542 (2006) to $96,956 (2007), as the Company continued to pursue its causes of action in suits filed against certain defendants during fiscal 2006, and defending a suit brought against the Company at the close of fiscal 2006.  Consulting fees increased slightly during the most recently completed nine month period ended September 30, 2007 to $132,126 as compared to $115,905 (restated 2006) as the Company continued to investigate new sales opportunities.  Administrative expenses associated with operations increased greatly from $116,920 (2006) to $237,988 (2007) due to certain investor relations fees incurred during the period, increased marketing and promotional activities and substantially increased travel and associated expenses to assist in expanding the Company’s customer base. The Company also incurred additional fees for accounting and support services during the most recently completed nine month period.

Depreciation and amortization costs declined slightly from $189,588 (restated 2006) to $186,996 as certain assets reached their useful life expectancies.

Interest expenses remained relatively constant totalling $67,499 for the nine months ended September 30, 2007 compared to $65,834 during the comparative period in fiscal 2006.

The Company recorded a gain on the sale of marketable securities during the current period totalling $7,127 with no similar entry in the comparative period.

Results for the two completed nine month periods reflect a net loss of $393,3C60 (2007) as compared to $352,337 (restated 2006).

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of September 30, 2007, the Company had negative working capital of $1,688,093 and negative Stockholders' Equity of $2,128,982 compared with negative working capital of $1,484,649 and negative Stockholders' Equity of $1,703,126 as of December 31, 2006. The Company’s negative working capital has increased as a result of the reduction of certain current liabilities, reducing the Company’s available cash, and a reduction to certain accounts receivable since the close of the prior fiscal year.  The Stockholders’ Equity has decreased as a result of income insufficient to meet operational needs.

Liquidity

The Company anticipates it may require up to $300,000 over the next twelve months to fully implement its short term business plan, which includes significant marketing efforts, the continued development and refinement of functional bakery premixes, formulations and products, concepts for development of new product opportunities, manufacturing and distribution of a line of our own master brand food products for specialty channels, expanded management resources and support staff, and other day to day operational activities.  The Company may require additional funds over the next three years to assist in realizing its goals should it not achieve anticipated bench marks over the 2008, 2009 and 2010 fiscal years.  The amount and timing of additional funds required can not be definitively stated as at the date of this report and will be dependent on a variety of factors.   As of the filing of this report, the Company has been successful in raising funds required to meet our existing revenue shortfall for the funding of our operations. Funds have been raised through private loans, equity financing and conventional bank debt, as well as through the sale of certain active and passive investments. The Company anticipates revenues generated from its functional food business will greatly reduce the requirement for additional funding; however, we can not be certain the Company will be successful in achieving revenues from those operations. Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Sources of Working Capital

During 2007 the Company's primary sources of working capital have come from revenues generated from our functional foods business, rental income from subtenants, and:

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

Subsequent to the quarter, on October 18, 2007, the Company successfully settled certain outstanding litigation between the Company’s subsidiaries, Food and Culinary Technology Group Inc. & FACT Products Inc. and CO.DA.P Cola Dairy Products SPA by the payment of $40,000 in full and final settlement of the outstanding claims.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on July 31, 2007, at which the following items were voted upon:

a)

The following directors were elected to the board of directors to hold such position until the next annual meeting of the shareholders or until their successor is duly elected and qualified:

Voting Results	For	Against	Abstain
Jacqueline Danforth	9,935,098	0	0
W. Scott Lawler	9,935,098	0	0
Brian Raines	9,935,098	0	0
Paul Litwack	9,935,098	0	0

a)

The shareholders fixed the number of directors for the ensuing year be fixed at four and that the board of directors be granted the authority to fill any remaining board positions after the election of directors at the Annual Meeting.

Voting Results	For	Against	Abstain
To fix the number of directors at 4 and to authorize the Board of Directors to fill any vacancies.	9,935,098	0	0

b)

The shareholders ratified the appointment of Child, Van Wagoner & Bradshaw, PLLC as the Company’s auditors, who have been our auditors since 2007.

Voting Results	For	Against	Abstain
To appoint Child, Van Wagoner &Bradshaw, PLLC as the Company’s auditors	9,935,098	0	0

c)

There were no abstentions or broker non-votes on any matters put before the Annual Meeting.

ITEM 5.

OTHER INFORMATION

Subsequent to the quarter ended September 30, 2007 Mr. W. Scott Lawler, Esq. resigned from the Company’s board of directors due to increasing professional commitments.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of November, 2007.

FACT CORPORATION

By:/s/ Jacqueline R. Danforth

Name: Jacqueline R. Danforth
Title: President, Principal Executive, Financial and Accounting Officer
Date: November 19, 2007