Form 10KSB/A
period 2006-12-31
FACT CORP
filed 2008-02-13
CIK 707674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Amendment No. 1

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

Transitional Small Business Disclosure Format (Check one): _________Yes

__________No

Note to Reader – Reason for Amendment

On or about June 24, 2005, management of FACT Corporation (the “Registrant”) received a comment letter from the Securities and Exchange Commission in regard to certain clarifications that the Securities and Exchange Commission requested we provide with respect to disclosures contained our Form 10-KSB filing for the fiscal year ended December 31, 2004.  Additionally the Securities and Exchange Commission requested an explanation of the accounting treatment applied to certain acquisitions and divestitures which occurred in prior fiscal years.   In a series of correspondence letters between the Company and the Securities and Exchange Commission over the period from June 2005 to October 2006, Management undertook an analysis of the Registrant’s disclosure and accounting treatments, and the suggested revisions provided by the Securities and Exchange Commission.  As a result on April 16, 2007, the Company filed its Form 10-KSB for the fiscal year ended December 31, 2006, with certain current period adjustments, and also restated certain figures for the prior fiscal year ended December 31, 2005.  Further, the document as filed included as Note 2, a detailed note to the financial statements explaining the impact of those items which had been revised in prior periods, and the underlying reason(s) for same.

On July 24, 2007 and September 27, 2007 respectively, Management of the Registrant received further comment letters from the Securities and Exchange Commission in regard to the amended disclosures and restated figures provided in our Form 10-KSB for the fiscal year ended December 31, 2006.  In these letters, the Securities and Exchange Commission requested further clarification of the treatment of certain restated figures and suggested further amendments to the presentation of the restatements and other areas of the Form 10-KSB as filed.

As a result of these requests, Management has revised and augmented both the presentation and the narrative discussion of the prior year restatements, and has revised the valuation of  a certain transaction whereby certain Class C shares were converted to shares of Class A common stock. We have also considered and revised where necessary the note disclosure and the impact of these items to our Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders’ Equity.

In connection with the changes described above, the Registrant is hereby re-filing the Financial Statements  and the Notes to the Financial Statements, in this Amendment No. 1 to its annual report on Form 10-KSB for the fiscal year ended December 31, 2006.  The document as filed no longer contains the Report of Independent Registered Public Accounting Firm as the restatements presented have not been audited by the Company’s current independent registered public account firm.   The Company does not intend to complete a re-audit of the comparative figures presented in this report for the fiscal year ended December 31, 2005, as the impact of the restatements does not alter the originally audited the Statement of Operations for the 2005 fiscal year presented, but rather is limited to the retained earnings presented on the Balance Sheet and Statement of Stockholders’ Equity.  The Company plans to file its Form 10-KSB for the fiscal year ended December 31, 2007 including audited comparative figures for the fiscal year ended December 31, 2006, with the  note disclosure on the restatements to prior periods included in this report, when filed.

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

Results of Operations

Comparison of 2006 and 2005

For the years ended December 31, 2006, and 2005 the Company incurred operating losses of $840,533 and $923,995 respectively. Fiscal 2005 operations have been restated in the current year, to include a loss from continuing operations of $1,364,347, and income from discontinued operations of $440,350 in order to reflect the Company’s divestiture of the leasing segment of operations during fiscal 2005. Fiscal 2006 operations include a substantial increase in revenues from $713,655 (2005) to $1,803,579 (2006). This increase in revenues can be attributed directly to increased sales of bake mix products from the Company’s primary operations in the food industry during 2006.  Associated costs of goods sold relating to functional premix sales increased from $635,732 (2005) to $1,524,556 (2006).   The Company’s gross margin on the sale of functional bake mixes increased over the respective periods from 10.3% (2005) to 14.5% (2006) as a result of the addition of a new product segment which during the introductory phase provided an increased profit margin on related product sales. The costs of goods sold associated with the whipped topping products which were discontinued in early 2005 decreased over the comparative years from $ $154,170 (2005) to $11,276 (2006). Fiscal 2006 whipped topping costs were related to disposal fees for remaining inventory.   Legal fees increased substantially from $Nil (2005) to $79,652 (2006) as a direct result of the Company’s involvement in certain legal matters more particularly described in Item 3 above. Consulting fees and services settled by the issuance of shares decreased from a combined total of $387,023 (2005) to $230,479 as a direct result of the Company’s cessation of investor relations and public relations activities during fiscal 2006.  Associated administrative expenses also decreased from $309,040 (2005) to $226,860 as the Company worked during fiscal 2006 to further streamline its operations.  Depreciation and amortization expenses remained relatively constant during the comparative fiscal years at $252,440 (2006) and $256,933 (2005) as the Company recorded recurring expenses related to the amortization of its intellectual property and fixed assets in the normal course.

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

Net losses for the two completed fiscal years were $840,533 (2006) and $923,995 (2005) respectively,

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of December 31, 2006, the Company had negative working capital of $1,146,388 and negative Stockholders' Equity of $1,703,126 compared with negative working capital of $456,099 and negative Stockholders' Equity of

$860,570 as of December 31, 2005. The Company’s negative working capital has increased as a result of the reduction to accounts receivable and the increase to both accounts payable and current loans payable over the current fiscal year.

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

ITEM 7.      FINANCIAL STATEMENTS

FACT CORPORATION

FINANCIAL STATEMENTS

AS AT THE FISCAL YEARS ENDED DECEMBER 31, 2006 and 2005

AMENDED AND RESTATED

INDEX TO FINANCIAL STATEMENTS

FACT CORPORATION

FINANCIAL STATEMENTS

AMENDED AND RESTATED

Page

Financial Statements:

Consolidated Balance Sheets	F-3 to F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Cash Flows	F-6 to F-7

Consolidated Statement of Stockholders’ Equity	F-8

Notes to Financial Statements	F-9 to F-33

FACT CORPORATION Consolidated Balance Sheets
	December 31,
	2006 (Restated)	2005 (Restated)

Current Assets
Cash	212,571	159,839
Inventory	72,564	50,188
Accounts receivable (Note 4)	486,060	767,336
Account receivable – Capital Reserve Canada Ltd.	-	-
Prepaid expenses and deposits	-	-
Total Current Assets	771,195	977,362

Investment in Capital Reserve Canada Ltd. (Note 17)	19,272	250,000
Investment in Australian Oil and Gas (Note 7)	-	21,770

Property and Equipment
Intellectual property (Note 3)	1,497,024	1,746,062
Real Property (net of accumulated depreciation of $188 in 2006) (Note 5)	1,190	-
Office equipment and computers (net of accumulated depreciation of $31,684 for 2006 and $28,471 in 2005)	-	3,213
Total Property and Equipment	1,498,214	1,749,275

Total Assets	2,288,681	2,998,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	770,948	587,065
Accounts payable (related parties)	510,262	316,165
Loans payable (related parties) (Note 8)	499,478	471,081
Loan payable (Note 9)	60,000	-
Current portion of long-term debt and acquisition cost	76,895	59,150
Total Current Liabilities	1,917,583	1,433,461

Long Term Liabilities
Loan payable (related party) (Note 8)	338,261	613,666
Acquisition cost payable (Note 3)	1,735,964	1,811,848
Total Long-Term Liabilities	2,074,225	2,425,514

Total Liabilities	3,991,808	3,858,975
Commitments and contingencies

FACT CORPORATION Consolidated Balance Sheets
	December 31,
	2006 (Restated)	2005 (Restated)

Stockholders' Equity
Class A Common Stock - authorized 100,000,000 shares of no par value; 17,274,406 issued and outstanding as at December 31, 2006 and December 31, 2005 (Note 9)	23,103,924	23,083,469
Class A Common stock warrants	-	20,455
Accumulated deficit	(24,917,170)	(24,076,637)
Accumulated other comprehensive (loss)	110,120	112,143
Total Stockholders' Equity	(1,703,126)	(860,570)
Total Liabilities and Stockholders' Equity	2,288,681	2,998,407

FACT CORPORATION Consolidated Statements of Operations
	December 31,
	2006 (Restated)	2005 (Restated)
Revenues
Functional food premix	1,783,554	708,947
Italian Crème sales	-	4,326
Consulting income	-	382
Rental income	20,025	-
	1,803,579	713,655
Costs and Expenses
Functional food premix	1,524,556	635,732
Italian Crème costs	11,276	154,170
Legal	79,652	-
Consulting fees	230,479	160,163
Consulting fees/services settled by the issue of shares	-	241,200
Depreciation and amortization	252,440	256,933
Other Administrative expenses	226,860	309,094
Write down accounts receivable	-	34,948
Write down investment in Capital Reserve Canada Limited	221,628	266,944
Equity loss in Texas T Petroleum Ltd	-	112,510
	2,546,891	2,171,694
(Loss) from operations	(743,312)	(1,458,039)

Other income and expenses
Interest income	-	264,300
Interest expense	(87,195)	(163,191)
Loss on disposal of marketable securities	(10,027)	(7,417)
	(97,221)	93,692
Provision for income taxes		-
Loss before discontinued operations	(840,533)	(1,364,347)
Discontinued operations		440,350
Net (Loss)	(840,533)	(923,995)

Net (Loss) per Common Share, basic and diluted
Continuing operations	(0.05)	(0.08)
Discontinued operations	-	0.03
Net (Loss)	(0.05)	(0.05)

Weighted Average Number of Common Shares Used in Calculation	17,170,545	17,039,444
Other comprehensive income
Net loss	(840,533)	(923,995)
Foreign currency translation adjustment	2,023	60,618
Unrealized profit (loss) on marketable securities	-	8,258
Total other comprehensive income	(838,510)	(855,119)

FACT CORPORATION Consolidated Statements of Cash Flows
	December 31,
	2006 (Restated)	2005 (Restated)

Cash From Operating Activities:
Net (loss)	(840,533)	(1,364,347)
Reconciling adjustments
Depreciation, depletion and amortization	252,434	264,514
Equity in Texas T Petroleum Ltd	-	(50,648)
Issuance of shares for settlement of services	-	241,200
Write down investment in Capital Reserve Canada	221,628	266,944
Write down uncollectible account	-	34,948
Write down investment in Texas T Petroleum Ltd.	-	112,510
Loss on sale of securities	10,027	7,417
Changes in operating assets and liabilities
Accounts receivable	281,276	(589,367)
Prepaid expenses and deposits	-	39,082
Inventory	(22,376)	264,269
Accounts payable and accrued expenses	378,988	18,111
Net Cash Flows From Operating Activities	281,444	(755,365)

Cash From Investing Activities:
Acquisition of property and equipment	(1,373)	(4,749)
Proceeds from sale of securities	20,843	11,069
Net Cash Flows From Investing Activities	19,470	6,320

Cash From Financing Activities:
Loan proceeds	60,000	-
Proceeds (Repayment) of related party loans	(247,009)	(55,103)
Acquisition cost payable	(59,150)	(42,954)
Capital contribution by an officer	-	22,368
Net Cash Flows From Financing Activities	(246,159)	(75,689)

Cash Flows From Discontinued Operations:
Proceeds from sale of property	-	1,031,570
Cash flows from operations	-	(132,594)
Net Cash Flows From Discontinued Operations	-	898,976

Foreign currency translation adjustment	(2,023)	40,693

FACT CORPORATION Consolidated Statements of Cash Flows
	December 31,
	2006 (Restated)	2005 (Restated)

Net change in cash and cash equivalents	$52,732	$114,935
Cash at beginning of period	159,839	44,904
Cash at end of period	$212,571	$159,839

Supplemental disclosure of cash flow information:
Interest paid	$34,636	$239,635
Income taxes paid	-	-

Non-cash investing and financing transactions:
Acquisition of shares of Capital Reserve Canada Limited	$-	$(250,000)
Recovery on disposition of Capital Canada (net of impairment of $325,000 (2004))	$-	$325,000
Recovery of value of shares of FACT Corporation previously eliminated due to cross ownership by Texas T Petroleum Ltd.	$-	$8,278
Return to treasury of common shares	$-	$(10,910)

FACT CORPORATION Consolidated Statements of Shareholders’ Equity (Restated)
	Class A Common Stock		Class C Common Stock		Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2004	16,816,180	22,470,004	—	—	440,811	47,985	(23,152,642)	43,267	(591,386)
Stock issuances related to services	480,000	241,200	—	—	—	—	—	—	241,200
Capital Contribution by Officer	—	22,368	—	—	—	—	—	—	22,368
Re-addition of shares of FACT Corporation held by Texas T Petroleum Ltd. upon divestiture of interest in Texas T Petroleum Ltd.	20,187	8,278	—	—	—	—	—	—	8,278
Reverse impairment due to distribution of CRCL shares	—	325,000	—	—	—	—	—	—	325,000
Foreign currency translation adjustment	—	—	—	—	—	—	—	60,618	60,618
Unrealized gain on marketable securities	—	—	—	—	—	—	—	8,258	8,258
Return of shares for cancellation	(41,961)	(10,910)	—	—	—	—	—	—	(10,910)
Cancellation/expiry of warrants	—	27,530	—	—	(275,625)	(27,530)	—	—	—
Net loss for the period ended December 31, 2005	—	—	—	—	—	—	(923,995)	—	(923,995)
Balance at December 31, 2005	17,274,406	23,083,469	—	—	165,186	20,455	(24,076,637)	112,143	860,570
Cancellation/expiry of warrants	—	20,455	—	—	(165,186)	(20,455)	—	—	—
Net loss for the period ended December 31, 2005	—	—	—	—	—	—	(840,533)	—	(840,533)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,023)	(2,023)
Balance at December 31, 2006	17,274,406	23,103,924	—	—	—	—	(24,917,170)	110,120	(1,703,126)

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

(Restated)

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

(Restated)

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

(Restated)

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

(Restated)

Note 2 – Restatement of Financial Statements

As at the fiscal year ended December 31, 2006 the Company restated certain figures included in prior fiscal periods as detailed below.  A tabular representation of the impact of these adjustments to the Balance Sheets, Statements of Operations, Statements of Stockholders’ Equity and Statements of Cash Flows for the fiscal years ended December 31, 2004, 2005 and 2006 is included at the end of this Note, followed by additional tabular disclosure detailing the impact of adjustments and the restatements on the respective fiscal quarters of 2004, 2005 and 2006 as well as the impact of certain discontinued operations on each quarterly period for fiscal 2005 and 2004 :

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

Award benefit received by holders of 2,000,000 Class C shares (Note 3)

The Company has restated its financial statements to include $14,400,000 as a stock award benefit expensed in the fiscal year ended December 31, 2004.  The benefit arose as a result of the conversion of 2,000,000 shares of Class C common stock to 12,000,000 shares of Class A common stock on February 2, 2004, and was calculated by conducting an analysis of the value of the Company’s Class C common stock converted on the basis of 6 shares of Class A common stock for each 1 share of Class C common stock, immediately before and after conversion  based on the quoted price of the Company’s common stock as of that date.  At the time of the conversation, the Board of Directors of the Company amended the conversion provisions in order to maintain the originally contemplated number of Class A common shares (12,000,000) to be received by the Class C holders.  As a result, the effect of a reverse split on a 4 for 1 basis effective August 31, 2003 applied to the Company’s Class A common stock, did not impact holders of the Company’s Class C common stock.  The Board of directors determined to amend the conversion provisions of the Class C shares at the time of conversion pursuant to the settlement of certain ongoing  litigation, the forgiveness of certain liabilities and obligations of the Company in respect to the aforementioned settlement agreed to by the Class C shareholders, and in order to allow the Class C shareholders to continue to maintain effective control in consideration for their agreement to the terms of settlement.

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

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

(Restated)

Note 2 – Restatement of Financial Statements (cont’d)

Consolidated Balance Sheets December 31, 2004, 2005 and 2006

	Restated December 31, 2006	Original December 31, 2006 (1)	Restated December 31, 2005	Original December 31, 2005 (2)	Restated December 31, 2004	Original December 31, 2004
Current Assets
Cash	$212,571	$212,571	$159,839	$159,839	$44,904	$44,904
Inventory	72,564	72,564	50,188	50,188	314,457	314,457
Accounts receivable	486,060	486,060	767,336	767,336	79,233	79,233
Account receivable – Capital Reserve Canada Ltd.	-	-	-	-	325,559	325,559
Prepaid expenses and deposits	-	-	-	-	39,082	39,082
Total Current Assets	771,195	771,195	977,362	977,362	803,235	803,235

Investment in Texas T Companies					72,070	72,070
Investment in Capital Reserve Canada Ltd.	19,272	19,272	250,000	250,000	68	68
Investment in Australian Oil and Gas	-	-	21,770	21,770	7,265	7,265

Property and Equipment
Intellectual property	1,497,024	1,497,024	1,746,062	2,770,678	1,995,099	2,770,678
Real Property (Net of accumulated depreciation)	1,190	1,190	-	-	2,754,876	2,754,876
Office equipment and computers (Net of accumulated depreciation)	-	-	3,213	3,213	11,172	11,172
Total Property and Equipment	1,498,214	1,498,214	1,749,275	2,773,891	4,761,147	5,536,726

Total Assets	$2,288,681	$2,288,681	$2,998,407	$4,023,024	$5,643,785	$6,419,364

Current Liabilities
Accounts payable and accrued expenses	$770,948	$770,948	$587,065	$587,065	$621,220	$621,220
Accounts payable (related parties)	510,262	510,262	316,165	316,165	244,300	244,300
Loans payable (related parties)	499,478	837,739	471,082	1,084,748	1,139,851	1,139,851
Loan payable	60,000	60,000	-	-	2,296,250	2,296,250
Current portion of long-term debt and acquisition cost	76,895	76,895	59,150	154,639	112,500	112,500
Total Current Liabilities	1,917,583	2,255,844	1,433,462	2,142,618	4,414,121	4,414,121

Long Term Liabilities
Loan Payable (related Party)	338,261	-	613,666	-	-	-
Acquisition Cost payable	1,735,964	1,735,964	1,811,848	1,811,848	1,821,051	1,965,101
Total Liabilities	3,991,807	3,991,807	3,858,977	3,954,466	6,235,172	6,379,222

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

(Restated)

Note 2 – Restatement of Financial Statements (cont’d)

Consolidated Balance Sheets December 31, 2004, 2005 and 2006

	Restated December 31, 2006	Original December 31, 2006(1)	Restated December 31, 2005	Original December 31, 2005 (2)	Restated December 31, 2004	Original December 31, 2004

Stockholders’ Equity
Class A Common Stock – authorized 100,000,000 shares of no par value: 17,274,406 at December 31,2006 and 2005 and 16,836,367 at December 31,2004	23,103,924	8,991,924	23,083,469	8,733,095	22,470,004	8,119,630
Class A Common stock warrants	-	-	20,455	20,455	47,985	47,985
Accumulated deficit	(24,917,170)	(10,805,170)	(24,076,637)	(8,797,135)	(23,152,642)	(8,170,739)
Accumulated other comprehensive (loss)	110,120	110,120	112,143	112,143	43,266	43,266
Total Stockholders’ Equity	(1,703,126)	(1,703,126)	(860,570)	68,558	(591,387)	40,142
Total Liabilities and Stockholders’’ Equity	$2,288,681	$2,288,681	$2,998,407	$4,023,024	$5,643,785	$6,419,364

Notes:

(1)

The figures provided above as the original December 31, 2006 figures correspond to the Consolidated Balance Sheet figures filed in our Form 10-KSB as at April 16, 2007 and include certain restatements and adjustments from prior periods disclosed in the filing as at that date under Note 2.  The schedules set out below under the heading Consolidated Statements of Stockholders’ Equity (Deficit) - December 2004, 2005 and 2006 under the column heading “Accumulated Deficit – Original” and “Class A common stock – Original Amount” will not confirm to the balance sheet figures presented above as they do not incorporate any of the restatements or adjustments impacted in our April 16, 2007 filing.

(2)

 The figures provided as the original December 31, 2005 figures correspond to the figures filed in our Form 10-KSB filing as at April17, 2006 and do not include any of the restatements or adjustments presented at a later date.  At the time of the Company’s filing of its fiscal 2006 Form 10-KSB an amended and restated set of financial statements for the period ended December 31, 2005 was filed which will include certain, but not all, of the adjustments provided in this report.

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

(Restated)

Note 2 – Restatement of Financial Statements (cont’d)

Consolidated Statements of Operations

December 31, 2004, 2005 and 2006

	Restated December 31, 2006	Original December 31, 2006	Restated December 31, 2005	Original December 31, 2005	Restated December 31, 2004	Original December 31, 2004
Revenues
Functional food premix	$1,783,554	$1,783,554	$708,947	$708,947	$918,690	$918,690
Italian Crème sales	-	-	4,326	4,326	274,206	274,206
Consulting income	-	-	382	382	11,700	11,700
Rental income	20,025	20,025	-	86,673	213,011	213,011
	1,803,579	1,803,579	713,655	800,329	1,417,607	1,417,607

Costs and Expenses
Functional food premix	1,524,556	1,524,556	635,732	635,732	507,132	507,132
Italian Crème costs	11,276	11,276	154,170	154,170	224,854	224,854
Impairment of inventory	-	-	-	-	134,176	134,176
Legal	79,652	79,652	-	10,138	70,888	70,888
Consulting fees	230,479	230,479	160,163	145,823	292,134	228,684
Consulting fees/services settled by the issue of shares	-	-	241,200	241,200	56,400	56,400
Depreciation and amortization	252,440	252,440	256,933	15,476	342,719	93,682
Other Administrative expenses	226,860	226,860	309,094	399,977	315,052	315,052
Stock benefit	-	-	-	-	14,400,000
Write down accounts receivable	-	-	34,948	34,948	-	-
Write down investment in Capital Reserve Canada Limited	-	-	266,944	266,944	-	-
Write down of bad debt	-	-	-	-	9,082	3,500
Equity in loss of Texas T Petroleum Ltd.	-	-	112,510	112,510	48,562	48,562
	2,546,891	2,546,891	2,171,694	2,016,917	16,400,999	1,682,930

(Loss) from Operations	$(743,312)	$(743,312)	$(1,458,039)	$(1,216,588)	$(14,983,392)	$(265,323)

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

(Restated)

Note 2 – Restatement of Financial Statements (cont’d)

Consolidated Statements of Operations

December 31, 2004, 2005 and 2006

	Restated December 31, 2006	Original December 31, 2006	Restated December 31, 2005	Original December 31, 2005	Restated December 31, 2004	Original December 31, 2004

Other income and expenses
Other income	-	-	-	-	35	35
Interest income	-	-	264,300	264,300	65,269	65,269
Interest expense	(87,195)	(87,195)	(163,191)	(239,635)	(395,631)	(395,631)
Loss on disposal of marketable securities	(10,027)	(10,027)	(7,417)	(7,417)	-	-
Gain on disposal of assets	-	-	-	572,944	347	347
	(97,221)	(97,221)	93,692	590,192	(329,980)	(329,980)
Provision for income taxes			-	-	-	-
Loss before discontinued operations	(840,533)	(840,533)	(1,364,347)	(626,397)	(15,313,372)	(595,303)
Discontinued operations	-	-	440,350	-	5,582	-
Net (Loss)	$(840,533)	$(840,533)	$(923,995)	$(626,397)	$(15,307,790)	$(595,303)

Net (Loss) per Common Share, basic and diluted
Continuing operations	(0.05)	(0.05)	(0.08)	(0.04)	(1.04)	(0.04)
Discontinued operations	-	-	0.03	-	0.00	-
Net (Loss)	(0.05)	(0.05)	(0.05)	(0.04)	(1.04)	(0.04)

Weighted Average Number of Common Shares Used in Calculation	17,170,545	17,170,545	17,039,444	17,039,444	2,735,542	2,735,542

Net loss	(840,533)	(840,533)	(923,995)	(626,397)	(15,307,790)	(595,303)
Foreign currency translation adjustment	2,023	2,023	60,618	(76,615)	86,568	86,568
Unrealized profit (loss) on marketable securities	-	-	8,258	8,258	(15,096)	(15,096)
Total other comprehensive income	$(838,510)	$(838,510)	$(855,119)	$(694,754)	$(15,236,318)	$(523,831)

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

(Restated)

Note 2 – Restatement of Financial Statements (cont’d)

Consolidated Statements Stockholders’ Equity (Deficit)

December 31, 2004, 2005 and 2006

	Class A Common Stock				Class C Common Stock				Warrants				Accumulated Deficit		Accumulated Other Comprehensive Income (Loss)		Total Shareholders’ Equity
	Shares		Amount		Shares		Amount		Shares		Amount
	Restated	Original	Restated	Original	Restated	Original	Restated	Original	Restated	Original	Restated	Original	Restated	Original	Restated	Original	Restated	Original
Balance at December 31,2003	4,652,337	4,652,337	7,807,855	7,807,855	2,000,000	2,000,000	540,000	540,000	381,976	381,976	54,638	54,638	(8,464,722)	(8,195,307)	(60,396)	(60,396)	(122,625)	146,790
Stock issuances related to private placements	72,593	72,593	10,393	10,393						72,593		9,209					19,602	19,602
Capital Contribution by Officer			6,916	6,916													6,916	6,916
Elimination of shares of FACT Corporation held by Texas T Petroleum Ltd.			7,205	7,205													7,205	7,205
Foreign currency translation adjustment															86,568	86,568	86,568	86,568
Unrealized loss on marketable securities															(15,096)	(15,096)	(15,096)	(15,096)
Cancellation/expiry of warrants			15,861	15,861					(13,758)	(13,758)	(15,861)	(15,861)					-	-
Conversion of Class C shares to Class A common shares at ration of 6 for 1	12,000,000	12,000,000	14,890,374	540,000	(2,000,000)	(2,000,000)	(540,000)	(540,000)									14,350,374	-
Stock issuances related to services	91,250	91,250	56,400	56,400													56,400	56,400
Distribution of CCRL to shareholder (less impairment of recoverability)			(325,000)	(325,000)									619,870	619,870	32,191	32,191	327,061	327,061
Net loss for the period ended December 31,2004													(15,307,790)	(595,303)			(15,307,790)	(595,303)
Balance at December 31,2004	16,816,180	16,816,180	22,470,004	8,119,630	-	-	-	-	440,811	440,811	47,985	47,985	(23,152,642)	(8,170,739)	43,267	43,267	(591,387)	40,143
Stock issuances related to services	480,000	480,000	241,200	241,200													241,200	241,200
Capital Contribution by Officer			22,368	22,368													22,368	22,368

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

(Restated)

Note 2 – Restatement of Financial Statements (cont’d)

Consolidated Statements Stockholders’ Equity (Deficit)

December 31, 2004, 2005 and 2006

	Class A Common Stock				Class C Common Stock				Warrants				Accumulated Deficit		Accumulated Other Comprehensive Income (Loss)		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	Restated	Original	Restated	Original	Restated	Original	Restated	Original	Restated	Original	Restated	Original	Restated	Original	Restated	Original	Restated	Original

Re-addition of shares of FACT Corporation held by Texas T Petroleum Ltd. Upon divestiture of interest in Texas T Petroleum Ltd.	20,187	20,187	8,278	8,278													8,278	8,278
Reverse impairment due to distribution of CRCL shares			325,000	325,000													325,000	325,000
Foreign currency translation adjustment															60,618	60,618	60,618	60,618
Unrealized gain on marketable securities															8,258	8,258	8,258	8,258
Return of shares for cancellation	(41,961)	(41,961)	(10,910)	(10,910)													(10,910)	(10,910)
Cancellation/expiry of warrants			27,530	27,530					(275,625)	(275,625)	(27,530)	(27,530)						-
Net loss for the period ended December 31,2005													(923,995)	(626,397)			(923,995)	(626,397)
Balance at December 31,2005	17,274,406	17,274,406	23,083,469	8,733,095					165,186	165,186	20,455	20,455	(24,076,637)	(8,797,135)	112,143	112,143	(860,570)	68,558
Cancellation/expiry of warrants	-	-	20,455	20,455					(165,186)	(165,816)	(20,455)	(20,455)					-	-
Net loss for the period ended December 31,2006													(840,533)	(840,533)			(840,533)	(840,533)
Foreign currency translation adjustment															(2,023)	(2,023)	(2,023)	(2,023)
Balance at December 31,2006	17,274,406	17,274,406	23,103,924	8,753,550									(24,917,170)	(9,637,668)	110,120	110,120	(1,703,126)	(773,998)

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

(Restated)

Note 2 – Restatement of Financial Statements (cont’d)

Consolidated Statements of Cash Flows - December 31, 2004, 2005 and 2006

	Restated December 31, 2006	Original December 31, 2006	Restated December 31, 2005	Original December 31, 2005	Restated December 31, 2004	Original December 31, 2004
Cash flows from operating activities:
Net (loss)	$(840,533)	$(840,533)	$(1,364,347)	$(626,397)	$(15,307,790)	$(595,305)
Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities:
Depreciation, depletion and amortization	252,434	252,434	264,514	15,476	342,719	93,682
Stock benefits					14,400,000
Gain (loss) disposal of assets				(583,854)	-	-
Equity in Texas T Petroleum Ltd.			(50,648)	(50,648)	371	371
Adjustment to cash at beginning of period from disposition of Capital Reserve Canada Limited	-	-	-	-	3,920	3,920
Issuance of shares for settlement of services			241,200	241,200	56,400	56,400
Write down investment in Capital Reserve Canada limited.	221,628	221,628	266,944	266,944	-	-
Write down uncollectible account	-	-	34,948	34,948	9,082	3,500
Write down investment in Texas T Petroleum Ltd.	-	-	112,510	112,510
Loss on sale of securities	10,027	10,027	7,417	7,417	(339)	(339)
Changes in operating assets and liabilities
(Increase) Decrease in accounts receivable	281,276	281,276	(589,367)	(339,435)	36,575	36,575
(Increase) Decrease in prepaid expenses and deposits	-	-	39,082	39,082	(12,570)	(12,570)
(Increase) Decrease in inventory	(22,376)	(22,376)	264,269	264,269	(256,169)	(256,169)
Increase (Decrease) in accounts payable and accrued expenses	378,988	378,988	18,111	37,710	269,056	269,056
Total cash flows provided by (used in) operating activities	281,444	281,444	(755,365)	(580,779)	(458,745)	(400,877)

Cash flows from investing activities:
Acquisition of property and equipment	(1,373)	(1,373)	(4,749)	(4,749)	(16,400)	(16,400)
Proceeds from disposal of real property	-	-		3,327,820	-	-
Acquisition of shares in Capital Reserve Canada Ltd.	-	-		(249,932)	-	(68)
Disposition oil and gas assets net accretion	-	-	-		-	6,959
Proceeds from sale of securities	20,843	20,843	11,069	11,069	9,714	9,714
Total cash flows provided by (used in) investing activities	19,470	19,470	6,320	3,084,207	(6,686)	205

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

(Restated)

Note 2 – Restatement of Financial Statements (cont’d)

Consolidated Statements of Cash Flows - December 31, 2004, 2005 and 2006

	Restated December 31, 2006	Original December 31, 2006	Restated December 31, 2005	Original December 31, 2005	Restated December 31, 2004	Original December 31, 2004
Cash flows from financing activities:
Proceeds from Loan	60,000	60,000	-	-	427,599	427,599
Repayment of long-term debt	-	-	-	-	(48,709)	(48,709)
Reduction to loan payable	-	-	-	(2,296,250)	(433,627)	(433,627)
Proceeds (Repayment) of related party loans	(247,009)	(247,009)	(55,103)	(55,103)	479,730	479,730
Acquisition cost payable	(59,150)	(59,150)	(42,954)	(111,114)	(31,676)	(95,127)
Capital contribution by an officer	-	-	22,368	22,368	6,916	6,916
Proceeds from sale of common stock (net of offering costs)	-	-	-	-	19,600	19,600
Total cash flows provided by (used in) financing activities	(246,159)	(246,159)	(75,689)	(2,440,099)	419,833	356,382
Cash flows from discontinued operations:
Proceeds from sale of property	$-	$-	$1,031,570	$-	$-	$-
Cash flows from operations	-	-	(132,594)	-	1,309	-
Total cash flows provided by (used in) discontinued operations	-	-	898,976	-	1,309	-

Foreign currency translation adjustment	(2,023)	(2,023)	40,693	51,606	39,840	39,840

Net change in cash	52,732	52,732	114,935	114,935	(4,449)	(4,449)

Cash balance at beginning of period	159,839	159,839	44,904	44,904	49,353	49,353

Cash balance at end of period	212,571	212,571	159,839	159,839	44,904	44,904

Supplemental disclosure of cash flow information:
Interest paid	34,636	34,636	239,635	239,635	395,631	395,631
Income taxes paid

Non-cash investing and financing transactions:
Acquisition of shares of Capital Reserve Canada Limited	-	-	(250,000)	-	-	-
Recovery on disposition of Capital Canada (net of impairment of $325,000 (2004))	-	-	325,000	325,000	325,559	325,559
Recovery of value of shares of FACT Corporation previously eliminated due to cross ownership by Texas T Petroleum Ltd.	-	-	8,278	8,278	-	-
Return to treasury of common shares	-	-	(10,910)	(10,910)	-	-

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

(Restated)

Note 2 – Restatement of Financial Statements (cont’d)

Quarterly results for the years ended December 31, 2004, 2005 and 2006

Fiscal year ended December 31, 2004
	First quarter			Second quarter			Third quarter			Fourth quarter
	As Previously reported	Adjustment	As restated	As Previously reported	Adjustment	As restated	As Previously reported	Adjustment	As restated	As Previously reported	Adjustment	As restated

Depreciation and amortization:	$22,752	$62,259	$85,011	$44,987	$124,519	$169,506	$115,586	$186,778	$302,364	$93,682	$249,037	$342,719
Consulting fees	66,703	15,326	682,029	118,876	28,616	147,492	170,404	44,470	214,874	228,684	63,450	292,134
Stock benefit		14,400,000	14,400,000	-	14,400,000	14,400,400	-	14,400,000	14,400,400	-	14,400,000	14,400,000
Total Adjustment		14,477,585			14,553,135			14,631,248			14,712,487

Fiscal year ended December 31, 2005
	First quarter			Second quarter			Third quarter			Fourth quarter
	As Previously reported	Adjustment	As restated	As Previously reported	Adjustment	As restated	As Previously reported	Adjustment	As restated	As Previously reported	Adjustment	As restated

Depreciation and amortization:	$24,629	$62,259	$86,888	$38,234	$124,519	$162,753	$11,861	$186,778	$198,639	$15,476	$241,457	$256,933
Consulting fees	46,836	7,525	54,361	77,716	17,338	95,054	100,134	31,920	132,054	145,823	14,340	160,163
Total Adjustment		69,784			141,857			218,698			297,598

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

(Restated)

Note 2 – Restatement of Financial Statements (cont’d)

Quarterly results for the years ended December 31, 2004, 2005 and 2006

Fiscal year ended December 31, 2006
	First quarter			Second quarter			Third quarter			Fourth quarter
	As Previously reported	Adjustment	As restated	As Previously reported	Adjustment	As restated	As Previously reported	Adjustment	As restated	As Previously reported	Adjustment	As restated

Depreciation and amortization:	$1,604	$62,259	$63,863	$1,502	$124,519	$126,021	$21,810	$186,778	$208,588	$252,440	$-	$252,440
Consulting fees	35,622	7,547	43,169	45,059	15,094	60,153	81,933	27,909	109,842	230,479	-	230,479
Total Adjustment		69,716			139,613			214,687			-

Disposition of subsidiaries fiscal 2005 and 2005

Quarterly impact of discontinued operations in fiscal year ended December 31, 2004:

	First quarter	Second quarter	Third quarter	Fourth quarter
Petroleum and nature gas revenue (net of royalties)	$12,808	$23,718	$34050	$43,245
Cost and administrative expense	(8,238)	(14,943)	(26,916)	(37,662)
Profit (loss)	4,570	8,775	7,134	5,583
Earnings (loss) from discontinued operations	$4,570	$8,775	$7,134	$5,583

Quarterly impact of discontinued operations in fiscal year ended December 31, 2005:

	First quarter	Second quarter	Third quarter	Fourth quarter
Rental and interest income net of operating cost	$69,094	$109,613	$85,645	$86,571
Cost and administrative expense	35,410	170,342	196,053	(219,162)
Profit (loss)	33,684	(60,729)	(110,406)	(132,591)
Gain on disposal	-	723,866	546,156	552,049
Earnings (loss) from discontinued operations	$33,684	$663,137	$435,750	$419,458

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

(Restated)

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

(Restated)

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

(Restated)

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

(Restated)

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

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

(Restated)

Note 8 – Loans Payable (related parties)

Loans Payable from various related parties have the following terms at December 31:

Repayment terms	Interest rate	2006	2005
Demand	10%	162,658	147,309
Demand	10%	-	17,940
Demand	10%	336,820	305,832
Due within 2 years	10%	338,261	613,666
		$837,739	$1,084,747

The loan payable of $338,261 is secured by liens on the Company's accounts receivable and investments and bears interest at a rate of 10% p.a., maturing on June 20, 2008. This amount is reflected in Long Term Liabilities. Interest is accrued monthly until maturity, at which time principal and all accrued and unpaid interest becomes due and payable.

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

(Restated)

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

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

(Restated)

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

(Restated)

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

(Restated)

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

(Restated)

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

(Restated)

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
Date: February 12, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:/s/ Jacqueline R. Danforth
Name: Jacqueline R. Danforth
Title: President and Member of the Board of Directors
Date: February 12, 2008

By:/s/ Dr. Brian Raines

Name: Dr. Brian Raines

Title: Member of the Board of Directors
Date: February 12, 2008

By:/s/ Paul Litwack

Name:  Paul Litwack
Title: Member of the Board of Directors
Date: February 12, 2008