Form 10KSB
period 2007-12-31
FACT CORP
filed 2008-04-15
CIK 707674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☑

ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number        000-17232

FACT CORPORATION

(Name of small business issuer in its charter)

COLORADO	84-0888594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530-9th Ave S.E., Calgary, Alberta Canada	T2G0T7
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number   (403) 693-8000

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Class A Common Shares
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act   ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [x]     No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐      No  [x]

State issuer's net revenues for its most recent fiscal year:

$3,476,565

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act):

Aggregate market value of voting and non-voting common equity held by non-affiliates is $2,382,232 based on a price of $0.30 per share which is the last price at which common equity was sold on April 9, 2008.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes  ☐   No  ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of April 9, 2008, the Issuer had a total of 17,154,406 shares of Class A common stock issued and outstanding.

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

Transitional Small Business Disclosure Format (Check one): _________Yes

__________No

ITEM 1.

DESCRIPTION OF BUSINESS.

(a)

Business Development

FACT Corporation was incorporated under the laws of the State of Colorado on August 3, 1982 and is referred to herein as either "FACT", "the Company", "we", "us" or "our".  FACT Group was incorporated in the State of Nevada on August 14, 2001, for the purpose of acquiring an interest in certain proprietary functional food formulations, and was acquired by the Company on November 7, 2001.

The Company predominantly operates  in the functional food industry through its wholly owned subsidiary, Food and Culinary Technology Group Inc., (“FACT Group”) developing, licensing and supplying turnkey functional bake mixes to customers who manufacture, distribute, and market bakery and pasta products to consumers through a variety of conventional and alternative channels including retail, food service and specialty markets.

The Company’s primary revenue stream is generated by the sale of these functional bake mixes in a wholesale format.  The Company has also developed a line of home-use retail baking mixes under its Nutrition First™ brand for cookies, brownies and other products.  During fiscal year 2005, the Company commenced a test market for its home-use line of products via an online internet store at www.eatwellstaywell.net.  Due to insufficient funds, the Company was unable to continue with marketing and advertising efforts as proposed, and the site was discontinued.

FACT Group has a wholly owned subsidiary, FACT Products Inc., which was incorporated in the State of Nevada on November 5, 2001, as FACT Bread Company, Inc.  Presently FACT Products, Inc. has the rights to a line of non-dairy whipped toppings marketed as “Aunt Lydia’s Italian crèmes”, however, due to problems with the product, FACT Products has discontinued operations and the Company determined that it would spin-off this subsidiary by way of a dividend to the shareholders of the Company whereby each shareholder of the Company would receive one share of FACT Products Inc. for every five shares of the Company with a record date for the spin-off of the shares of January 10, 2007.  The Company had intended to complete the spin-off during fiscal 2007, however this did not occur.  The Company intends to complete the spin-off prior to the close of fiscal year 2008.

As of the date of this filing, the Company has three (3) wholly-owned subsidiaries, Wall Street Investment Corp. ("WSIC"), Wall Street Real Estate Ltd., (“Wall Street”), and FACT Group.  WSIC currently has no business operations.  The Company had intended to dissolve or divest WSIC during the fiscal year 2007, however, this did not occur and is now planned for completion in fiscal year 2008.  Wall Street was incorporated in the Province of Alberta, Canada on July 23, 2002 for the purpose of holding commercial real estate assets.  During fiscal year 2005 Wall Street disposed of all of its assets and the Company had intended to pursue a divestiture of this subsidiary during fiscal year 2007, however this divestiture did not occur.  The Company intends to complete this divestiture during fiscal 2008.

As the Company is a U.S. corporation, all dollar amounts used herein refer to U.S. dollars unless otherwise stated.

(b)

Business of Issuer

Current Operations

The Company presently undertakes all of its business operations indirectly through its wholly-owned subsidiaries.  These operations consist of the sale of bake mixes and other food products to commercial customers.  The Company continues to hold a passive investment in a public corporation which is a former subsidiary of the Company.  The Company continues to divest this investment as the market allows, and intends to have all divestitures complete by the close of fiscal year 2008. As at the close of fiscal 2007 the Company’s ownership in this public corporation was reduced to 8,042 shares of common stock with a market value of $322. The sole focus of the Company's business is presently its operations in the functional foods industry.  A discussion of the Company's current business operations is provided below.

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

As part of the settlement of the dispute noted above, FACT Group also agreed to pay a maximum of $233,333 in additional income to two (2) of the Plaintiffs calculated on a monthly basis from September 1, 2003 through December 31, 2006 and payable from November 1, 2003 to February 28, 2007.  As at the end of the 2007 fiscal year, the total amount paid to the Plaintiffs totaled $177,686, with no further obligation.  As additional terms of the settlement, the Plaintiffs were prohibited from competing with FACT Group for five (5) years, must keep all trade secrets confidential and were required to provide training for FACT Group's new technical support personnel.  The non-compete will expire in August 2008.

FACT Group holds the rights to certain formulations for the production of dough and batter-based functional food products ranging from breads, bagels, pastas, and pizza shells, to sweet baked goods, snack bars and confectionery, as well as other foods derived from a dough, batter or mix.  Commercial sales of premix commenced in November 2002.  Presently, FACT Group sells its Nutrition First™ premixes and products to manufacturers, distributors and food service clients, who incorporate the premix into finished products to market and sell to the end consumer under their own retail brand/label, paying FACT Group a fee for each pound of premix purchased.  FACT Group’s premixes enable customers to make claims on their end products pertaining to a variety of market positions including a reduction in refined carbohydrates, increased fiber, low or no sugar, organic and all-natural positioning, weight management benefits, and other tangible benefits.  FACT Group also entered into a licensing agreement with a North American bakery ingredient distributor that sells products containing FACT Group’s premixes under its own brand name.  FACT Group receives a royalty for each pound of premix sold by such distributor.  FACT Group is currently in negotiations with a number of potential new customers for the supply of functional premixes across various other product channels including donuts, brownies, muffins, waffles and other sweet goods products.  The Company also hopes to conclude agreements in fiscal year 2008 to market new products in alternative channels including major chain grocery, drug stores and club outlets.  FACT Group is also pursuing other methods to increase sales and distribution of its line of premixes and finished products.  In January 2005, FACT Group launched an online store at www.eatwellstaywell.net where the consumer could directly purchase home-use versions of some of the more popular commercial bake mixes, including brownies, cookies, an all-purpose bake mix and other products.  This line of retail size mixes was also marketed under the Company’s Nutrition First™ brand.  The Company discontinued its retail distribution and the online store during fiscal year 2005 due to insufficient funding to launch the proposed marketing campaign and to maintain the costs of the inventory and the online website.  FACT Group will look to revisit private label or branded retail or internet sales opportunities in fiscal 2008.  FACT Group will also continue to pursue additional premix licensing agreements with large suppliers to the bakery industry during the current fiscal year.  FACT Group has secured arrangements with two independent blending facilities in New Jersey and New York for the preparation of premix for use in end consumer products.  Fiscal year 2008 plans include expanding the Company’s commercial premix distribution base, seeking alternate channels to introduce the Company’s product lines, a review of internet and private label sales opportunities, and potential merger and acquisition opportunities with complementary organizations operating in the functional foods segment.

Functional foods can be described as foods designed to deliver specific health benefits to the consumer, and whose inherent health benefits go beyond basic nutrition, including the prevention of disease and the promotion of wellness through nutrition.  FACT Group’s vision is to be a competitive supplier of nutrition solutions to commercial customers so they can create food products with added health benefits, positioned as healthy alternative foods to serve as part of the North American consumer's everyday diet.  FACT Group intends to become a leader in product development and a key ingredient/premix supplier to the functional foods industry.  Primary areas of focus are consumers with the following concerns: diabetes, carbohydrate control, glucose management, weight management, heart disease and digestive health (increased fiber).

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

Sales from the premixes and other complementary products in 2007 accounted for ninety-eight (98%) of the Company’s total revenues.  While the Company’s revenues are increasing and it is nearing profitability, the Company still reported losses at the close of fiscal 2007.  The Company believes 2008 will be its first profitable year of operations.  Current year losses are predominantly the result of amortization expenses relating to its intellectual property, interest expenses relating to credit facilities and loans and legal costs relating to certain ongoing ligation.  The Company no longer considers its investment in FACT Group an investment in a developing business.  FACT Group has a proven track record of year over year revenue since the close of fiscal year 2002, and expects to continue to see increasing revenue growth.  FACT Group’s ability to continue to execute its business plan and achieve profitable operations will be impacted by numerous factors including the following:  maintenance of existing customers and acquisition of new customers through supply and licensing agreements; acceptance of the Company’s customers’ end products by the retail consumer; acceptance of the Company’s branded products by the retail consumer; access to sufficient amounts of key ingredients for uninterrupted supply of the Company’s premixes to customers; protection of the Company’s proprietary formulations and continuing development of new commercial formulations; the onset of competitive products in the retail marketplace and ongoing financing to meet operational overhead until such time as FACT Group can consistently achieve sufficient sales to meet ongoing expenses and growth initiatives.

Competitive Business Conditions and the Company’s Competitive Position in the Industry

FACT Group is presently operating in an emerging growth industry which experienced a rush of new competitors to the marketplace in fiscal years 2003 and 2004.  During 2004 and early 2005, the competitive landscape was further impacted with the failure of several of these emerging enterprises which, having entered the marketplace quickly, over-saturated the market with numerous line extensions and new product offerings, only to suffer poor consumer acceptance levels, resulting in diminished sales and ultimately, product failure.  This phenomenon also extended to several larger, well established food companies that, in an effort to secure profitable segments of the market with rapid product introductions, experienced poor consumer take-off at the retail grocery level, resulting in a withdrawal of newly launched items.  Additionally, various larger and smaller food companies with sales dependent on traditional bakery goods were adversely impacted by the quick introduction and rapid expansion of functional bakery products, in particular the “low carb” segment of this functional market, resulting in more commercial product failures, dramatic sales declines and overall instability in the bakery segment of the food industry.  Larger food conglomerates entered the functional arena in late fiscal year 2004 and early fiscal year 2005 marketing products to cater to the mainstream interests of the consumer including increased fiber and reduced sugar product offerings.  This foray into the industry has been particularly successful and is continuing to see good consumer response and more diverse product offerings focused on high fiber, use of functional fibers and single-serve ready to eat product offerings.  The Company believes this market has now progressed to a more stable operating environment, and that its unique collection of product offerings will have enhanced sales potential now that the market has settled and consumer demands and preferences have been assessed and successful niches of the market clearly identified.

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

However, the segment of the functional foods industry in which the Company is operating, breads, grains and baked goods, accounts for approximately forty percent (40%) of total sales in the Company’s segment of the food industry, allowing room for a vast competitive landscape.  Total food product and other sales across the U.S. nutrition market totaled $69 billion in 2005, leaving FACT Group ample opportunity to secure a profitable segment of the market share.  Presently the Company estimates there are between (10) and fifteen (15) like organizations (excluding large food conglomerates that provide products catering to the fringe of the functional market) providing the industry products which may be considered similar to those marketed by FACT Group.  Many of these companies are much larger and better financed than FACT Group.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

FACT Group relies on the supply of several key ingredients from large food grade ingredient manufacturers, such as ADM and Sensus America, in order to supply the Company’s customers with its line of premixes and products.  While FACT Group has entered into supply agreements with certain of these suppliers, the Company does not have volume agreements in place with respect to all of its key ingredients.  Should there be a shortage of raw ingredients or sizeable fluctuation in commodity pricing, FACT Group may not be able to adequately service its existing or future customers.  FACT Group is constantly evaluating its formulations to ensure it has alternatives to these key ingredients in order to avoid any unexpected ingredient supply issues.  Additionally, during fiscal year 2008, should sales volumes warrant expansion, FACT intends to investigate possible commodity hedging opportunities to further secure its profitability during times of unstable commodity prices for certain key components of its commercial formulations.

Dependence On One or a Few Major Customers

FACT Group’s revenues for fiscal years 2006, 2007 and to the date of this report rely heavily on sales made to two (2) key customers: Western Bagel Baking Corporation of Van Nuys, California and Prince Donuts Inc. of Linden, NY.  Together these two (2) customers accounted for approximately ninety eight per cent (99%) of premix sales to the end of fiscal year 2007 and 2006.  As at the date of this report, FACT Group is actively working to successfully close additional client accounts that should assist in better diversifying our revenue base.  It is anticipated that until such time as FACT Group establishes a more diverse range of products in the marketplace, it will remain reliant on a small number of key customers to drive sales.

Amount of Time Spent During Each of the Last Two Fiscal Years on Research and Development Activities and if Applicable the Extent to which the Cost of Such Activities are Borne by Customers

During the past two (2) fiscal years, FACT Group has reduced the time and resources from that previously spent commercializing its premixes for commercial sales.  While there were new product additions in fiscal years ended 2006 and 2007, much of this work was completed in collaboration with one of FACT Group’s key distributors in order to keep expenditures to a minimum and to draw from the experience of a diverse product development team.  Amounts expended by FACT Group in pursuit of such activities are borne exclusively by FACT Group.  FACT’s operating plans for fiscal year 2008 through 2010 call for increased expenditures on research and development related to customized product lines for private label, targeted gender and age segments and the weight loss industry, and therefore, the Company would expect to see some of these costs borne by customers.

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

Other Food Products

During fiscal year 2003, FACT Group’s wholly owned subsidiary, FACT Products, acquired the exclusive world-wide license to a line of imported, shelf stable, non-dairy whipped toppings which it markets under the brand name “Aunt Lydia’s Italian Crèmes”.

The toppings are available in four flavors including chocolate, strawberry, vanilla and mocha.  The toppings are lower in fat, have no cholesterol and do not require refrigeration.  The products were manufactured in Italy and exported to North America.

The distribution of these products by FACT Products, was unsuccessful due to technical product problems and insufficient funding to undertake the necessary research and development to correct the technical problems.  As a result, FACT Products was forced to discontinue distribution of the products and was faced with certain liabilities for product returns, warehousing and disposal of the remaining products.  At the close of fiscal 2005 there remained an amount outstanding in the approximate amount of $143,354 due to the manufacturer of the products.  The manufacturer commenced legal proceedings in an effort to recover the alleged amount outstanding during the last quarter of fiscal year 2006.  FACT Products disputed the amount and filed a counterclaim for defective product, for the loss of business related to the defective product and to recover any out-of-pocket costs relating to the defective product.  The parties entered into negotiations pursuant to a request by the manufacturer to settle the dispute and during fiscal 2007 the parties agreed to a settlement of the outstanding litigation.  The Company and manufacturer agreed to a settlement figure which was advanced to the manufacturer in full and final settlement of all outstanding claims by a related party to the Company in exchange for an assignment of the full value of the outstanding payable totaling $143,354.  The amount payable bears no interest and is expected to be settled by the issuance of shares of FACT Products Inc. at a future date concurrent with plans to divest FACT Products. As of the date of this filing, a spin off of FACT Products announced during fiscal 2006 with a record date of January 10, 2007, has not yet been completed.  The intent of the spin-off is to raise funds to undertake further product research, development and marketing with new management, the majority of which will be unrelated to the Company.  The spin-off is expected to be completed prior to the close of fiscal year 2008.

Amount of Time Spent During Each of the Last Two Fiscal Years on Research and Development Activities and if Applicable the Extent to Which the Cost of Such Activities are Borne by Customers

The Company has not spent any time on research and development of the Aunt Lydia products, since fiscal 2004 when time was allocated to new packaging formats such as thirty six (36) unit shippers and three (3) unit multi-packs to expand the product formats available to retail supermarkets and club stores.  There is no further research and development planned on this discontinued product line.

Investments in Marketable and Non-Marketable Securities

The Company acquired an interest in shares in a reporting corporation, Australian Oil & Gas, during 2003 by way of settlement of a claim in bankruptcy relating to a lease for space in one of the Company’s rental properties.  These securities were divested in their entirety during fiscal year 2006. The Company received proceeds of $18,743 and recorded a loss of $3,027 relating to this transaction.

During fiscal year 2005, the Company acquired 500,000 shares of Capital Reserve Canada Limited, a public reporting issuer and formerly a wholly owned subsidiary of the Company, as part of an agreement with various third parties whereby the Company transferred all of its rights and interest in a convertible loan negotiated with Capital Reserve Canada Limited earlier in the year.  Under the terms of the divestiture agreement, the Company received cash consideration totaling $400,000 and 500,000 free-trading shares of Capital Reserve Canada Limited.  The fair value of the shares received and the value of the cash proceeds offset the total value of the convertible loan for financial reporting purposes resulting in a loss on the original investment of $266,944.  The securities remained on the books of the Company with a market value of $250,000 at the close of fiscal year 2005.  During fiscal year 2006, the Company commenced the sale of these securities realizing proceeds of $2,100 prior to the end of the 2006 fiscal year.  At 2006 fiscal year end the Company still held a total of 481,800 shares of Capital Reserve Canada Limited with a market value of $19,272.  Accordingly, the Company wrote-down the book value of the investment, recording a loss of $7,000 with respect to sales of securities completed during the year, and a permanent decline on the value of the securities of $221,628. During fiscal 2007 the Company continued to sell the remaining securities realizing proceeds of $26,031prior to the end of the year with respect to the sale of 473,758 common shares.

The Company recorded a gain on the sale of these securities totaling $7,081.  At the close of fiscal 2007 the Company still held a total of 8,042 shares with a book value of $322.

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

Employees

The Company and its subsidiaries do not have any direct employees.  All of the Company’s employees work on a contract basis.  As of April 9, 2008, the Company and its subsidiaries had one (1) full-time contract employee and three (3) part-time contract employees providing various administrative and support services through consulting companies.  The tasks and duties undertaken by employees include corporate management, legal counseling, administration, accounting, sales and marketing, and product development.  The Company contracts with certain other consultants to provide product development services, sales support, marketing and advertising support, investor relations activities and property management, as required.

  2.

DESCRIPTION OF PROPERTY.

The Company’s subsidiary, Wall Street, presently leases 3,840 square feet of office space at 1530-9th Ave S.E., Calgary, Alberta Canada, from Sun Prairie Resources Ltd., from which location the Company and all its subsidiaires carry on operations. The lease is for a four year term ending on July 31, 2010.  There is no provision in the lease for renewal.

Under the terms of the lease Wall Street pays monthly rent at a fixed rate of $11.72 (CAD$11.50) per square foot for a total of $3,750 (CAD$3,680) per month, plus operating costs of approximately $8.42 (CAD$8.26) per square foot totaling $2,693 (CAD$2,643), plus applicable taxes.  Annual fluctuations in operating costs as a result of actual costs versus budgeted costs may result in adjustments to the operating costs for each ensuing year.

Minimum Annual lease payments (inclusive of estimated operating costs) are as follows:

2008 - $77,316

2009 - $77,316

2010 - $45,101

Wall Street has sublet the space as follows:

-

International Securities Group Inc. has a sublease for 2,125 square feet on a month to month basis at a rate of $3,567 (CAD$3,500) per month, inclusive of operating costs, plus applicable taxes;

-

FACT Corporation has a sublease for 768 square feet on a month to month basis at a rate of $1,288 (CAD$1,264)  per month, inclusive of operating costs, plus applicable taxes.

Wall Street will look to sublease any available square footage in early 2008 for the balance of the term of the lease.  There are presently no formal lease agreements between Wall Street and its subtenants.

Neither the Company, nor its subsidiaries, own any properties or any real estate.

ITEM 3.

LEGAL PROCEEDINGS.

On May 26, 2006, FACT Group filed a complaint in the Superior Court of the State of New Jersey, Chancery Division, Monmouth County (the “Complaint”) against Ore Enterprises LLC, d.b.a. Smartblendz, Avigdor Orr and Michael Baum.  In the Complaint, FACT Group alleges, among other things, that Baum, a former consultant to FACT Group, and Orr have misappropriated certain of FACT Group’s proprietary trade secrets in order to recreate FACT Group’s premixes and other baked-goods products to be sold in direct competition with FACT Group.  The Complaint further alleges intentional interference with existing and prospective economic advantage, breach of contract, breach of duty of loyalty and breach of the covenant of good faith and fair dealing.  FACT Group is seeking (1) to enjoin and restrain Baum, Orr and Smartblendz from using or disclosing the trade secrets of FACT; (2) to impose a constructive trust in regard to all profits obtained by the use of the trade secrets; (3) for other compensatory, consequential and punitive damages; (4) for reasonable attorneys fees and costs of the suit; and, (5)

other further relief as the court may deem proper.  On or about August 10, 2006, defendants Ore Enterprises, Orr and Smartblendz (“Defendants”) filed an Answer and Counterclaim denying FACT Group’s allegations.  In the counterclaim, Defendants allege claims of intentional interference with contractual relationships, intentional interference with existing and prospective economic advantage and defamation/slander and libel.  FACT Group has filed an answer to the counterclaim, in which it denied all allegations contained therein.  Defendant Michael Baum declined to file an answer to FACT Group’s Complaint; rather, he filed a motion to compel arbitration of FACT Group’s claims against him pursuant to a former consulting agreement he had with FACT Group.  Mr. Baum’s motion was denied subsequent to the year ended December 31, 2006, and he has been required to prepare and submit an answer.  Prior to December 31, 2006, the Defendants agreed to a permanent injunction, the form and content of which has been drafted by the Company and submitted to opposing counsel for review.  The Company has commenced discovery of Baum and Orr in an effort to provide additional detail for the proposed injunction.  Defendant Orr has commenced Chapter 13 proceedings in the State of New Jersey.  During fiscal 2007 the Company completed depositions of various individuals with information relevant to the above noted proceeding.  The Company  continues to pursue all available remedies, and is approaching the conclusion of discovery.  Trial is currently set for June 2, 2008 against Michael Baum in the state court, and July 19, 2008 against Orr in the bankruptcy court.  Settlement negotiations have not been initiated.

On November 20, 2006, FACT Group and FACT Products, Inc. were served with a complaint in the civil action in the Superior Court of the State of New Jersey, Chancery Division, Monmouth County (the ”CO.DA.P. Complaint”) by CO.DA.P Cola Dairy Products, SPA (“CO.DA.P.”), an Italian corporation.  Under the CO.DA.P. Complaint, CO.DA.P seeks judgment against FACT Group and/or FACT Products for alleged outstanding accounts payable totaling $94,414, with interest.  FACT Group and FACT Products have filed an answer and counterclaim to the CO.DA.P. Complaint.  In its counterclaim, Fact Products (the party in interest) alleges defective product design and negligence and seeks damages for lost business, past and future.  In its answer, FACT Group denies it is a proper party to the litigation.  During fiscal 2007 FACT Group and CO.DA.P successfully reached a settlement of all claims, and the complaint and counterclaim have been withdrawn.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the Company’s security holders for a vote during the fourth quarter of its fiscal year ending December 31, 2007.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)

The Company's common stock trades on the Over-the-Counter Bulletin Board (“OTC/BB”) under the symbol "FCTOA".  Following is a report of high and low bid prices for the last two (2) fiscal years.

Year 2007	High	Low
4th Quarter ended 12/31/07	0.49	0.27
3rd Quarter ended 9/30/07	0.55	0.33
2nd Quarter ended 6/30/07	0.65	0.35
1st Quarter ended 3/31/07	1.05	0.61

Year 2006	High	Low
4th Quarter ended 12/31/06	0.93	0.33
3rd Quarter ended 9/30/06	0.56	0.30
2nd Quarter ended 6/30/06	0.77	0.26
1st Quarter ended 3/31/06	0.46	0.26

The information as provided above was provided by Pink Sheets.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of April 9, 2008, there were 684 record holders of the Company’s Class A common stock.

During the last two (2) fiscal years, no cash dividends have been declared on the Company's stock.

(b)

Recent Sales of Unregistered Securities; use of Proceeds from Registered Securities

During the quarter ended December 31, 2007, the Company did not issue any unregistered securities.

(c)

Purchase of Equity Securities by the Small Business Issuer and Affiliated Purchaser

During fiscal year 2007, the Company did not purchase equity securities.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

a.

Plan of Operations

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis.  While the Company does generate income from sales of functional premixes on a monthly basis, these proceeds are not sufficient to meet the Company's current monthly overhead, which includes the on-going business of the Company, FACT Group and two dormant subsidiaries.  The Company will require approximately $5,000,000 to cover its anticipated overhead and operational needs, inclusive of inventory, for the upcoming twelve-month period.  Revenues generated from operations are expected to contribute $5,250,000 in gross revenues and are expected to be sufficient to meet all operational overhead for the coming twelve months.  While the Company has projected gross revenues from its food operations of approximately $5,250,000 over the upcoming twelve months, such projections are subject to numerous factors that are beyond our control.  Projected operational costs and overhead of $5,000,000 include approximately $4,250,000 for inventory and premix costs associated with the Company’s functional foods business and $750,000 in general operating expenses, exclusive of amortization and depreciation, relating to the Company and all of its existing subsidiaries,.  The Company may be required to raise approximately $300,000 to meet its projected costs should it not be successful in achieving its projected gross revenues.  The Company expects that it will be able to obtain additional equity and/or debt financing to meet this need.

The Company’s budget of $750,000 in general operating expenses includes the expenditure of approximately $150,000 over the next twelve months on ongoing product refinement, technical support, the development of second and third generation functional formulations, including amounts paid to employees and consultants retained for the purposes of providing research and development support.

Included in the cash requirements noted above of $5,000,000 over the next twelve months is an amount of approximately $500,000 with respect to the operations of FACT Group, exclusive of inventory requirements and forecasted costs of goods sold.  From the date of acquisition November 2001 to December 31, 2007, the Company has funded a total of $941,409 (net of associated interest charges) to FACT Group in respect of its ongoing operational expenses.

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

Important factors that might affect our business, our results of operation and our stock price

Although we believe that expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct.  Our actual results could be materially different from our expectations, due to a variety of factors, including the following:

Functional Foods Business

*

We may not be able to continue to profitably market formulations for our current functional premixes or commercialize products under development.  Our branded line of home-use products available at our on-line store may not receive consumer acceptance.  Existing supply agreements with customers and ongoing expressions of interest from potential customers may not result in new or continuing supply or licensing agreements or generation of revenues in the time frame we envision.

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

Investments in Marketable and Non-marketable Securities

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

General Operations

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

Functional Foods Industry

In 1989, Stephen DeFelice, chairman of the Foundation for Innovation in Medicine, first introduced the term, "nutraceutical" to describe foods with nutritional and pharmaceutical qualities.  More recently the term "nutraceutical" has become commonly substituted for the term "functional".  We believe that the most accurate description of  “functional foods” are foods, similar in appearance to conventional foods that are consumed as part of a usual diet, which demonstrate physiological benefits and/or reduce the risk of chronic diseases beyond basic nutritional functions.  To answer North America's appetite for health, many ingredient suppliers have developed functional ingredients for use in foods.  In 2001 Mintel, a firm of industry analysts, suggested the market for functional foods in the US was approx $1.4 billion, with a global market at that time of approx $47 billion.  Today’s nutrition market which also encompasses the functional foods market, has sales of approximately $69 billion per annum (2005) with the functional segment of this market growing at a rate of 14% per year, a trend expected to continue to 2010.  The trend indicates continuing growth and we see this as a particularly attractive niche – provided we can offer quality products as we grow and continue to secure market share.

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

Use of FACT Group’s proprietary premixes enable consumers and manufacturers to address numerous health conditions, including the following concerns:

- Weight Management/Control/Obesity

- Diabetes/Glucose Control

- Heart Disease

- Carbohydrate Management

- Digestive Health

- Dietary fiber enhancement

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

•

Close to half of all people in the United States have high cholesterol levels which are directly impacted by Diet, Weight and Physical Activity.

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

Present Situation

FACT Group is currently marketing and selling its functional premixes for breads, bagels, pasta and sweet goods products to independent manufacturers and a major bakery ingredient distributor.  FACT’s revenue stream is presently dependent on two key customers which account for approximately 99% of the Company’s total annual sales.  The Company is in advanced negotiations with several potential clients for the provision of premixes and products across various new segments including snack bars, retail size mixes, sweet goods and new product formats.

The Company anticipates it will achieve gross sales of approximately $5,250,000 in fiscal 2008 from the sale of premix and products to the consumer, as well as existing and new customers across its various product categories.

In the event the Company is unable to achieve its targeted gross sales, the Company may seek to raise additional equity or debt capital of up to $300,000, which proceeds will be used to fund the operations of FACT Group including its 2008 marketing and advertising plans and the re-introduction of our online store, www.eatwellstaywell.net, and the marketing of new product offerings.  The Company may also seek to raise a larger sum to implement an accelerated growth plan in fiscal 2008.  As at the date of this report the Company does not have commitments to provide these funds.  The Company expects to realize funds during the current fiscal year to assist with its ongoing operations through the sale of certain real estate assets and other marketable securities presently under agreement for sale or targeted for divestiture.  Should FACT Group achieve its forecasted sales of $5,250,000 million in fiscal 2008, it should provide for profitability by the end of fiscal 2008.

Our products

Products currently being marketed by the Company include formulations for bread, bagels, fresh pasta and sweet baked goods, including ready-to-eat snack bars, which offer the consumer a combination of added health benefits including: no sugar, no cholesterol, less refined carbohydrates, low fat, high fiber and low sodium.  The foundation or “core” of each of the end products is a dough or batter based system, the composition of which varies depending on the product type and flavor.  The Company currently uses an independent blending facility located in New York state, to blend the dry ingredients forming our premix. Agreements with the blending facility allows FACT Group to maintain control over its proprietary formulations and ensure the formulations remain proprietary.  The blend of dry ingredients for each product category, referred to as "premix", is then delivered to FACT Group’s customers for addition of the balance of ingredients, manufacturing of product and distribution.  Products are distributed under the clients' brand or private label.  Revenues are generated by way of a fixed cost per pound of premix sold to the customer.  FACT Group also generates revenue through a licensing agreement with a major North American bakery ingredient distributor.  This distributor pays FACT Group a royalty for each pound of premix sold under their own label.  The distributor’s private label premix is manufactured using FACT Group’s proprietary formulations.   Additionally, FACT Group intends to continue to work towards securing private labeling agreements during fiscal 2008 for its line of ready-to-eat snack bars and other line extensions.

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

FACT Group is pursuing this rapidly growing format with potential customers in two market segments.  One set of customers see the opportunity to build distribution of low calorie/high fiber individual products in the supermarket and club store channels.  Another set of potential customers are focusing on the weight management aspect of portion controlled units that allow dieters to control calories and enjoy the benefits of reduced refined carbohydrate/high fiber benefits while still enjoying full flavored taste.  In fiscal 2004 FACT Group developed an attractive line of reduced carbohydrate, high fiber snack bars fortified with 25% of the recommended daily allowance of 17 essential vitamins and minerals which it hopes to revise and market during fiscal 2008.  FACT has also been actively working on revised formulations for individually wrapped brownies, blondies, cookies and other products during fiscal 2007.

The Direct to Consumer Opportunity

With the rapidly growing market trend towards reduced carbohydrate/ increased fiber products, and a desire by the consumer to return to the kitchen, at-home retail sized mixes in this category have seen substantial growth.  Additionally, the health conscious consumer is motivated to actively seek out products to suit their dietary needs.  Subsequent to the close of fiscal 2004 FACT launched a test market for an online store at www.eatwellstaywell.net to take advantage of this attractive opportunity.  At the site the Company sold a variety of bake at home mixes, including brownies, cookies, an all-purpose bake mix and other fare under its Nutrition First brand from its internet store.  The Company developed a complete marketing and advertising plan for implementation but was unable to continue with its plans due to lack of funding in fiscal 2005.  The Company intends to revisit its online store and retail bake mix line in fiscal 2008.

Key customer segments

- Manufacturers

- Distributors

- Retailers and Food Service

- Specialty/Health/Diet

- Direct to Consumer

Other Food Products

During fiscal 2003 FACT Products Inc., a wholly owned subsidiary of FACT Group Inc., acquired a line of imported shelf stable, non-dairy whipped toppings known as Aunt Lydia’s Italian Crèmes.  FACT Products has the exclusive worldwide rights to the Aunt Lydia’s brand crèmes and commenced marketing the product towards the end of fiscal 2004.  The crèmes are unique in formulation and come in four flavors including vanilla, chocolate, strawberry and mocha, and do not require refrigeration to stay fresh.  Though the Company executed multiple purchase orders from an East Coast retail supermarket chain during late fiscal 2004 and early fiscal 2005, the Company was not able to successfully market the product due to product performance issues and a lack of marketing dollars.  Presently the Company has ceased all distribution of the product.  FACT Products has been named in a civil action filed by the manufacturer of the crème products which was settled prior to the close of fiscal 2007.  See LEGAL PROCEEDINGS above for additional details.

Milestones

Near Term Goals (2008)

The Company’s near term goals include a continuing focus on the ongoing operation of our functional foods business.  FACT Group intends to increase its presence in the marketplace by continuing to provide premix to customers who will launch functional food products and further develop our corporate infrastructure.  The Company is hoping to see the continuance of improved sales of its premixes during fiscal 2008, with a focus on brining its products to a wider array of commercial clients, as well as increasing product diversification in the marketplace.  Additionally, the Company will revisit its 2005 plans to direct resources towards an online store to market our own line of retail “at-home” mixes directly to the consumer.  These marketing plans would call for promotional offers, and a focused internet and print advertising campaign to help establish recognition for our master brand, “Nutrition First™”.  FACT also intends to expand its product offerings in the individually packaged serving size to appeal to a wider range of consumers, in a wider array of formats including organic and all-natural product offerings.

FACT Group is aggressively pursuing additional supply and licensing arrangements with corporations established in the food industry for the manufacture, marketing and distribution of our line of functional premixes.  It is the intent of the Company that additional customers will launch products containing our functional premixes throughout the year so that revenues generated from the functional food business will assist the Company in finally achieving profitability during fiscal 2008.

Presently the Company is in negotiation with several additional clients for the supply and licensing of our functional premixes for a variety of sweet baked goods and private label opportunities.  The Company is hopeful it will finalize these negotiations throughout fiscal 2008.

To further enhance our ability to increase revenues in fiscal 2008 the Company may also look to complete strategic mergers or acquisitions with complementary businesses.  In this manner the Company may be able to access previously unavailable distribution channels in a more expedient manner.

Intermediate Term Goals (2009-2010)

Building on our near-term plan for development, the Company hopes to experience substantial growth over the intermediate term. Our objectives include the following:

*

Growth for our line of “at-home” products under our master brand, Nutrition First, for direct market to the end consumer via internet and other channels.  Potential expansion of this line to include a unique off-shoot of products specially directed to the diabetic and glucose management markets.

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

LONG TERM GOALS (2010 AND BEYOND)

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

Financial Outlook

The Company successfully divested its commercial and residential real estate holdings in fiscal 2005 and therefore did not generate revenues from those real estate operations during this current fiscal year.  The Company also disposed of various passive investments during the year in order to streamline our day to day operations.  Our 2008 mandate calls for the divestiture of all remaining passive investments, as well as certain dormant subsidiaries as soon as practicable, which will provide the Company additional funds for ongoing working capital and the settlement of outstanding debts.  To that end the Company has already announced the spin-off of its dormant subsidiary FACT Products during fiscal 2007.  The Company expects to focus on increasing the revenue stream generated by the supply and licensing of its commercial functional food premixes during fiscal 2008.

The Company may seek to raise approximately $300,000 dollars in the form of debt and/or equity financing in the near term to assist with growth objectives, and may seek to raise a larger sum to implement an accelerated growth plan.  As noted above, we will continue to look to divest those remaining passive assets not directly related to our core business of functional food products.  This should provide the Company adequate resources to continue operations and establish increased cash flows to cover operational expenses and achieve profitability by the close of fiscal 2008.  There is no assurance that the Company will be successful in raising this amount of capital or meeting its anticipated operational goals.

Results of Operations

Comparison of 2007 and 2006

For the years ended December 31, 2007, and 2006 the Company incurred operating losses of $414,771 and $743,312 respectively.  The Company’s results for fiscal 2006 includes the impact of the restatement of certain figures from prior fiscal periods.  Please refer to Note 2 of the Company’s audited financial statements contained herein for a complete description of the impact of these adjustments. Fiscal 2007 operations include a substantial increase in revenues from $1,803,579 (2006) to $3,476,565 (2007).  This increase in revenues can be attributed directly to increased sales of bake mix products from the Company’s primary operations in the food industry during 2007.  Associated costs of goods sold relating to functional premix sales increased from $1,524,556 (2006) to $2,950,707 (2007).  The Company’s gross margin on the sale of functional bake mixes declined over the respective periods as the Company was required to provide more competitive pricing as sales volumes increased. The costs associated with the disposal of certain whipped topping products which were discontinued in 2005 totaled $11,276 during fiscal 2006 with no comparative entry in fiscal 2007.  Legal fees increased substantially from $79,652 (2006) to $122,681 (2007) as a direct result of the Company’s involvement in certain legal matters more particularly described in Item 3 above.  Consulting fees decreased from $230,479 (2006) to $179,605 (2007) as a direct result of the cessation of certain monthly fees required to be paid from September 2003 to the close of fiscal 2006 to the original developers of the Company’s proprietary formulations.   Administrative expenses increased however over the respective fiscal years from $226,860 (2006) to $389,031 (2007) as the Company incurred increased costs related to audit, investor relations, advertising and travel and promotion as it worked to increase top line revenues.  Depreciation and amortization expenses remained relatively constant during the comparative fiscal years at $252,440 (2006) and $249,312 (2007) as the Company recorded recurring expenses related to the amortization of its intellectual property and fixed assets in the normal course.

During fiscal 2006, the Company recorded an expense of $221,628 as a permanent decline in the value of certain marketable securities based on an assessment of the liquidity of the market for the securities and the average market price of the shares at fiscal year end. There was no comparative entry in fiscal 2007.

During fiscal 2006, the Company continued to liquidate its marketable securities and recorded a loss of $10,026 with respect to the sale of certain of these securities.  The Company recorded a gain of $7,081 during fiscal 2007 as it continued to liquidate certain of these same securities.

Interest expenses remained relatively constant over the comparative fiscal years totaling $87,195 (2006) and $90,564 (2007).  During fiscal 2007 the Company’s subsidiary Wall Street paid $1,201 in corporate income tax with no comparative entry in fiscal 2006.

Net losses for the two completed fiscal years were $840,533 (2006) and $499,455 (2007) respectively,

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of December 31, 2007, the Company had negative working capital of $1,849,374 and negative Stockholders' Equity of $2,236,028 compared with negative working capital of $1,146,387 and negative Stockholders' Equity of $1,703,126 as of December 31, 2006.  The Company’s negative working capital has increased as a result of the reduction to accounts receivable and the increase to current loans payable over the current fiscal year.

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

Sources of Working Capital

During 2007 the Company's primary sources of working capital have come from revenues generated from our functional foods business, monthly rental income and the net proceeds from:

*

$29,492 in the collection of the remaining withholding taxes recoverable with respect to the sale of the Company’s real property in fiscal 2005, and,

*

$26,031 from sale of certain marketable securities; and,

*

$21,000 in loan proceeds from an arms length third party.

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

ITEM 7.      FINANCIAL STATEMENTS

FACT CORPORATION

AUDITED FINANCIAL STATEMENTS

AS AT THE FISCAL YEARS ENDED DECEMBER 31, 2007 and 2006 (Restated)

INDEX TO FINANCIAL STATEMENTS

FACT CORPORATION

AUDITED FINANCIAL STATEMENTS

Page

Audited Financial Statements:

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets	F-4 to F-5

Consolidated Statements of Operations	F-6

Consolidated Statements of Stockholders’ Deficit	F-7

Consolidated Statement of Cash Flows	F-8

Notes to Financial Statements	F-9 to F-30

Child, Van Wagoner &

Bradshaw, PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Fact Corporation

We have audited the accompanying consolidated balance sheets of Fact Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fact Corporation as of  December 31, 2007 and 2006, and the results of its operations, changes in stockholders’ deficit  and its cash flows for the  years ended December 31, 2007 and 2006,   in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has cash flow constraints, an accumulated deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

April 14, 2008

FACT CORPORATION Consolidated Balance Sheets AUDITED
	December 31,
	2007	2006 (Restated)

Current Assets
Cash	105,053	212,571
Inventory	64,446	72,564
Accounts receivable (Note 4)	211,380	486,060
Total Current Assets	380,879	771,195

Investment in Capital Reserve Canada Ltd. (Note 6)	322	19,272

Property and Equipment
Intellectual property (Note 3)	1,247,987	1,497,024
Real Property (net of accumulated depreciation of $544 ($188 in 2006))	1,087	1,190
Total Property and Equipment	1,249,074	1,498,214

Total Assets	1,630,275	2,288,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	369,764	770,947
Accounts payable (related parties)	678,304	510,262
Loans payable (related parties) (Note 7)	993,696	499,478
Loan payable (Note 8)	88,525	60,000
Current portion of long-term debt and acquisition cost	99,964	76,895
Total Current Liabilities	2,230,253	1,917,582

Long Term Liabilities
Loan payable (related party) (Note 7)	-	338,261
Acquisition cost payable (Note 3)	1,636,050	1,735,964
Total Long-Term Liabilities	1,636,050	2,074,225

Total Liabilities	3,866,303	3,991,807
Commitments and contingencies

See Accompanying Notes to Audited Financial Statements

FACT CORPORATION Consolidated Balance Sheets Audited
	December 31,
	2007	2006 (Restated)

Stockholders' Equity
Class A Common Stock - authorized 100,000,000 shares of no par value; 17,274,406 issued and outstanding as at December 31, 2007 and December 31, 2006 (Note 9)	23,103,924	23,103,924
Class A Common stock warrants	-	-
Accumulated deficit	(25,416,625)	(24,917,170)
Accumulated other comprehensive (loss)	76,673	110,120
Total Stockholders' Equity	(2,236,028)	(1,703,126)
Total Liabilities and Stockholders' Equity	1,630,275	2,288,681

See Accompanying Notes to Audited Financial Statements

FACT CORPORATION Consolidated Statements of Operations Audited
	December 31,
	2007	2006 (Restated)
Revenues
Functional food premix	3,410,219	1,783,554
Rental income	66,346	20,025
	3,476,565	1,803,579
Costs and Expenses
Functional food premix	2,950,707	1,524,556
Italian Crème costs	-	11,276
Legal	122,681	79,652
Consulting fees	179,605	230,479
Depreciation and amortization	249,312	252,440
Other Administrative expenses	389,031	226,860
Write down investment in Capital Reserve Canada Limited	-	221,628
	3,891,336	2,546,891
(Loss) from operations	(414,771)	(743,312)

Other income and expenses
Tax Paid	(1,201)	-
Interest expense	(90,564)	(87,195)
Loss on disposal of marketable securities	7,081	(10,026)
	(84,684)	(97,221)

Provision for income taxes	-	-

Net (Loss)	(499,455)	(840,533)

Net (Loss) per Common Share, basic and diluted	(0.03)	(0.05)

Weighted Average Number of Common Shares Used in Calculation
Other comprehensive income
Net loss	(499,455)	(840,533)
Foreign currency translation adjustment	(33,447)	(2,023)
Total other comprehensive income	(532,902)	(842,556)

See Accompanying Notes to Audited Financial Statements

FACT CORPORATION Consolidated Statements of Stockholders’ Deficit Audited (Restated)
	Class A Common Stock		Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	17,274,406	23,083,469	165,186	20,455	(24,076,637)	112,143	(860,570)
Cancellation/expiry of warrants	—	20,455	(165,186)	(20,455)	—	—	—
Net loss for the period ended December 31, 2006	—	—	—	—	(840,533)	—	(840,533)
Foreign currency translation adjustment	—	—	—	—	—	(2,023)	(2,023)
Balance at December 31, 2006	17,274,406	23,103,924	—	—	(24,917,170)	110,120	(1,703,126)
Net loss for the period ended December 31, 2007	—	—	—	—	(499,455)	—	(499,455)
Foreign currency translation adjustment	—	—	—	—	—	(33,447)	(33,447)
Balance at December 31, 2007	17,274,406	23,103,924	—	—	(25,416,625)	76,673	(2,236,028)

See Accompanying Notes to Audited Financial Statements

FACT CORPORATION Consolidated Statements of Cash Flows Audited
	December 31,
	2007	2006 (Restated)

Cash From Operating Activities:
Net (loss)	$(499,455)	(840,533)
Reconciling adjustments
Depreciation, depletion and amortization	249,337	252,434
Write down investment in Capital Reserve Canada	-	221,628
Loss (Gain) on sale of securities	(7,081)	10,027
Changes in operating assets and liabilities
Accounts receivable	274,680	281,276
Inventory	8,118	(22,376)
Accounts payable and accrued expenses	(225,616)	378,988
Net Cash Flows From Operating Activities	$(200,017)	281,444

Cash From Investing Activities:
Acquisition of property and equipment	$-	(1,373)
Proceeds from sale of securities	26,031	20,843
Net Cash Flows From Investing Activities	$26,031	19,470

Cash From Financing Activities:
Loan proceeds	$21,000	60,000
Proceeds (Repayment) of related party loans	155,957	(247,009)
Acquisition cost payable	(76,845)	(59,150)
Net Cash Flows From Financing Activities	$100,112	(246,159)

Foreign currency translation adjustment	$(33,644)	(2,023)

Net change in cash and cash equivalents	$(107,518)	52,732
Cash at beginning of period	$212,571	159,839
Cash at end of period	$105,053	212,571

Supplemental disclosure of cash flow information:
Interest paid	$66,990	34,636
Income taxes paid	$1,201	-

See Accompanying Notes to Audited Financial Statements

FACT Corporation

Notes to Audited Financial Statements

Years Ended December 31, 2007 and 2006

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

As of December 31, 2007, the Company has three wholly owned subsidiaries, Wall Street Investments Corporation (WSIC) (dormant Colorado corporation), FACT and WSRE.  FACT Products Inc. (formerly FACT Bread Company Inc.), a Nevada corporation, was incorporated in November 2001 and is a wholly owned subsidiary of FACT.

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

Years Ended December 31, 2007 and 2006

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

Basis of Consolidation

The consolidated financial statements for 2007 and 2006 include the Company and its wholly owned subsidiaries FACT, WSRE and FACT Products Inc.  All significant inter-company accounts and transactions have been eliminated.  The consolidated financial statements for the fiscal year ended December 31, 2006 have been restated to reflect an adjustment to the original value recorded upon conversion of certain Class C shares, refer to Note 2 below.

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

Currency

The functional currency of the Company's Canadian subsidiary is the Canadian dollar. The functional currency of FACT and FACT Products Inc. is the United States Dollar. The Company translates amounts into United States dollars using the current rate method.  Under this method, assets and liabilities are translated to United States dollars at current exchange rates and income statement accounts are translated at the average rates prevailing during the period. Related translation adjustments are reported as other comprehensive income, a component of stockholders’ equity.

 (Loss) Per Share

(Loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the year.  Fully diluted earnings per share are not presented because they are anti-dilutive.

Inventory

The company’s inventory consists of functional premix food products and is valued at the lesser of cost or net realizable value using the average cost method.

FACT Corporation

Notes to Audited Financial Statements

Years Ended December 31, 2007 and 2006

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

The Company expenses advertising costs as incurred and the total amounts for 2007 and 2006 were minimal.

The Company paid no cash dividends in 2007 or 2006.

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

Notes to Audited Financial Statements

Years Ended December 31, 2007 and 2006

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

FACT Corporation

Notes to Audited Financial Statements

Years Ended December 31, 2007 and 2006

Note 2 – Restatement of Financial Statements (cont’d)

Consolidated Balance Sheets December 31, 2004, 2005 and 2006

	Restated December 31, 2006 (Audited)	Original December 31, 2006 (1) (Audited)	Restated December 31, 2005 (Unaudited)	Original December 31, 2005 (2) (Audited)	Restated December 31, 2004 (Unaudited)	Original December 31, 2004 (Audited)
Current Assets
Cash	$212,571	$212,571	$159,839	$159,839	$44,904	$44,904
Inventory	72,564	72,564	50,188	50,188	314,457	314,457
Accounts receivable	486,060	486,060	767,336	767,336	79,233	79,233
Account receivable – Capital Reserve Canada Ltd.	-	-	-	-	325,559	325,559
Prepaid expenses and deposits	-	-	-	-	39,082	39,082
Total Current Assets	771,195	771,195	977,362	977,362	803,235	803,235

Investment in Texas T Companies					72,070	72,070
Investment in Capital Reserve Canada Ltd.	19,272	19,272	250,000	250,000	68	68
Investment in Australian Oil and Gas	-	-	21,770	21,770	7,265	7,265

Property and Equipment
Intellectual property	1,497,024	1,497,024	1,746,062	2,770,678	1,995,099	2,770,678
Real Property (Net of accumulated depreciation)	1,190	1,190	-	-	2,754,876	2,754,876
Office equipment and computers (Net of accumulated depreciation)	-	-	3,213	3,213	11,172	11,172
Total Property and Equipment	1,498,214	1,498,214	1,749,275	2,773,891	4,761,147	5,536,726

Total Assets	$2,288,681	$2,288,681	$2,998,407	$4,023,024	$5,643,785	$6,419,364

Current Liabilities
Accounts payable and accrued expenses	$770,947	$770,948	$587,065	$587,065	$621,220	$621,220
Accounts payable (related parties)	510,262	510,262	316,165	316,165	244,300	244,300
Loans payable (related parties)	499,478	837,739	471,082	1,084,748	1,139,851	1,139,851
Loan payable	60,000	60,000	-	-	2,296,250	2,296,250
Current portion of long-term debt and acquisition cost	76,895	76,895	59,150	154,639	112,500	112,500
Total Current Liabilities	1,917,582	2,255,844	1,433,462	2,142,618	4,414,121	4,414,121

Long Term Liabilities
Loan Payable (related Party)	338,261	-	613,666	-	-	-
Acquisition Cost payable	1,735,964	1,735,964	1,811,848	1,811,848	1,821,051	1,965,101
Total Liabilities	3,991,807	3,991,807	3,858,977	3,954,466	6,235,172	6,379,222

FACT Corporation

Notes to Audited Financial Statements

Years Ended December 31, 2007 and 2006

Note 2 – Restatement of Financial Statements (cont’d)

Consolidated Balance Sheets December 31, 2004, 2005 and 2006

	Restated December 31, 2006 (Audited)	Original December 31, 2006 (1) (Audited)	Restated December 31, 2005 (Unaudited)	Original December 31, 2005 (2) (Audited)	Restated December 31, 2004 (Unaudited)	Original December 31, 2004 (Audited)

Stockholders’ Equity
Class A Common Stock – authorized 100,000,000 shares of no par value: 17,274,406 at December 31,2006 and 2005 and 16,836,367 at December 31,2004	23,103,924	8,991,924	23,083,469	8,733,095	22,470,004	8,119,630
Class A Common stock warrants	-	-	20,455	20,455	47,985	47,985
Accumulated deficit	(24,917,170)	(10,805,170)	(24,076,637)	(8,797,135)	(23,152,642)	(8,170,739)
Accumulated other comprehensive (loss)	110,120	110,120	112,143	112,143	43,266	43,266
Total Stockholders’ Equity	(1,703,126)	(1,703,126)	(860,570)	68,558	(591,387)	40,142
Total Liabilities and Stockholders’’ Equity	$2,288,681	$2,288,681	$2,998,407	$4,023,024	$5,643,785	$6,419,364

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

FACT Corporation

Notes to Audited Financial Statements

Years Ended December 31, 2007 and 2006

Note 2 – Restatement of Financial Statements (cont’d)

Consolidated Statements of Operations

December 31, 2004, 2005 and 2006

	Restated December 31, 2006 (Audited)	Original December 31, 2006 (Audited)	Restated December 31, 2005 (Unaudited)	Original December 31, 2005 (Audited)	Restated December 31, 2004 (Unaudited)	Original December 31, 2004 (Audited)
Revenues
Functional food premix	$1,783,554	$1,783,554	$708,947	$708,947	$918,690	$918,690
Italian Crème sales	-	-	4,326	4,326	274,206	274,206
Consulting income	-	-	382	382	11,700	11,700
Rental income	20,025	20,025	-	86,673	213,011	213,011
	1,803,579	1,803,579	713,655	800,329	1,417,607	1,417,607

Costs and Expenses
Functional food premix	1,524,556	1,524,556	635,732	635,732	507,132	507,132
Italian Crème costs	11,276	11,276	154,170	154,170	224,854	224,854
Impairment of inventory	-	-	-	-	134,176	134,176
Legal	79,652	79,652	-	10,138	70,888	70,888
Consulting fees	230,479	230,479	160,163	145,823	292,134	228,684
Consulting fees/services settled by the issue of shares	-	-	241,200	241,200	56,400	56,400
Depreciation and amortization	252,440	252,440	256,933	15,476	342,719	93,682
Other Administrative expenses	226,860	226,860	309,094	399,977	315,052	315,052
Stock benefit	-	-	-	-	14,400,000
Write down accounts receivable	-	-	34,948	34,948	-	-
Write down investment in Capital Reserve Canada Limited	-	-	266,944	266,944	-	-
Write down of bad debt	-	-	-	-	9,082	3,500
Equity in loss of Texas T Petroleum Ltd.	-	-	112,510	112,510	48,562	48,562
	2,546,891	2,546,891	2,171,694	2,016,917	16,400,999	1,682,930

(Loss) from Operations	$(743,312)	$(743,312)	$(1,458,039)	$(1,216,588)	$(14,983,392)	$(265,323)

FACT Corporation

Notes to Audited Financial Statements

Years Ended December 31, 2007 and 2006

Note 2 – Restatement of Financial Statements (cont’d)

Consolidated Statements of Operations

December 31, 2004, 2005 and 2006

	Restated December 31, 2006 (Audited)	Original December 31, 2006 (Audited)	Restated December 31, 2005 (Unaudited)	Original December 31, 2005 (Audited)	Restated December 31, 2004 (Unaudited)	Original December 31, 2004 (Audited)

Other income and expenses
Other income	-	-	-	-	35	35
Interest income	-	-	264,300	264,300	65,269	65,269
Interest expense	(87,195)	(87,195)	(163,191)	(239,635)	(395,631)	(395,631)
Loss on disposal of marketable securities	(10,026)	(10,027)	(7,417)	(7,417)	-	-
Gain on disposal of assets	-	-	-	572,944	347	347
	(97,221)	(97,221)	93,692	590,192	(329,980)	(329,980)
Provision for income taxes			-	-	-	-
Loss before discontinued operations	(840,533)	(840,533)	(1,364,347)	(626,397)	(15,313,372)	(595,303)
Discontinued operations	-	-	440,350	-	5,582	-
Net (Loss)	$(840,533)	$(840,533)	$(923,995)	$(626,397)	$(15,307,790)	$(595,303)

Net (Loss) per Common Share, basic and diluted
Continuing operations	(0.05)	(0.05)	(0.08)	(0.04)	(1.04)	(0.04)
Discontinued operations	-	-	0.03	-	0.00	-
Net (Loss)	(0.05)	(0.05)	(0.05)	(0.04)	(1.04)	(0.04)

Weighted Average Number of Common Shares Used in Calculation	17,170,545	17,170,545	17,039,444	17,039,444	2,735,542	2,735,542

Net loss	(840,533)	(840,533)	(923,995)	(626,397)	(15,307,790)	(595,303)
Foreign currency translation adjustment	(2,023)	2,023	60,618	(76,615)	86,568	86,568
Unrealized profit (loss) on marketable securities	-	-	8,258	8,258	(15,096)	(15,096)
Total other comprehensive income	$(842,556)	$(838,510)	$(855,119)	$(694,754)	$(15,236,318)	$(523,831)

FACT Corporation

Notes to Audited Financial Statements

Years Ended December 31, 2007 and 2006

Note 2 – Restatement of Financial Statements (cont’d)

Consolidated Statements of Stockholders’ Equity (Deficit)

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

FACT Corporation

Notes to Audited Financial Statements

Years Ended December 31, 2007 and 2006

Note 2 – Restatement of Financial Statements (cont’d)

Consolidated Statements of  Stockholders’ Equity (Deficit)

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

FACT Corporation

Notes to Audited Financial Statements

Years Ended December 31, 2007 and 2006

Note 2 – Restatement of Financial Statements (cont’d)

Consolidated Statements of Cash Flows - December 31, 2004, 2005 and 2006

	Restated December 31, 2006 (Audited)	Original December 31, 2006 (Audited)	Restated December 31, 2005 (Unaudited)	Original December 31, 2005 (Audited)	Restated December 31, 2004 (Unaudited)	Original December 31, 2004 (Audited)
Cash flows from operating activities:
Net (loss)	$(840,533)	$(840,533)	$(1,364,347)	$(626,397)	$(15,307,790)	$(595,305)
Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities:
Depreciation, depletion and amortization	252,434	252,434	264,514	15,476	342,719	93,682
Stock benefits					14,400,000
Gain (loss) disposal of assets				(583,854)	-	-
Equity in Texas T Petroleum Ltd.			(50,648)	(50,648)	371	371
Adjustment to cash at beginning of period from disposition of Capital Reserve Canada Limited	-	-	-	-	3,920	3,920
Issuance of shares for settlement of services			241,200	241,200	56,400	56,400
Write down investment in Capital Reserve Canada limited.	221,628	221,628	266,944	266,944	-	-
Write down uncollectible account	-	-	34,948	34,948	9,082	3,500
Write down investment in Texas T Petroleum Ltd.	-	-	112,510	112,510
Loss on sale of securities	10,027	10,027	7,417	7,417	(339)	(339)
Changes in operating assets and liabilities
(Increase) Decrease in accounts receivable	281,276	281,276	(589,367)	(339,435)	36,575	36,575
(Increase) Decrease in prepaid expenses and deposits	-	-	39,082	39,082	(12,570)	(12,570)
(Increase) Decrease in inventory	(22,376)	(22,376)	264,269	264,269	(256,169)	(256,169)
Increase (Decrease) in accounts payable and accrued expenses	378,988	378,988	18,111	37,710	269,056	269,056
Total cash flows provided by (used in) operating activities	281,444	281,444	(755,365)	(580,779)	(458,745)	(400,877)

Cash flows from investing activities:
Acquisition of property and equipment	(1,373)	(1,373)	(4,749)	(4,749)	(16,400)	(16,400)
Proceeds from disposal of real property	-	-		3,327,820	-	-
Acquisition of shares in Capital Reserve Canada Ltd.	-	-		(249,932)	-	(68)
Disposition oil and gas assets net accretion	-	-	-		-	6,959
Proceeds from sale of securities	20,843	20,843	11,069	11,069	9,714	9,714
Total cash flows provided by (used in) investing activities	19,470	19,470	6,320	3,084,207	(6,686)	205

FACT Corporation

Notes to Audited Financial Statements

Years Ended December 31, 2007 and 2006

Note 2 – Restatement of Financial Statements (cont’d)

Consolidated Statements of Cash Flows - December 31, 2004, 2005 and 2006

	Restated December 31, 2006 (Audited)	Original December 31, 2006 (Audited)	Restated December 31, 2005 (Unaudited)	Original December 31, 2005 (Audited)	Restated December 31, 2004 (Unaudited)	Original December 31, 2004 (Audited)
Cash flows from financing activities:
Proceeds from Loan	60,000	60,000	-	-	427,599	427,599
Repayment of long-term debt	-	-	-	-	(48,709)	(48,709)
Reduction to loan payable	-	-	-	(2,296,250)	(433,627)	(433,627)
Proceeds (Repayment) of related party loans	(247,009)	(247,009)	(55,103)	(55,103)	479,730	479,730
Acquisition cost payable	(59,150)	(59,150)	(42,954)	(111,114)	(31,676)	(95,127)
Capital contribution by an officer	-	-	22,368	22,368	6,916	6,916
Proceeds from sale of common stock (net of offering costs)	-	-	-	-	19,600	19,600
Total cash flows provided by (used in) financing activities	(246,159)	(246,159)	(75,689)	(2,440,099)	419,833	356,382
Cash flows from discontinued operations:
Proceeds from sale of property	$-	$-	$1,031,570	$-	$-	$-
Cash flows from operations	-	-	(132,594)	-	1,309	-
Total cash flows provided by (used in) discontinued operations	-	-	898,976	-	1,309	-

Foreign currency translation adjustment	(2,023)	(2,023)	40,693	51,606	39,840	39,840

Net change in cash	52,732	52,732	114,935	114,935	(4,449)	(4,449)

Cash balance at beginning of period	159,839	159,839	44,904	44,904	49,353	49,353

Cash balance at end of period	212,571	212,571	159,839	159,839	44,904	44,904

Supplemental disclosure of cash flow information:
Interest paid	34,636	34,636	239,635	239,635	395,631	395,631
Income taxes paid

Non-cash investing and financing transactions:
Acquisition of shares of Capital Reserve Canada Limited	-	-	(250,000)	-	-	-
Recovery on disposition of Capital Canada (net of impairment of $325,000 (2004))	-	-	325,000	325,000	325,559	325,559
Recovery of value of shares of FACT Corporation previously eliminated due to cross ownership by Texas T Petroleum Ltd.	-	-	8,278	8,278	-	-
Return to treasury of common shares	-	-	(10,910)	(10,910)	-	-

FACT Corporation

Notes to Audited Financial Statements

Years Ended December 31, 2007 and 2006

Note 2 – Restatement of Financial Statements (cont’d)

Quarterly results for the years ended December 31, 2004, 2005 and 2006

All information presented below with respect to quarterly results is unaudited.

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

FACT Corporation

Notes to Audited Financial Statements

Years Ended December 31, 2007 and 2006

Note 2 – Restatement of Financial Statements (cont’d)

Disposition of subsidiaries fiscal 2005 and 2005

Quarterly information presented below with respect to discontinued operations is unaudited.

Quarterly impact of discontinued operations in fiscal year ended December 31, 2004:

	First quarter	Second quarter	Third quarter	Fourth quarter
Petroleum and nature gas revenue (net of royalties)	$12,808	$23,718	$34,050	$43,245
Cost and administrative expense	(8,238)	(14,943)	(26,916)	(37,662)
Profit (loss)	4,570	8,775	7,134	5,583
Earnings (loss) from discontinued operations	$4,570	$8,775	$7,134	$5,583

Quarterly impact of discontinued operations in fiscal year ended December 31, 2005:

	First quarter	Second quarter	Third quarter	Fourth quarter
Rental and interest income net of operating cost	$69,094	$109,613	$85,645	$86,571
Cost and administrative expense	35,410	170,342	196,053	(219,162)
Profit (loss)	33,684	(60,729)	(110,406)	(132,591)
Gain on disposal	-	723,866	546,156	552,049
Earnings (loss) from discontinued operations	$33,684	$663,137	$435,750	$419,458

FACT Corporation

Notes to Audited Financial Statements

Years Ended December 31, 2007 and 2006

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

The 2,000,000 shares of the Company’s Class C common stock that were issued on November 20, 2001, were convertible into a total of 12,000,000 shares of the Company’s Class A common stock.  On August 6, 2003, the Company completed a 4 for 1 reverse split which impacted its Class A common stock.  The consolidation did not impact the Class C holders, and as a result an amount of $288,000, which represents the award benefit to the holders of the Class C common stock at the date of the reverse split, discounted at a rate of 80% due to the illiquidity in the market for the Company’s Class A common shares,  has been expensed in the fiscal year ended December 31, 2003.  As of February 11, 2004, all of the holders of the Company’s Class C common stock elected to convert all of their shares into shares of Class A common stock.  During the second quarter of fiscal 2004, the Class C common stock was canceled and a total of 12,000,000 shares of Class A common stock were issued.

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

b.

FACT is obligated to make minimum royalty payments each year. In year 2008, the minimum amount of royalty payments to be paid is $99,963. For each subsequent year, the minimum amount increases by 30%. Amounts for the next 5 years are as follows:

2008 – $  99,963

2009 – $129,953

2010 – $168,938

2011 – $219,620

2012 – $285,506

Upon reaching 2012, all remaining royalties become due and payable.

FACT Corporation

Notes to Audited Financial Statements

Years Ended December 31, 2007 and 2006

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

Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” addresses financial accounting and reporting: (1) at the date of acquisition of goodwill and intangible assets apart from goodwill acquired other than in a business combination and (2) all goodwill and intangible assets apart from goodwill subsequent to their acquisition. A principal requirement of this statement is to determine the useful lives of intangible assets and amortize or not amortize the intangible assets accordingly. Intangible assets apart from goodwill with finite lives are to be amortized over their useful lives to their residual value, if any, whereas goodwill and intangible assets apart from goodwill with indefinite lives are not to be amortized. Another principal requirement of this statement relates to impairment of intangible assets. This statement, in its entirety, became effective for the Company on January 1, 2002. Certain provisions of the statement were effective July 1, 2001 since the intangible assets were acquired after that date. Management believes that currently the intangible assets have an indefinite useful life, but expects that once significant commercial operations commence using the intangible assets, an estimated useful life will be determinable and the intangible assets will be amortized.

Note 4 – Accounts Receivable

The  following schedule provides an analysis of the Company’s accounts receivable:

	2007	2006
Withholding tax recoverable on sale of real property (a)	$-	$29,492
Trade receivables	211,380	456,568
	$211,380	$486,060

(a)

During the year the Company successfully concluded the sale of its two commercial properties located in Calgary, Alberta, Canada (Note 4).  The balance due to the Company after retirement of all underlying mortgages and loans secured by the two properties was reduced by a recoverable tax hold-back of CDN$310,000 (US$276,291).  The Company is taking the appropriate actions to secure the release of this amount, which is presently withheld for tax purposes by the Canadian tax authorities.  During fiscal 2006 the Company was successful in recovering $246,799 from the Canadian tax authorities as a result of certain filings.  Management realized the remaining balance of these proceeds during fiscal 2007.

FACT Corporation

Notes toAudited  Financial Statements

Years Ended December 31, 2007 and 2006

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

Note 6 - Distribution of Capital Canada

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

During fiscal 2006 the Company commenced the sale of these securities realizing proceeds of $2,100 prior to the end of the year.  At year end the Company still held a total of 481,800 shares of Capital Reserve Canada Ltd. with a market value of $19,272.  Accordingly the Company wrote down the book value of the investment, recording a loss of $7,000 with respect to sales of securities completed during the year, and a permanent decline on the value of the securities of $221,628. During fiscal 2007 the Company continued to sell the remaining securities realizing proceeds of $26,031 prior to the end of the year with respect to the sale of 473,758 shares.  The Company recorded a gain on the sale of these securities totaling $7,081.   At year end the Company still held a total of 8,042 shares with a book value of $322.

FACT Corporation

Notes to Audited Financial Statements

Years Ended December 31, 2007 and 2006

Note 7 – Loans Payable (related parties)

Loans Payable from various related parties have the following terms at December 31:

Repayment terms	Interest rate	2007	2006
Demand	10%	$178,245	$162,658
Demand	18%	66,205	-
Demand	10%	371,015	336,820
Demand	0%	143,353	-
Due within 2 years	10%	234,878	338,261
		$993,696	$837,739

The loan payable of $378,231includes $234,878 which is secured by liens on the Company's accounts receivable and investments and bears interest at a rate of 10% p.a., maturing on June 20, 2008. Interest is accrued monthly until maturity, at which time principal and all accrued and unpaid interest becomes due and payable.    The remaining balance of the loan totaling $143,353 relates to  the amount owing by FACT Products, a wholly owned subsidiary of FACT Group.  This amount was previously payable to a supplier of FACT Products but was assumed by Ultimate Destinations Inc. by way of a settlement payment made to the supplier to settle certain litigation between FACT Products and the supplier.  The amount is non-interest bearing and is due on demand.

Note 8 – Loans Payable

During the fiscal year ended December 31, 2006, the Company received loans from two arms length third parties totaling $60,000.  The loans are repayable on demand and bear interest at a rate of 10% per annum. During fiscal 2007 the Company received a further loan of $21,000 and accrued interest totaling $7,525 with respect to the above noted loans payable.

Note 9 – Common stock

There were no transactions during the fiscal years ended December 31, 2007 and 2006.

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

Note 10 – Stock-Based Compensation

Issuance of stock options

During the year ended December 31, 2001, the Company adopted a stock option and stock award plan effective April 1, 2001. The plan allows the Board of Directors, or its appointed administrator, to grant stock awards or stock options to employees, directors, and consultants, in a quantity not to exceed 1,000,000 shares and subject to other provisions of the plan. Characteristics of the options, including vesting, execution price, and expiration, are determined by the Board of Directors. During 2001, the Company granted non-qualified stock options to directors, employees and consultants for 650,000 shares of Class A common stock. No options were issued during 2002.  During 2003, the Company canceled a total of 600,000 of the options previously granted to officers, directors, employees and consultants and obtained

FACT Corporation

Notes to Audited Financial Statements

Years Ended December 31, 2007 and 2006

Note 10 – Stock-Based Compensation (continued)

shareholder approval for a 2003 Stock Option and Award Plan (the “Plan”).  Under the 2003 Plan 1,000,000 shares may be issued to employees, officers, directors and/or consultants.  On August 26, 2003 the Board of Directors set the exercise price for stock options granted under the 2003 Plan at $0.41 per share, which price represents 110% of the closing price of the Company’s shares on that date.  There were no options granted during the years ended December 31, 2007 and 2006.

 The following is a table of outstanding options and changes during 2007 and 2006:

	Employee Options	Non-employee Options	Weighted Average Exercise Price
Options Outstanding, December 31, 2005 and 2004	12,500	56,250	4.00
Options expired	(12,500)	(56,250)	—
Options Outstanding, December 31, 2006 and 2007	—	—	—

Note 11 – Warrants

The Company had outstanding warrants to purchase 165,186 shares of its Class A common stock at December 31, 2005 at $0.34 per share.

The following schedule shows the warrants outstanding and changes made during the years ending December 31, 2007, 2006 and 2005:

	Number	Weighted Average Exercise Price

Warrants outstanding December 31, 2005	165,186	$0.34

Changes during the year 2006:
Issued	-	-
Expired	(165,186)	$-

Warrants outstanding December 31, 2006 and 2007	-	$-

Where appropriate an allocation has been made in the consolidated statements of stockholders’ equity between common stock and common stock warrants to give effect to the estimated fair value of the common stock warrants.

Note 12 – Related Party Transactions

During the year ended December 31, 2005, the Company entered into a loan agreement in the total amount of $250,000 with respect to amounts previously advanced from International Securities Group Inc., which is owned by a former member of the Company’s Board of Directors, W. Scott Lawler.   As at the year ended December 31, 2005 a total of $293,405 was due to International Securities Group Inc., including interest accrued during the most recently completed fiscal year totaling $27,545 calculated at 10% per annum.  During fiscal 2006, a further $12,429 was added to the principal balance of the loan and accrued interest totaled $30,986 for a balance of $336,820 as at December 31, 2006.  During fiscal 2007 interest totaling $31,859 and a foreign exchange loss of $2,336 were applied to the principal balance of the loan for a closing balance of $371,015 at the year ended December 31, 2007.  During the fiscal year ended December 31, 2007 Mr. W. Scott Lawler resigned from the Company’s board of directors.  International Securities Group Inc. continues to provide the Company administrative services on a monthly basis.

FACT Corporation

Notes to Audited Financial Statements

Years Ended December 31, 2007 and 2006

Note 13– Recent Accounting Pronouncements

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

In December 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset. The provisions are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the statement.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115”. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently assessing the impact adoption of SFAS No. 159 will have on its consolidated financial statements.

FACT Corporation

Notes to Audited Financial Statements

Years Ended December 31, 2007 and 2006

Note 13– Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statements No.141 (revised 2007), “Business Combinations” (“FAS 141(R)”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of FAS 141 (R) and FAS 160 are effective for the fiscal year beginning January 1, 2009. We are currently evaluating the provisions of FAS 141(R) and FAS 160.

Note 14 – Income Taxes

As of December 31, 2007 the Company had approximately $7,268,000 (2006 - $6,773,303) of net operating loss carryover that expires between 2022 and 2027.  The Company had deferred tax assets of approximately $2,941,000 (2006 - $2,740,789) relating to the net operating loss carryover.  A valuation allowance has been provided for the total amount since the amounts, if any, of future revenues necessary to be able to utilize the carryover, are uncertain.  A reconciliation of income taxes computed using the statutory federal income tax compared to the effective tax rate is as follows:

	2007	2006
Federal tax computed at the expected statutory rate	(35.0)%	(35.0)%
State income tax, net of federal tax benefit	(3.0)	(3.0)
Estimated foreign income taxes	(3.6)	(3.6)
Net change in valuation allowance	41.6	41.6

Income tax expense - effective rate	00.0%	00.0%

Because of the 50% change in ownership rules of the Internal Revenue Code, certain prior net operating loss carryforwards are no longer available from periods before 2001.  Carryover of net operating losses available may also be restricted due to future changes in ownership.

Note 15 – Commitments

The Company’s subsidiary, Wall Street, presently leases 3,840 square feet of office space at 1530-9th Ave S.E., Calgary, Alberta Canada, from Sun Prairie Resources Ltd., from which location the Company and all its subsidiaires carry on operations. The lease is for a four year term ending on July 31, 2010.  There is no provision in the lease for renewal.

Under the terms of the lease Wall Street pays monthly rent at a fixed rate of $11.72 (CAD$11.50) per square foot for a total of $3,750 (CAD$3,680) per month, plus operating costs of approximately $8.42 (CAD$8.26) per square foot totaling $2,693 (CAD$2,643), plus applicable taxes.  Annual fluctuations in operating costs as a result of actual costs versus budgeted costs may result in adjustments to the operating costs for each ensuing year.

Minimum Annual lease payments (inclusive of estimated operating costs) are as follows:

2008 - $77,316

2009 - $77,316

2010 -  $45,101

   $199,733

FACT Corporation

Notes to Audited  Financial Statements

Years Ended December 31, 2007 and 2006

Note 15 – Commitments – Cont’d

Wall Street has sublet the space as follows:

-

International Securities Group Inc. has a sublease for 2,125 square feet on a month to month basis at a rate of $3,567 (CAD$3,500) per month, inclusive of operating costs, plus applicable taxes;

-

FACT Corporation has a sublease for 768 square feet on a month to month basis at a rate of $1,288 (CAD$1,264)  per month, inclusive of operating costs, plus applicable taxes.

Wall Street will look to sublease any available square footage in early 2008 for the balance of the term of the lease.  There are presently no formal lease agreements between Wall Street and its subtenants.

Note 16 – Other Events

Shareholders of FACT Corporation as of January 10, 2007, will receive dividend shares of FACT Products Inc. on the basis of 1 share for every 5 shares of FACT Corporation.   The Company expects to complete the distribution during fiscal 2008.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

NAME	AGE	POSITION
Jacqueline Danforth	36

President, Secretary/Treasurer and Director of FACT Corporation, President, Secretary and Director of Food and Culinary Technology Group Inc., President, Secretary-Treasurer and Director of FACT Products Inc., President and Director of Wall Street Investment Corp., President, Secretary, Treasurer and a Director of Wall Street Real Estate Ltd.

Paul Litwack	53	Director of FACT Corporation, Director of Food and Culinary Technology Group, Inc.
Dr. Brian Raines	70	Director of FACT Corporation

The Company’s directors are elected by the holders of FACT's common stock.  Cumulative voting for directors is not permitted.  The term of office of directors of FACT ends at the next annual meeting of FACT's shareholders or when their successors are elected and qualified.  The annual meeting of shareholders is specified in FACT's bylaws to be held within six months from the Company's fiscal year end or within 15 months from the date of the last annual meeting.  The Company’s 2007 Annual Meeting was held on July 31, 2007.  The term of office of each officer of FACT ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his successor is elected and qualifies.  Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of FACT.

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

Section 16(a) Beneficial Ownership Reporting Compliance

There were no officers, directors or beneficial owners of more than 10% of our securities who did not file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonquali-fied Deferred Compen-sation ($)	All Other Compen-sation ($)	Total ($)
Jacqueline Danforth, President & CEO	2007	$101,244	-0-	-0-	-0-	-0-	-0-	$101,244	$101,244
	2006	$60,933	-0-	-0-	-0-	-0-	-0-	$60,933	$60,933
	2005	$82,500	-0-	-0-	-0-	-0-	-0-	-0-	$82,500

(1) For 2007 Ms. Danforth received payment of $35,000 and the balance of $66,244 was accrued.

For 2006 Ms. Danforth received payments of $40,311and the balance of $20,622 was accrued.  Ms. Danforth was on maternity leave from March 17, 2007 to November 1, 2007;

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

There were no stock options granted during the fiscal year ended December 31, 2007.  The Company’s Board of Directors and shareholders approved a Stock Option and Award plan for up to 1,000,000 options during fiscal 2003 (the “Plan”).There have been no awards or options granted under the Plan as of the date of this report.

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of the fiscal year ended December 31, 2007, in regard to any securities authorized for issuance under equity compensation plans.

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

The following table sets forth information, as of April 9, 2008, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% shareholders  have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Class A Common	Caribbean Overseas Investments Ltd. COR 12 Baymen Ave and Calle Al Mar Belize City, Belize	1,170,296 Class A common shares	6.82%
Class A Common	International Securities Group Inc. 1530 9th Ave SE Calgary, Alberta T2G 0T7	6,307,456 Class A common shares held in the name of International Securities Group Inc.(2)	36.78%
Common		7,477,752 Common shares	43.60%

(1)  Based on 17,154,406 shares of common stock issued and outstanding.

(2)

Mr. Lawler, a former director and officer, is the beneficial owner of International Securities Group Inc.

Security Ownership of Management

The following table sets forth information, as of April 9, 2008, with respect to the beneficial ownership of the Company’s common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS

Class A Common	Jacqueline R. Danforth, President, Secretary, Treasurer and director of FACT Corporation; President, director and Secretary of Food and Culinary Technology Group, Inc., director of FACT Products Inc., President, Secretary, Treasurer and director of Wall Street Real Estate Ltd. and President and director of Wall Street Investment Corp (9) c/o 1530-9th Ave S.E. Calgary, Alberta, Canada T2G OT7	118,410 Class A common shares directly and 300,369 shares are held indirectly in the name of Argonaut Management Group Inc. (2)	2.44%
Class A Common	Dr. Brian Raines, director of FACT Corporation (3)	960,000 Class A common shares held in the name of Food Information Services Inc. (4)	5.58%
Class A Common	Paul Litwack, director of FACT Corporation and Food and Culinary Technology Group Inc. (5)	360,000 Class A common shares	2.09%
Common	All Officers and Directors as a group	1,738,779 Common shares	10.11%

(1)

Based on 17,154,406 shares of Class A common stock outstanding.

(2)

Ms. Danforth is the beneficial owner of Argonaut Management Group Inc.

(3)

Dr. Raines will receive incentive stock options for 100,000 shares under the Company’s 2003 Stock Option and Stock Award Plan.  The stock options have not yet been issued.

(4)

Food Information Services Inc. is a Florida corporation owned by Dr. Raines.

(5)

Mr. Litwack will receive incentive stock options for 100,000 shares under the Company’s 2003 Stock Option and Stock Award Plan.  The stock options have not yet been issued.

Changes in Control

There are no arrangements known to the Company which may result in a change of control of the Company.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Ultimate Resort Destinations Inc., a Nevada corporation, holds a Secured Convertible Debenture issued to it by the Company in the total amount of $650,000 dated December 31, 2002 and originally maturing on December 31, 2004.  During the month of December 2004, the Company renegotiated the terms of the Debenture with the lender to extend the note for a period up to an additional 12 months, or December 31, 2005.  Interest will continue to accrue at a rate of 18% per annum, and shall accrue until maturity, at which time the principal and all accrued and unpaid interest shall become due and payable. During fiscal year ended December 31, 2005, the Company paid an amount of $200,905 which was applied first to interest and then to principal.  At December 31, 2005, the debenture was renegotiated to extend the term for a further 30 months to June 30, 2008.  Subsequent to the fiscal year ended December 31, 2005, the Company paid down an amount of $27,476 against interest and $181,785 against principal on the debenture and the debenture holder agreed to a reduction in the interest rate to 10% per annum. During fiscal 2006, the Company reduced the loan by a further payment of $65,717 as to principal. During fiscal 2007 the Company further reduced the loan by payment of $8,315 as to principal and $63,990 to accrued interest.  As at the date of this report, the sole director and officer of Ultimate Resort Destinations Inc. is Mr. Clifford Larry Winsor who is Ms. Danforth’s stepfather.  The outstanding balance of the loan including interest as at December 31, 2007 totaled $234,878.   During fiscal 2007 Ultimate Resort Destinations Inc. assumed an amount payable to a supplier of

FACT Products totaling $143,353 by way of a settlement payment made to the supplier to settle certain litigation between FACT Products and the supplier.  The amount is non-interest bearing and is due on demand.

During the fiscal year ended December, 31 2005, the Company entered into a loan agreement in the total amount of $250,000 with respect to amounts previously advanced, with International Securities Group Inc., which is owned by a former member of the Company’s Board of Directors, W. Scott Lawler.  The loan is at an interest rate of 10% per annum and has so specific terms of repayment.  During fiscal 2006 the principal amount of the loan was increased by $12,429, and accrued interest totaling $30,986 for a balance of $336,820 as at December 31, 2006. During fiscal 2007 accrued interest totaled $31,859 resulting in a year end balance payable of $371,015.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December 31, 2007 and December 31, 2006:

Services	2007	2006
Audit fees	$5,000	$6,000
Audit related fees	$650	$3.750
Tax fees	$18,100	-
Total fees	$23,800	$9,750

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
Date: April 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:/s/ Jacqueline R. Danforth
Name: Jacqueline R. Danforth
Title: President and Member of the Board of Directors
Date: April 15, 2008

By:/s/ Dr. Brian Raines

Name: Dr. Brian Raines

Title: Member of the Board of Directors
Date: April 15, 2008

By:/s/ Paul Litwack

Name:  Paul Litwack
Title: Member of the Board of Directors
Date: April 15, 2008