Form 10KSB/A
period 2006-12-31
FACT CORP
filed 2008-05-09
CIK 707674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Amendment No. 2

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

In connection with the changes described above, the Registrant r re-filed the Financial Statements  and the Notes to the Financial Statements, in Amendment No. 1 to its annual report on Form 10-KSB for the fiscal year ended December 31, 2006 on February 12, 2008.  The document filed on February 12, 2008 did not contain the Report of Independent Registered Public Accounting Firm as the restatements presented had not been audited by the Company’s current independent registered public account firm at that date.  Subsequent to the filing of Amendment No. 1 as described above, the Company’s current auditors have completed the re-audit of the Company’s financial statements to the fiscal year ended December 31, 2006, as well as a review of certain adjustments made to the previously filed financial statements to the fiscal year ended December 31, 2005, and have provided the Company with their report thereon.  This Amendment No. 2 to the annual report on Form 10-KSB for the fiscal year ended December 31, 2006, includes the report of its current auditors with respect to the fiscal year ended December 31, 2006 and the adjustments described in Note 2 herein that were applied to restate the 2005 financial statements.  Further, the Company has included a copy of the original audit report received from its predecessor auditors, Miller & McCollom, with respect to the figures originally presented for the fiscal year ended December 31, 2005.    Management has further revised the presentation of  the information contained in Note 2 to the financial statements contained in this filing to clarify which adjustments have been audited, as opposed to unaudited.  The Company believes this filing of Amendment No. 2 accurately and fully represents all adjustments and restatements to its prior filed reports on Form 10-KSB for the fiscal year ended December 31, 2006.

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

During the fiscal year ended December 31, 2005, the Company sold certain marketable securities and recorded a loss of $7,417 in respect of the transaction.  During fiscal 2006, the Company continued to liquidate its marketable securities and recorded a loss of $10,027 with respect to the sale of certain of these securities.

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

ITEM 7.      FINANCIAL STATEMENTS

FACT CORPORATION

FINANCIAL STATEMENTS

AS AT THE FISCAL YEARS ENDED DECEMBER 31, 2006 and 2005

AMENDED AND RESTATED

INDEX TO FINANCIAL STATEMENTS

FACT CORPORATION

FINANCIAL STATEMENTS

AMENDED AND RESTATED

Page

Financial Statements:

Report of Independent Registered Public Accounting Firm	F-3

Report of Predecessor Independent Registered Public Accounting Firm	F-4

Consolidated Balance Sheets	F-5 to F-6

Consolidated Statements of Operations	F-7

Consolidated Statements of Cash Flows	F-8 to F-9

Consolidated Statement of Stockholders’ Equity	F-10

Notes to Financial Statements	F-11 to F-35

Child, Van Wagoner &

Bradshaw, PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Fact Corporation

We have audited the accompanying consolidated balance sheet of Fact Corporation as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of FACT Corporation as of December 31, 2005, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated April 17, 2006.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fact Corporation as of  December 31, 2006, and the results of its operations, changes in stockholders’ deficit  and its cash flows for the  year then  ended,   in conformity with accounting principles generally accepted in the United States of America.

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

As discussed above, the financial statements of FACT Corporation as of December 31, 2005, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated April 17, 2006.  Subsequent to April 17, 2006, as described in Note 2, these financial statements have been restated. We audited the adjustments described in Note 2 that were applied to restate the 2005 financial statements.  In our opinion, such adjustments are appropriate and have been properly applied.  However, we were not engaged to audit, review, or apply any procedures to the 2005 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2005 financial statements taken as a whole.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

April 14, 2008

This report is a copy of the previously issued report.

MILLER AND MCCOLLOM has not reissued the report

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

/s/ Miller and McCollom

MILLER AND MCCOLLOM

Certified Public Accountants

4350 Wadsworth Boulevard, Suite 300

Wheat Ridge, Colorado 80033

April 17, 2006

FACT CORPORATION Consolidated Balance Sheets
	December 31,
	2006 (Audited) (Restated)	2005 (Audited) (Restated)

Current Assets
Cash	212,571	159,839
Inventory	72,564	50,188
Accounts receivable (Note 4)	486,060	767,336
Account receivable – Capital Reserve Canada Ltd.	-	-
Prepaid expenses and deposits	-	-
Total Current Assets	771,195	977,362

Investment in Capital Reserve Canada Ltd. (Note 17)	19,272	250,000
Investment in Australian Oil and Gas (Note 7)	-	21,770

Property and Equipment
Intellectual property (Note 3)	1,497,024	1,746,062
Real Property (net of accumulated depreciation of $188 in 2006) (Note 5)	1,190	-
Office equipment and computers (net of accumulated depreciation of $31,684 for 2006 and $28,471 in 2005)	-	3,213
Total Property and Equipment	1,498,214	1,749,275

Total Assets	2,288,681	2,998,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	770,948	587,065
Accounts payable (related parties)	510,262	316,165
Loans payable (related parties) (Note 8)	499,478	471,081
Loan payable (Note 9)	60,000	-
Current portion of long-term debt and acquisition cost	76,895	59,150
Total Current Liabilities	1,917,583	1,433,461

Long Term Liabilities
Loan payable (related party) (Note 8)	338,261	613,666
Acquisition cost payable (Note 3)	1,735,964	1,811,848
Total Long-Term Liabilities	2,074,225	2,425,514

Total Liabilities	3,991,808	3,858,975
Commitments and contingencies

See Accompanying Notes to Audited Financial Statements

FACT CORPORATION Consolidated Balance Sheets
	December 31,
	2006 (Audited) (Restated)	2005 (Audited) (Restated)

Stockholders' Equity
Class A Common Stock - authorized 100,000,000 shares of no par value; 17,274,406 issued and outstanding as at December 31, 2006 and December 31, 2005 (Note 9)	23,103,924	23,083,469
Class A Common stock warrants	-	20,455
Accumulated deficit	(24,917,170)	(24,076,637)
Accumulated other comprehensive (loss)	110,120	112,143
Total Stockholders' Equity	(1,703,126)	(860,570)
Total Liabilities and Stockholders' Equity	2,288,681	2,998,407

See Accompanying Notes to Audited Financial Statements

FACT CORPORATION Consolidated Statements of Operations
	December 31,
	2006 (Audited) (Restated)	2005 (Audited) (Restated)
Revenues
Functional food premix	1,783,554	708,947
Italian Crème sales	-	4,326
Consulting income	-	382
Rental income	20,025	-
	1,803,579	713,655
Costs and Expenses
Functional food premix	1,524,556	635,732
Italian Crème costs	11,276	154,170
Legal	79,652	-
Consulting fees	230,479	160,163
Consulting fees/services settled by the issue of shares	-	241,200
Depreciation and amortization	252,440	256,933
Other Administrative expenses	226,860	309,094
Write down accounts receivable	-	34,948
Write down investment in Capital Reserve Canada Limited	221,628	266,944
Equity loss in Texas T Petroleum Ltd	-	112,510
	2,546,891	2,171,694
(Loss) from operations	(743,312)	(1,458,039)
Other income and expenses
Interest income	-	264,300
Interest expense	(87,195)	(163,191)
Loss on disposal of marketable securities	(10,027)	(7,417)
	(97,221)	93,692
Provision for income taxes		-
Loss before discontinued operations	(840,533)	(1,364,347)
Discontinued operations		440,350
Net (Loss)	(840,533)	(923,995)

Net (Loss) per Common Share, basic and diluted
Continuing operations	(0.05)	(0.08)
Discontinued operations	-	0.03
Net (Loss)	(0.05)	(0.05)

Weighted Average Number of Common Shares Used in Calculation	17,170,545	17,039,444
Other comprehensive income
Net loss	(840,533)	(923,995)
Foreign currency translation adjustment	2,023	60,618
Unrealized profit (loss) on marketable securities	-	8,258
Total other comprehensive income	(838,510)	(855,119)

See Accompanying Notes to Audited Financial Statements

FACT CORPORATION Consolidated Statements of Cash Flows
	December 31,
	2006 (Audited) (Restated)	2005 (Audited) (Restated)

Cash From Operating Activities:
Net (loss)	(840,533)	(1,364,347)
Reconciling adjustments
Depreciation, depletion and amortization	252,434	264,514
Equity in Texas T Petroleum Ltd	-	(50,648)
Issuance of shares for settlement of services	-	241,200
Write down investment in Capital Reserve Canada	221,628	266,944
Write down uncollectible account	-	34,948
Write down investment in Texas T Petroleum Ltd.	-	112,510
Loss on sale of securities	10,027	7,417
Changes in operating assets and liabilities
Accounts receivable	281,276	(589,367)
Prepaid expenses and deposits	-	39,082
Inventory	(22,376)	264,269
Accounts payable and accrued expenses	378,988	18,111
Net Cash Flows From Operating Activities	281,444	(755,365)

Cash From Investing Activities:
Acquisition of property and equipment	(1,373)	(4,749)
Proceeds from sale of securities	20,843	11,069
Net Cash Flows From Investing Activities	19,470	6,320

Cash From Financing Activities:
Loan proceeds	60,000	-
Proceeds (Repayment) of related party loans	(247,009)	(55,103)
Acquisition cost payable	(59,150)	(42,954)
Capital contribution by an officer	-	22,368
Net Cash Flows From Financing Activities	(246,159)	(75,689)

Cash Flows From Discontinued Operations:
Proceeds from sale of property	-	1,031,570
Cash flows from operations	-	(132,594)
Net Cash Flows From Discontinued Operations	-	898,976

Foreign currency translation adjustment	(2,023)	40,693

See Accompanying Notes to Audited Financial Statements

FACT CORPORATION Consolidated Statements of Cash Flows
	December 31,
	2006 (Audited) (Restated)	2005 (Audited) (Restated)

Net change in cash and cash equivalents	$52,732	$114,935
Cash at beginning of period	159,839	44,904
Cash at end of period	$212,571	$159,839

Supplemental disclosure of cash flow information:
Interest paid	$34,636	$239,635
Income taxes paid	-	-

Non-cash investing and financing transactions:
Acquisition of shares of Capital Reserve Canada Limited	$-	$(250,000)
Recovery on disposition of Capital Canada (net of impairment of $325,000 (2004))	$-	$325,000
Recovery of value of shares of FACT Corporation previously eliminated due to cross ownership by Texas T Petroleum Ltd.	$-	$8,278
Return to treasury of common shares	$-	$(10,910)

See Accompanying Notes to Audited Financial Statements

FACT CORPORATION Consolidated Statements of Shareholders’ Equity (Restated)
	Class A Common Stock		Class C Common Stock		Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2004	16,816,180	22,470,004	—	—	440,811	47,985	(23,152,642)	43,267	(591,386)
Stock issuances related to services	480,000	241,200	—	—	—	—	—	—	241,200
Capital Contribution by Officer	—	22,368	—	—	—	—	—	—	22,368
Re-addition of shares of FACT Corporation held by Texas T Petroleum Ltd. upon divestiture of interest in Texas T Petroleum Ltd.	20,187	8,278	—	—	—	—	—	—	8,278
Reverse impairment due to distribution of CRCL shares	—	325,000	—	—	—	—	—	—	325,000
Foreign currency translation adjustment	—	—	—	—	—	—	—	60,618	60,618
Unrealized gain on marketable securities	—	—	—	—	—	—	—	8,258	8,258
Return of shares for cancellation	(41,961)	(10,910)	—	—	—	—	—	—	(10,910)
Cancellation/expiry of warrants	—	27,530	—	—	(275,625)	(27,530)	—	—	—
Net loss for the period ended December 31, 2005	—	—	—	—	—	—	(923,995)	—	(923,995)
Balance at December 31, 2005	17,274,406	23,083,469	—	—	165,186	20,455	(24,076,637)	112,143	860,570
Cancellation/expiry of warrants	—	20,455	—	—	(165,186)	(20,455)	—	—	—
Net loss for the period ended December 31, 2005	—	—	—	—	—	—	(840,533)	—	(840,533)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,023)	(2,023)
Balance at December 31, 2006	17,274,406	23,103,924	—	—	—	—	(24,917,170)	110,120	(1,703,126)

See Accompanying Notes to Audited Financial Statements

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

(Audited) (Restated)

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

(Audited) (Restated)

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

(Audited) (Restated)

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

(Audited) (Restated)

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

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

(Audited) (Restated)

Note 2 – Restatement of Financial Statements (cont’d)

Consolidated Balance Sheets December 31, 2004, 2005 and 2006

	Restated December 31, 2006 (Audited)	Original December 31, 2006 (1) (Audited)	Restated December 31, 2005 (Audited)	Original December 31, 2005 (2) (Audited)	Restated December 31, 2004 (Unaudited)	Original December 31, 2004 (Audited)
Current Assets
Cash	$212,571	$212,571	$159,839	$159,839	$44,904	$44,904
Inventory	72,564	72,564	50,188	50,188	314,457	314,457
Accounts receivable	486,060	486,060	767,336	767,336	79,233	79,233
Account receivable – Capital Reserve Canada Ltd.	-	-	-	-	325,559	325,559
Prepaid expenses and deposits	-	-	-	-	39,082	39,082
Total Current Assets	771,195	771,195	977,362	977,362	803,235	803,235

Investment in Texas T Companies					72,070	72,070
Investment in Capital Reserve Canada Ltd.	19,272	19,272	250,000	250,000	68	68
Investment in Australian Oil and Gas	-	-	21,770	21,770	7,265	7,265

Property and Equipment
Intellectual property	1,497,024	1,497,024	1,746,062	2,770,678	1,995,099	2,770,678
Real Property (Net of accumulated depreciation)	1,190	1,190	-	-	2,754,876	2,754,876
Office equipment and computers (Net of accumulated depreciation)	-	-	3,213	3,213	11,172	11,172
Total Property and Equipment	1,498,214	1,498,214	1,749,275	2,773,891	4,761,147	5,536,726

Total Assets	$2,288,681	$2,288,681	$2,998,407	$4,023,024	$5,643,785	$6,419,364

Current Liabilities
Accounts payable and accrued expenses	$770,948	$770,948	$587,065	$587,065	$621,220	$621,220
Accounts payable (related parties)	510,262	510,262	316,165	316,165	244,300	244,300
Loans payable (related parties)	499,478	837,739	471,082	1,084,748	1,139,851	1,139,851
Loan payable	60,000	60,000	-	-	2,296,250	2,296,250
Current portion of long-term debt and acquisition cost	76,895	76,895	59,150	154,639	112,500	112,500
Total Current Liabilities	1,917,583	2,255,844	1,433,462	2,142,618	4,414,121	4,414,121

Long Term Liabilities
Loan Payable (related Party)	338,261	-	613,666	-	-	-
Acquisition Cost payable	1,735,964	1,735,964	1,811,848	1,811,848	1,821,051	1,965,101
Total Liabilities	3,991,807	3,991,807	3,858,977	3,954,466	6,235,172	6,379,222

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

(Audited) (Restated)

Note 2 – Restatement of Financial Statements (cont’d)

Consolidated Balance Sheets December 31, 2004, 2005 and 2006

	Restated December 31, 2006 (Audited)	Original December 31, 2006(1) (Audited)	Restated December 31, 2005 (Audited)	Original December 31, 2005 (2) (Audited)	Restated December 31, 2004 (Unaudited)	Original December 31, 2004 (Audited)

Stockholders’ Equity
Class A Common Stock – authorized 100,000,000 shares of no par value: 17,274,406 at December 31,2006 and 2005 and 16,836,367 at December 31,2004	23,103,924	8,991,924	23,083,469	8,733,095	22,470,004	8,119,630
Class A Common stock warrants	-	-	20,455	20,455	47,985	47,985
Accumulated deficit	(24,917,170)	(10,805,170)	(24,076,637)	(8,797,135)	(23,152,642)	(8,170,739)
Accumulated other comprehensive (loss)	110,120	110,120	112,143	112,143	43,266	43,266
Total Stockholders’ Equity	(1,703,126)	(1,703,126)	(860,570)	68,558	(591,387)	40,142
Total Liabilities and Stockholders’’ Equity	$2,288,681	$2,288,681	$2,998,407	$4,023,024	$5,643,785	$6,419,364

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

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

(Audited) (Restated)

Note 2 – Restatement of Financial Statements (cont’d)

Consolidated Statements of Operations

December 31, 2004, 2005 and 2006

	Restated December 31, 2006 (Audited)	Original December 31, 2006 (Audited)	Restated December 31, 2005 (Audited)	Original December 31, 2005 (Audited)	Restated December 31, 2004 (Unaudited)	Original December 31, 2004 (Audited)
Revenues
Functional food premix	$1,783,554	$1,783,554	$708,947	$708,947	$918,690	$918,690
Italian Crème sales	-	-	4,326	4,326	274,206	274,206
Consulting income	-	-	382	382	11,700	11,700
Rental income	20,025	20,025	-	86,673	213,011	213,011
	1,803,579	1,803,579	713,655	800,329	1,417,607	1,417,607

Costs and Expenses
Functional food premix	1,524,556	1,524,556	635,732	635,732	507,132	507,132
Italian Crème costs	11,276	11,276	154,170	154,170	224,854	224,854
Impairment of inventory	-	-	-	-	134,176	134,176
Legal	79,652	79,652	-	10,138	70,888	70,888
Consulting fees	230,479	230,479	160,163	145,823	292,134	228,684
Consulting fees/services settled by the issue of shares	-	-	241,200	241,200	56,400	56,400
Depreciation and amortization	252,440	252,440	256,933	15,476	342,719	93,682
Other Administrative expenses	226,860	226,860	309,094	399,977	315,052	315,052
Stock benefit	-	-	-	-	14,400,000
Write down accounts receivable	-	-	34,948	34,948	-	-
Write down investment in Capital Reserve Canada Limited	-	-	266,944	266,944	-	-
Write down of bad debt	-	-	-	-	9,082	3,500
Equity in loss of Texas T Petroleum Ltd.	-	-	112,510	112,510	48,562	48,562
	2,546,891	2,546,891	2,171,694	2,016,917	16,400,999	1,682,930

(Loss) from Operations	$(743,312)	$(743,312)	$(1,458,039)	$(1,216,588)	$(14,983,392)	$(265,323)

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

(Audited) (Restated)

Note 2 – Restatement of Financial Statements (cont’d)

Consolidated Statements of Operations

December 31, 2004, 2005 and 2006

	Restated December 31, 2006 (Audited)	Original December 31, 2006 (Audited)	Restated December 31, 2005 (Audited)	Original December 31, 2005 (Audited)	Restated December 31, 2004 (Unaudited)	Original December 31, 2004 (Audited)

Other income and expenses
Other income	-	-	-	-	35	35
Interest income	-	-	264,300	264,300	65,269	65,269
Interest expense	(87,195)	(87,195)	(163,191)	(239,635)	(395,631)	(395,631)
Loss on disposal of marketable securities	(10,027)	(10,027)	(7,417)	(7,417)	-	-
Gain on disposal of assets	-	-	-	572,944	347	347
	(97,221)	(97,221)	93,692	590,192	(329,980)	(329,980)
Provision for income taxes			-	-	-	-
Loss before discontinued operations	(840,533)	(840,533)	(1,364,347)	(626,397)	(15,313,372)	(595,303)
Discontinued operations	-	-	440,350	-	5,582	-
Net (Loss)	$(840,533)	$(840,533)	$(923,995)	$(626,397)	$(15,307,790)	$(595,303)

Net (Loss) per Common Share, basic and diluted
Continuing operations	(0.05)	(0.05)	(0.08)	(0.04)	(1.04)	(0.04)
Discontinued operations	-	-	0.03	-	0.00	-
Net (Loss)	(0.05)	(0.05)	(0.05)	(0.04)	(1.04)	(0.04)

Weighted Average Number of Common Shares Used in Calculation	17,170,545	17,170,545	17,039,444	17,039,444	2,735,542	2,735,542

Net loss	(840,533)	(840,533)	(923,995)	(626,397)	(15,307,790)	(595,303)
Foreign currency translation adjustment	2,023	2,023	60,618	(76,615)	86,568	86,568
Unrealized profit (loss) on marketable securities	-	-	8,258	8,258	(15,096)	(15,096)
Total other comprehensive income	$(838,510)	$(838,510)	$(855,119)	$(694,754)	$(15,236,318)	$(523,831)

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

(Audited) (Restated)

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

(Audited) (Restated)

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

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

(Audited) (Restated)

Note 2 – Restatement of Financial Statements (cont’d)

Consolidated Statements of Cash Flows - December 31, 2004, 2005 and 2006

	Restated December 31, 2006 (Audited)	Original December 31, 2006 (Audited)	Restated December 31, 2005 (Audited)	Original December 31, 2005 (Audited)	Restated December 31, 2004 (Unaudited)	Original December 31, 2004 (Audited)
Cash flows from operating activities:
Net (loss)	$(840,533)	$(840,533)	$(1,364,347)	$(626,397)	$(15,307,790)	$(595,305)
Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities:
Depreciation, depletion and amortization	252,434	252,434	264,514	15,476	342,719	93,682
Stock benefits					14,400,000
Gain (loss) disposal of assets				(583,854)	-	-
Equity in Texas T Petroleum Ltd.			(50,648)	(50,648)	371	371
Adjustment to cash at beginning of period from disposition of Capital Reserve Canada Limited	-	-	-	-	3,920	3,920
Issuance of shares for settlement of services			241,200	241,200	56,400	56,400
Write down investment in Capital Reserve Canada limited.	221,628	221,628	266,944	266,944	-	-
Write down uncollectible account	-	-	34,948	34,948	9,082	3,500
Write down investment in Texas T Petroleum Ltd.	-	-	112,510	112,510
Loss on sale of securities	10,027	10,027	7,417	7,417	(339)	(339)
Changes in operating assets and liabilities
(Increase) Decrease in accounts receivable	281,276	281,276	(589,367)	(339,435)	36,575	36,575
(Increase) Decrease in prepaid expenses and deposits	-	-	39,082	39,082	(12,570)	(12,570)
(Increase) Decrease in inventory	(22,376)	(22,376)	264,269	264,269	(256,169)	(256,169)
Increase (Decrease) in accounts payable and accrued expenses	378,988	378,988	18,111	37,710	269,056	269,056
Total cash flows provided by (used in) operating activities	281,444	281,444	(755,365)	(580,779)	(458,745)	(400,877)

Cash flows from investing activities:
Acquisition of property and equipment	(1,373)	(1,373)	(4,749)	(4,749)	(16,400)	(16,400)
Proceeds from disposal of real property	-	-		3,327,820	-	-
Acquisition of shares in Capital Reserve Canada Ltd.	-	-		(249,932)	-	(68)
Disposition oil and gas assets net accretion	-	-	-		-	6,959
Proceeds from sale of securities	20,843	20,843	11,069	11,069	9,714	9,714
Total cash flows provided by (used in) investing activities	19,470	19,470	6,320	3,084,207	(6,686)	205

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

(Audited) (Restated)

Note 2 – Restatement of Financial Statements (cont’d)

Consolidated Statements of Cash Flows - December 31, 2004, 2005 and 2006

	Restated December 31, 2006 (Audited)	Original December 31, 2006 (Audited)	Restated December 31, 2005 (Audited)	Original December 31, 2005 (Audited)	Restated December 31, 2004 (Unaudited)	Original December 31, 2004 (Audited)
Cash flows from financing activities:
Proceeds from Loan	60,000	60,000	-	-	427,599	427,599
Repayment of long-term debt	-	-	-	-	(48,709)	(48,709)
Reduction to loan payable	-	-	-	(2,296,250)	(433,627)	(433,627)
Proceeds (Repayment) of related party loans	(247,009)	(247,009)	(55,103)	(55,103)	479,730	479,730
Acquisition cost payable	(59,150)	(59,150)	(42,954)	(111,114)	(31,676)	(95,127)
Capital contribution by an officer	-	-	22,368	22,368	6,916	6,916
Proceeds from sale of common stock (net of offering costs)	-	-	-	-	19,600	19,600
Total cash flows provided by (used in) financing activities	(246,159)	(246,159)	(75,689)	(2,440,099)	419,833	356,382
Cash flows from discontinued operations:
Proceeds from sale of property	$-	$-	$1,031,570	$-	$-	$-
Cash flows from operations	-	-	(132,594)	-	1,309	-
Total cash flows provided by (used in) discontinued operations	-	-	898,976	-	1,309	-

Foreign currency translation adjustment	(2,023)	(2,023)	40,693	51,606	39,840	39,840

Net change in cash	52,732	52,732	114,935	114,935	(4,449)	(4,449)

Cash balance at beginning of period	159,839	159,839	44,904	44,904	49,353	49,353

Cash balance at end of period	212,571	212,571	159,839	159,839	44,904	44,904

Supplemental disclosure of cash flow information:
Interest paid	34,636	34,636	239,635	239,635	395,631	395,631
Income taxes paid

Non-cash investing and financing transactions:
Acquisition of shares of Capital Reserve Canada Limited	-	-	(250,000)	-	-	-
Recovery on disposition of Capital Canada (net of impairment of $325,000 (2004))	-	-	325,000	325,000	325,559	325,559
Recovery of value of shares of FACT Corporation previously eliminated due to cross ownership by Texas T Petroleum Ltd.	-	-	8,278	8,278	-	-
Return to treasury of common shares	-	-	(10,910)	(10,910)	-	-

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

(Audited) (Restated)

Note 2 – Restatement of Financial Statements (cont’d)

Quarterly results for the years ended December 31, 2004, 2005 and 2006 - All quarterly results presented below are UNAUDITED

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

(Audited) (Restated)

Note 2 – Restatement of Financial Statements (cont’d)

Quarterly results for the years ended December 31, 2004, 2005 and 2006  - All quarterly results presented below are UNAUDITED

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

Disposition of subsidiaries fiscal 2005 and 2005 – All results represented below are UNAUDITED

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

(Audited) (Restated)

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

(Audited) (Restated)

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

(Audited) (Restated)

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

(Audited) (Restated)

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

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

(Audited) (Restated)

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

(Audited) (Restated)

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

FACT Corporation

Notes to Financial Statements

Years Ended December 31, 2006 and 2005

(Audited) (Restated)

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

(Audited) (Restated)

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

(Audited) (Restated)

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

(Audited) (Restated)

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

(Audited) (Restated)

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
Date: May 9, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:/s/ Jacqueline R. Danforth
Name: Jacqueline R. Danforth
Title: President and Member of the Board of Directors
Date: May 9, 2008

By:/s/ Dr. Brian Raines

Name: Dr. Brian Raines

Title: Member of the Board of Directors
Date: May 9, 2008

By:/s/ Paul Litwack

Name:  Paul Litwack
Title: Member of the Board of Directors
Date: May 9, 2008