Form 10-Q
period 2008-03-31
FACT CORP
filed 2008-05-15
CIK 707674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number:  000-17232

FACT CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	84-0888594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530 – 9th Avenue S.E., Calgary, Alberta	T2G 0T7
(Address of principal executive offices)	(Zip Code)

 (403) 693-8000

(Registrant’s  telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                   Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ☐

Accelerated filer  ☐

Non-accelerated filer

☐

Smaller reporting Company  ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐   No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                                                                                                      Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

 17,154,406 common shares outstanding as of May 8, 2008.

FACT CORPORATION

i

PART I

ITEM 1.

FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations and Comprehensive Loss	F-2

Consolidated Statements of Cash Flows	F-3

Notes to Unaudited Consolidated Financial Statements	F-4 to F-5

FACT CORPORATION Consolidated Balance Sheets

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)

Current Assets
Cash	$96,773	$105,053
Inventory	113,559	64,446
Accounts receivable	121,020	211,380
Total Current Assets	331,352	380,879

Investment in Capital Reserve Canada Ltd.	322	322

Property and Equipment
Intellectual property	1,185,728	1,247,987
Real Property (net of accumulated depreciation of $624 ($544 in 2007))	965	1,087
Total Property and Equipment	1,186,693	1,249,074
Total Assets	$1,518,367	$1,630,275

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$511,955	$369,764
Accounts payable (related parties)	535,395	678,304
Loans payable (related parties)	1,015,111	993,696
Loan payable	100,817	88,525
Current portion of long-term debt and acquisition cost	107,461	99,964
Total Current Liabilities	2,270,739	2,230,253

Long Term Liabilities
Acquisition cost payable	1,583,154	1,636,050
Total Long-Term Liabilities	1,583,154	1,636,050

Total Liabilities	3,853,893	3,866,303
Commitments and contingencies
Stockholders' Deficit
Class A Common Stock - authorized 100,000,000 shares of no par value; 17,154,406 issued and outstanding as at March 31, 2008 and December 31, 2007	23,103,924	23,103,924
Class A Common stock warrants	-	-
Accumulated deficit	(25,527,022)	(25,416,625)
Accumulated other comprehensive income	87,572	76,673
Total Stockholders' Deficit	(2,335,526)	(2,236,028)
Total Liabilities and Stockholders' Deficit	$1,518,367	$1,630,275

The accompanying notes are an integral part of these consolidated financial statements.

FACT CORPORATION Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	For the three months ended March 31,
	2008	2007
Revenues
Functional food premix	$661,952	$812,368
Rental income (net operating expenses)	14,237	16,243
	676,189	828,611

Costs of Goods Sold – Functional food premix	550,505	721,316

Gross Profit	125,684	107,295

Costs and Expenses
Legal	26,721	39,941
Consulting fees	44,374	50,622
Depreciation and amortization	62,339	62,328
Other Administrative expenses	78,036	82,852
	211,470	235,743
(Loss) from operations	(85,786)	(128,448)

Other income and expenses
Tax Paid	(309)	-
Interest expense	(24,302)	(21,517)
Gain (Loss) on disposal of marketable securities	-	3,986
	(24,611)	(17,531)

Provision for income taxes	-	-

Net (Loss)	$(110,397)	$(145,979)

Net (Loss) per Common Share, basic and diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Used in Calculation	17,154,406	17,154,406

Other comprehensive income
Net loss	$(110,397)	$(145,979)
Foreign currency translation adjustment	10,899	3,500
Total other comprehensive loss	$(99,498)	$(142,479)

The accompanying notes are an integral part of these consolidated financial statements.

FACT CORPORATION Consolidated Statements of Cash Flows (Unaudited)
	For the three months ended March 31,
	2008	2007

Cash From Operating Activities:
Net (loss)	$(110,397)	$(145,979)
Reconciling adjustments
Depreciation, depletion and amortization	62,339	62,327
Loss (Gain) on sale of securities	-	(3,986)
Changes in operating assets and liabilities
Accounts receivable	90,360	244,172
Inventory	(49,113)	36,243
Accounts payable and accrued expenses	(718)	(317,898)
Net Cash Flows Used In Operating Activities	(7,529)	(125,121)

Cash From Investing Activities:
Proceeds from sale of securities	-	18,326
Net Cash Flows From Investing Activities	-	18,326

Cash From Financing Activities:
Loan proceeds	10,000	1,479
Proceeds (Repayment) of related party loans	24,302	(17,298)
Acquisition cost payable	(45,399)	(19,224)
Net Cash Flows Used In Financing Activities	(11,097)	(35,043)

Foreign currency translation adjustment	10,346	(3,509)

Net change in cash and cash equivalents	(8,280)	(145,347)
Cash at beginning of period	105,053	212,571
Cash at end of period	$96,773	$67,224

Supplemental disclosure of cash flow information:
Interest paid	$-	$32,578
Income taxes paid	309	-

The accompanying notes are an integral part of these consolidated financial statements.

FACT CORPORATION

Notes to the Consolidated Financial Statements for the three months ended March 31, 2008

(Unaudited – prepared by Management)

Note 1- Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the FACT Corporation audited financial statements for the year ended December 31, 2007.

The interim financial statements present the balance sheet, statements of operations and cash flows of FACT Corporation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2008, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Note 2 – Recently Issued Accounting Pronouncements

In September, 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. The statement defines fair value, determines appropriate measurement methods, and expands disclosure requirements about those measurements. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, be recognized at the full amounts of their fair values. The Company is currently not pursuing any business combinations and does not plan to do so in the future, so this statement likely will not have any impact on the Company.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51. The objective of this statement is to improve the relevance, comparability, and transparency of the financial statements by establishing accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company believes that this statement will not have any impact on its financial statements, unless it deconsolidates a subsidiary.

FACT CORPORATION

Notes to the Consolidated Financial Statements for the three months ended March 31, 2008

(Unaudited – prepared by Management)

Note 2 – Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities (an amendment to SFAS No. 133).” This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Such factors include, among others, the following:  international, national and local general economic and market conditions:  demographic  changes; the ability of the Company to sustain,  manage or  forecast  its growth;  the ability of the Company to successfully make and integrate acquisitions;  raw material costs and availability;  new product  development and  introduction;  existing  government regulations  and  changes  in,  or  the  failure  to  comply  with,   government regulations;  adverse publicity;  competition; the loss of significant customers or suppliers;  fluctuations  and  difficulty in forecasting  operating  results; changes in business strategy or development  plans;  business  disruptions;  the ability  to attract  and  retain  qualified  personnel;  the  ability to protect technology; and other factors referenced in this and previous filings.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All dollar amounts stated herein are in US dollars unless otherwise indicated.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2007, and 2006, together with notes thereto.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" mean FACT Corporation, unless the context clearly requires otherwise.

General Overview

FACT Corporation predominantly operates  in the functional food industry through its wholly owned subsidiary, Food and Culinary Technology Group Inc., (“FACT Group”) developing, licensing and supplying turnkey functional bake mixes to customers who manufacture, distribute, and market bakery and pasta products to consumers through a variety of conventional and alternative channels including retail, food service and specialty markets.   Presently the Company’s primary revenue stream is generated by the sale of these functional bake mixes in a wholesale format.

The Company also has minimal operations through its wholly owned subsidiary, Wall Street Real Estate Investments Ltd. which generates revenues through the rental and sub-lease of office space in Calgary, Alberta.

The Company further has one dormant subsidiary, FACT Products, Inc. which holds the proprietary rights to an Italian crème product, not currently in production.

Executive Summary

•

Net revenues in the first quarter of 2008 increased by 17% over the comparative periods despite a reduction to gross revenues;

•

Operating expenses in the first quarter of 2008 decreased by 10% over the comparative periods;

•

The Company’s net loss in the first quarter of 2008 decreased by 24% over the comparative periods.

Discussion and Analysis

Commodity Trends

FACT Corporation and our contracted blending facilities are purchasers of wheat, corn, soybean, sugar, alternative sweeteners and certain other commodities which are used in the manufacture of our functional bake mixes.  We also contract with trucking companies for the transportation of our wholesale goods, as well as warehouses for storage of our products, both of which use gas and/or natural gas.  FACT and its contracted suppliers monitor worldwide supply and cost trends of commonly used commodities in an attempt to secure favorable pricing and mitigate the impact of fluctuating prices of high usage commodities.

During the first quarter of fiscal 2008, aggregate commodity costs rose significantly as a result of higher dairy, cocoa, wheat and sugar costs. Transportation costs also increased as a result of increasing gas prices.  Accordingly the cost of the Company’s wholesale blended products increased, and a percentage of the increase in costs was passed along to our customers to mitigate dramatic increases to ingredient prices.

We expect the higher cost environment to continue, particularly for dairy, grains and energy.  We will endeavor to pass those costs along to our customers by way of increased pricing, however, we cannot be assured that we will be able to pass along all of the increased costs and maintain our current business.  Therefore, if we cannot pass along the costs the increase in the price of commodities may impact on our bottom line profits.

Dependence On One or a Few Major Customers

The Company’s revenues for fiscal years 2006, 2007 and to the date of this report rely heavily on sales made to two (2) key customers: Western Bagel Baking Corporation of Van Nuys, California and Prince Donuts Inc. of Linden, NY.  Together these two (2) customers account for approximately ninety nine per cent (99%) of premix sales.  During the first quarter of fiscal 2008 sales to key customer Prince Donuts were reduced by 47% as compared to sales over the same period in the prior fiscal year, while sales to customer Western Bagel Baking corporation rose by 46% over the comparative period.  During March 2008, FACT customer Prince Donuts advised the Company of a hold on future purchases while extraordinarily high inventory levels required reduction for certain of their customer base.   The Company is advised this hold on purchases will  remain in effect until mid May 2008, at which point high inventory levels should have normalized and regular order volumes should continue.  FACT Group is actively working to successfully close additional client accounts that should assist in better diversifying our revenue base and address the negative impact of such heavy reliance on a few major customers.  It is anticipated that until such time as FACT establishes a more diverse range of products in the marketplace, it will remain reliant on a small number of key customers to drive sales.  A loss of any one of these customers without identifying new customers could seriously impact on our business.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of March 31, 2008, the Company had negative working capital of $1,939,387and negative Stockholders' Equity of $2,335,526 compared with negative working capital of $1,849,374 and negative Stockholders' Equity of $2,236,028 as of December 31, 2007.  The Company’s negative working capital has increased as a result of the reduction to accounts receivable and the increase to current loans and accounts payable over the current fiscal year.

Liquidity

The Company believes that cash from operations and existing credit facilities currently provide sufficient liquidity to meet our present working capital needs, including debt servicing obligations. In order to implement our 2008 through 2010 plans for growth, our debt retirement plans and other expansion plans the Company anticipates it may require between $1,000,000 and $5,000,000 over the next three years to fully implement its business plan, which includes significant marketing efforts, the continued development and refinement of functional food formulations and products, a consumer awareness and public relations campaign, concepts for development, manufacturing and distribution of master brand food products, expanded management resources and support staff, and other day to day operational activities.  Depending on the success of each segment of the staggered implementation of our growth initiatives the Company will require varying amounts of funds over the next three years in order to realize its goals. Should the Company fail to  achieve anticipated bench marks over the 2008, 2009 and 2010 fiscal years, the amount of capital required will be reduced accordingly.  The amount and timing of additional funds required can not be definitively stated as at the date of this report and will be dependent on a variety of factors.  As of the filing of this report, the Company has been successful in raising funds required to meet any revenue shortfalls with respect to the funding of our operations.  Funds have been raised through private loans, equity financing and conventional bank debt, as well as through the sale of certain active and passive investments.  The Company anticipates revenues generated from its functional food business will greatly reduce the requirement for additional funding as we implement our growth initiatives; however, we can not be certain the Company will be successful in achieving revenues from those operations.  Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations, if and when required.

Sources of Working Capital

During the quarter ended March 31, 2008 the Company's primary sources of working capital have come from revenues generated from our functional foods business, monthly rental income and the net proceeds from:

*

$10,000 in loan proceeds from an arms length third party.

The Company is also aggressively pursuing the liquidation of its remaining passive investments.

Material Commitments for Capital Expenditures

Pursuant to a settlement agreement entered into between FACT LLC and Steven Schechter, Jennifer Flynn and Steven Capodicasa, FACT Group has an obligation to pay a total of $2,000,000 in royalty payments over 10 years.   As at March 31, 2008 the remaining balance due with respect to this obligation totaled $1,690,615.

Results of Operations

Comparison of three month periods ended March 31, 2008 and 2007

For the three month periods ended March 31, 2008, and 2007 the Company incurred operating losses of $85,786 and $128,448 respectively.  Fiscal 2008 operations reflect a decrease in gross revenues from $828,611 (2007) to $676,189 (2008).  This decrease in revenues can be attributed directly to a shortfall in orders from one of the Company’s key customers as a result of high inventory levels at the location of the key customer.  Associated costs of goods sold relating to functional premix sales decreased accordingly from $721,316 (2007) to $550,505 (2008).  The Company’s gross margin on the sale of functional bake mixes increased over the respective periods as the Company’s sales to customers with higher gross margins made up an increased portion of overall sales during the quarter. Legal fees decreased from $39,941 (2007) to $26,721 (2008) as the Company’s requirement for legal consultation on certain ongoing litigation during the current period was reduced.  Consulting fees decreased from $50,622 (2007) to $44,374 (2008) as certain public relations consulting services which had been in place during the prior comparative fiscal quarter were not required during the current fiscal quarter ended March 31, 2008.   Administrative expenses decreased from $82,852

(2007) to $78,036 (2008).  Depreciation and amortization expenses remained constant during the comparative three month periods totaling $62,328 (2007) and $62,339 (2008) as the Company recorded recurring expenses related to the amortization of its intellectual property and fixed assets in the normal course of business.

During the three months ended March 31, 2007, the Company liquidated certain of its marketable securities and recorded a gain of $3,986 with respect to the sale of certain of these securities with no comparative entry during the current fiscal quarter.

Interest expenses remained relatively constant over the comparative three months ended totaling $21,517 (2007) and $24,302 (2008).  During the three months ended March 31, 2008 the Company’s subsidiary Wall Street paid $309 in corporate income tax with no comparative entry in fiscal 2007.

Net losses for the two completed three month periods were $145,979 (2007) and $110,397 (2008) respectively,

Off Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2008.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

FACT Corporation has not conducted transactions, established commitments or entered into relationships requiring disclosures beyond those provided elsewhere in this Form 10-Q.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is presently involved in certain litigation more particularly described in our Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on April 15, 2008.

ITEM 1A.

RISK FACTORS

Not Applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Corporation’s security holders for a vote during the period covered by this report.

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.

EXHIBITS

3.1	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on November 26, 2001	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002
3.2	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on February 8, 2002	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002
31	Section 302 Certification - Principal Executive Officer and Principal Financial Officer	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May, 2008.

FACT CORPORATION

By: /s/ Jacqueline R. Danforth

Name: Jacqueline R. Danforth
Title:  President, Principal Executive, Financial and Accounting Officer