Form 10-Q
period 2008-06-30
FACT CORP
filed 2008-08-07
CIK 707674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2008

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

 17,154,406 common shares outstanding as of July 28, 2008.

FACT CORPORATION

i

PART I

ITEM 1.

FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended June 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations and Comprehensive Loss	F-2

Consolidated Statements of Cash Flows	F-3

Notes to Unaudited Consolidated Financial Statements	F-4 to F-5

FACT CORPORATION Consolidated Balance Sheets (Unaudited)

	June 30, 2008	December 31, 2007

Current Assets
Cash	$27,126	$105,053
Inventory	243,230	64,446
Accounts receivable	140,655	211,380
Total Current Assets	411,011	380,879

Investment in Capital Reserve Canada Ltd.	322	322

Property and Equipment
Intellectual property	1,123,468	1,247,987
Real Property (net of accumulated depreciation of $703 ($544 in 2007))	898	1,087
Total Property and Equipment	1,124,366	1,249,074
Total Assets	$1,535,699	$1,630,275

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$589,942	$369,764
Accounts payable (related parties)	543,350	678,304
Loans payable (related parties)	1,089,986	993,696
Loan payable	103,248	88,525
Current portion of long-term debt and acquisition cost	114,958	99,964
Total Current Liabilities	2,441,484	2,230,253

Long Term Liabilities
Acquisition cost payable	1,571,024	1,636,050
Total Long-Term Liabilities	1,571,024	1,636,050

Total Liabilities	4,012,508	3,866,303
Commitments and contingencies
Stockholders' Deficit
Class A Common Stock - authorized 100,000,000 shares of no par value; 17,154,406 issued and outstanding as at June 30, 2008 and December 31, 2007	23,103,924	23,103,924
Class A Common stock warrants	-	-
Accumulated deficit	(25,664,117)	(25,416,625)
Accumulated other comprehensive income	83,384	76,673
Total Stockholders' Deficit	(2,476,809)	(2,236,028)
Total Liabilities and Stockholders' Deficit	$1,535,699	$1,630,275

The accompanying notes are an integral part of these consolidated financial statements.

FACT CORPORATION Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Revenues
Functional food premix	$376,389	$921,016	$1,038,341	$1,733,384
Rental income (net operating expenses)	14,155	15,746	28,393	31,989
	390,544	936,762	1,066,734	1,765,373

Costs of Goods Sold – Functional food premix	282,729	831,768	833,234	1,553,084

Gross Profit	107,815	104,994	233,500	212,289

Costs and Expenses
Legal	47,083	20,049	73,804	59,990
Consulting fees	43,748	40,311	88,122	90,933
Depreciation and amortization	62,339	62,332	124,678	124,660
Other Administrative expenses	67,500	47,432	145,537	130,284
	220,670	170,124	432,141	405,867
(Loss) from operations	(112,855)	(65,130)	(198,641)	(193,578)

Other income and expenses
Tax Paid	1	(2,213)	(308)	(2,213)
Interest expense	(24,241)	(22,406)	(48,543)	(43,923)
Gain (Loss) on disposal of marketable securities	-	3,141	-	7,127
	(24,240)	(21,478)	(48,851)	(39,009)

Provision for income taxes	-	-	-	-

Net (Loss)	$(137,095)	$(86,608)	$(247,492)	$(232,587)

Net (Loss) per Common Share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Used in Calculation	17,154,406	17,154,406	17,154,406	17,154,406

Other comprehensive income
Net loss	$(137,095)	$(86,608)	$(247,492)	$(232,587)
Foreign currency translation adjustment	(4,188)	(12,982)	6,711	(16,482)
Total other comprehensive loss	$(141,283)	$(99,590)	$(240,781)	$(249,069)

The accompanying notes are an integral part of these consolidated financial statements.

FACT CORPORATION Consolidated Statements of Cash Flows (Unaudited)
	For the six months ended June 30,
	2008	2007

Cash From Operating Activities:
Net (loss)	$(247,492)	$(232,587)
Reconciling adjustments
Depreciation, depletion and amortization	124,678	124,550
Accrued interest	34,144	27,174
Loss (Gain) on sale of securities	-	(7,127)
Changes in operating assets and liabilities
Accounts receivable	70,725	325,533
Inventory	(178,785)	28,649
Prepaid Expense		(35,613)
Accounts payable and accrued expenses	85,225	(244,824)
Net Cash Flows Used In Operating Activities	(111,505)	(14,245)

Cash From Investing Activities:
Proceeds from sale of securities	-	23,478
Net Cash Flows From Investing Activities	-	23,478

Cash From Financing Activities:
Loan proceeds	77,295	-
Reductions to related party loans	-	(36,095)
Acquisition cost payable	(50,032)	(38,448)
Net Cash Flows Used In Financing Activities	27,263	(74,543)

Foreign currency translation adjustment	6,315	(16,482)

Net change in cash and cash equivalents	(77,927)	(81,792)
Cash at beginning of period	105,053	212,571
Cash at end of period	$27,126	$130,779

Supplemental disclosure of cash flow information:
Interest paid	$14,392	$49,213
Income taxes paid	308	2,213

The accompanying notes are an integral part of these consolidated financial statements.

FACT CORPORATION

Notes to the Consolidated Financial Statements for the six months ended June, 30 2008

(Unaudited – prepared by Management)

Note 1- Basis of presentation

The accompanying unaudited condensed consolidated financial statements of FACT Corporation (the “Company”) have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007.

The interim financial statements present the balance sheet, statements of operations and cash flows of FACT Corporation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2008, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, be recognized at the full amounts of their fair values. The Company is currently not pursuing any business combinations and does not plan to do so in the future, so this statement likely will not have any impact on the Company.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, an amendment of ARB No. 51. The objective of this statement is to improve the relevance, comparability, and transparency of the financial statements by establishing accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company believes that this statement will not have any impact on its financial statements, unless it deconsolidates a subsidiary.

FACT CORPORATION

Notes to the Consolidated Financial Statements for the six months ended June, 30 2008

(Unaudited – prepared by Management)

Note 2 – Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (An amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

In April 2008, the FASB issued FASB Staff Position No. 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 will have a material impact on its financial statements.

In May 2008, the FASB issued Statement No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued Statement No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS – AN INTERPRETATION OF FASB STATEMENT NO. 60.  The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

 In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2007, and 2006, together with notes thereto.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" mean FACT Corporation, unless the context clearly requires otherwise.

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

The Company further has one dormant subsidiary, FACT Products, Inc., which holds the proprietary rights to an Italian crème product, not currently in production.

Executive Summary

•

Net revenues in the six months ended June 30, 2008 increased by 10% over the comparative periods despite a substantial reduction to gross revenues;

•

Operating expenses for the six months ended June 30, 2008 increased by 6.5% over the comparative periods as the result of an increase to legal fees and transportation costs; and

•

The Company’s net loss for the six months ended June 30, 2008 increased by 6.5% over the comparative periods.

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

During the six months ended June 30, 2008, aggregate commodity costs continued to remain increased as a result of higher dairy, cocoa, wheat and sugar costs. Transportation costs continued to increase as a result of increasing gas prices.  Accordingly the cost of the Company’s wholesale blended products remained at the increased rates, and a percentage of the increase in costs was passed along to our customers to mitigate dramatic increases to ingredient prices.

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

Dependence On One or a Few Major Customers

The Company’s revenues for fiscal years ended December 31, 2006 and 2007 and to the date of this report rely heavily on sales made to two (2) key customers: Western Bagel Baking Corporation of Van Nuys, California and Prince Donuts Inc. of Linden, NY.  Together these two (2) customers account for approximately ninety nine per cent (99%) of premix sales.  During the first six months of fiscal 2008 sales to key customer Prince Donuts were reduced by 73% as compared to sales over the same period in the prior fiscal year, while sales to customer Western Bagel Baking corporation rose by 42% over the comparative period.  During March 2008, FACT customer Prince Donuts advised the Company of a hold on future purchases while extraordinarily high inventory levels required reduction for certain of their customer base.   The Company was advised this hold on purchases would remain in effect until mid May 2008, at which point high inventory levels should have normalized and regular order volumes should continue.  In fact, customer Prince Donuts did not order any products from FACT Group during the second quarter of this current fiscal year as a result of this hold on purchases.  Subsequent to June 30, 2008 Prince Donuts resumed orders, though the Company is yet unsure of the anticipated future volume for the current fiscal year with respect to this product line, and has requested a forecast from Prince Donuts to the close of fiscal 2008 in order to better assess anticipated product flow.  FACT Group is actively working to successfully close additional client accounts that should assist in better diversifying our revenue base and address the negative impact of such heavy reliance on a few major customers.  It is anticipated that until such time as FACT establishes a more diverse range of products in the marketplace, it will remain reliant on a small number of key customers to drive sales.  A loss of any one of these customers without identifying new customers could seriously impact on our business.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of June 30, 2008, the Company had negative working capital of $2,030,473 and negative Stockholders' Equity of $2,476,809 compared with negative working capital of $1,849,374 and negative Stockholders' Equity of $2,236,028 as of December 31, 2007.  The Company’s negative working capital has increased as a result of the reduction to accounts receivable and the increase to current loans and accounts payable over the current fiscal year.

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

Sources of Working Capital

During the six months ended June 30, 2008 the Company's primary sources of working capital have come from revenues generated from our functional foods business, monthly rental income and the net proceeds from:

*

$77,295 in loan proceeds from arms length third parties.

The Company is also aggressively pursuing the liquidation of its remaining passive investments.

Material Commitments for Capital Expenditures

Pursuant to a settlement agreement entered into between FACT LLC and Steven Schechter, Jennifer Flynn and Steven Capodicasa, FACT Group has an obligation to pay a total of $2,000,000 in royalty payments over 10 years.   As at June 30, 2008 the remaining balance due with respect to this obligation totaled $1,685,982.

Results of Operations

Comparison of six month periods ended June 30, 2008 and 2007

For the six month periods ended June 30, 2008 and 2007, the Company incurred operating losses of $198,641 and $193,578 respectively.  Fiscal 2008 operations reflect a decrease in gross revenues from $1,765,373 (2007) to $1,066,734 (2008).  This decrease in revenues can be attributed directly to a shortfall in orders from one of the Company’s key customers as a result of high inventory levels which negated the need for further product purchases.  Associated costs of goods sold relating to functional premix sales decreased accordingly from $1,553,084 (2007) to $833,234 (2008).  The Company’s gross margin on the sale of functional bake mixes increased over the respective periods as the Company’s sales to customers with higher gross margins made up an increased portion of overall sales during the period. Legal fees increased from $59,990 (2007) to $73,804 (2008) as the Company’s requirement for legal consultation on certain ongoing litigation during the current period increased with discovery proceedings and trial preparation work.  Consulting fees decreased from $90,933 (2007) to $88,122 (2008) as certain public relations consulting services which had been in place during the prior comparative fiscal period were not required during the current fiscal period ended June 30, 2008.   Administrative expenses increased from $130,284 (2007) to $145,537 (2008).  Depreciation and amortization expenses remained constant during the comparative three month periods totaling $124,660 (2007) and $124,678 (2008) as the Company recorded recurring expenses related to the amortization of its intellectual property and fixed assets in the normal course of business.

During the six months ended June 30, 2007, the Company liquidated certain of its marketable securities and recorded a gain of $7,127 with respect to the sale of certain of these securities with no comparative entry during the current fiscal period.

Interest expenses were slightly increased over the comparative six months ended June 30, 2008 totaling $43,923 (2007) and $48,543 (2008).  During the six months ended June 30, 2008 the Company’s subsidiary Wall Street paid $308 in corporate income tax as compared to $2,213 in fiscal 2007.

Net losses for the two completed six month periods were $232,587 (2007) and $247,492 (2008) respectively,

Off Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2008.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of August, 2008.

FACT CORPORATION

By: /s/ Jacqueline Danforth

Name: Jacqueline R. Danforth
Title:  President, Principal Executive, Financial and Accounting Officer