Form 10-Q
period 2008-09-30
FACT CORP
filed 2008-11-14
CIK 707674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

 17,154,406 common shares outstanding as of October 31, 2008.

FACT CORPORATION

PART I

ITEM 1.                                FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended September 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations and Comprehensive Loss	F-2

Consolidated Statements of Cash Flows	F-3

Notes to Unaudited Consolidated Financial Statements	F-4 to F-5

FACT CORPORATION Consolidated Balance Sheets (Unaudited)

	September 30, 2008	December 31, 2007

Current Assets
Cash	$99,587	$105,053
Inventory	123,530	64,446
Accounts receivable	88,952	211,380
Total Current Assets	312,069	380,879

Investment in Capital Reserve Canada Ltd.	322	322

Property and Equipment
Intellectual property	1,061,209	1,247,987
Real Property (net of accumulated depreciation of $710 ($544 in 2007))	710	1,087
Total Property and Equipment	1,061,919	1,249,074
Total Assets	$1,374,310	$1,630,275

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$471,203	$369,764
Accounts payable (related parties)	556,214	678,304
Loans payable (related parties)	1,112,913	993,696
Loan payable	101,108	88,525
Current portion of long-term debt and acquisition cost	114,958	99,964
Total Current Liabilities	2,356,396	2,230,253

Long-Term Liabilities
Acquisition cost payable	1,561,299	1,636,050
Total Long-Term Liabilities	1,561,299	1,636,050

Total Liabilities	3,917,695	3,866,303
Commitments and contingencies
Stockholders' Deficit
Class A Common Stock - authorized 100,000,000 shares of no par value; 17,154,406 issued and outstanding as at September 30, 2008 and December 31, 2007	23,103,924	23,103,924
Class A Common stock warrants	-	-
Accumulated deficit	(25,751,863)	(25,416,625)
Accumulated other comprehensive income	104,554	76,673
Total Stockholders' Deficit	(2,543,385)	(2,236,028)
Total Liabilities and Stockholders' Deficit	$1,374,310	$1,630,275

The accompanying notes are an integral part of these consolidated financial statements.

FACT CORPORATION Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Revenues
Functional food premix	$510,837	$657,646	$1,549,178	$2,391,030
Rental income (net of operating expenses)	13,749	15,735	42,142	47,724
	524,586	673,381	1,591,320	2,438,754

Costs of Goods Sold – Functional food premix	407,073	563,882	1,240,307	2,116,966

Gross Profit	117,513	109,499	351,013	321,788

Costs and Expenses
Legal	17,619	36,965	91,423	96,956
Consulting fees	40,311	41,193	128,433	132,126
Depreciation and amortization	62,336	62,336	187,014	186,996
Other Administrative expenses	46,091	107,705	191,628	237,988
Foreign exchange loss (gain)	13,542	-	13,542	-
	179,899	248,199	612,040	654,066
(Loss) from operations	(62,386)	(138,700)	(261,027)	(332,278)
Other income and expenses
Interest income	-	-	-	7
Gain (loss) on disposal of marketable securities	-	-	-	7,127
Tax (Paid) /refunded	309	1,496	-	(717)
Interest expense	(25,669)	(23,570)	(74,211)	(67,499)
	(25,360)	(22,074)	(74,211)	(61,082)

Provision for income taxes	-	-	-	-

Net (Loss)	$(87,746)	$(160,774)	$(335,238)	$(393,360)

Net (Loss) per Common Share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Number of Common Shares Used in Calculation	17,154,406	17,154,406	17,154,406	17,154,406

Comprehensive loss
Net loss	$(87,746)	$(160,774)	$(335,238)	$(393,360)
Foreign currency translation adjustment	21,170	(16,013)	27,881	(32,495)
Comprehensive loss	$(66,576)	$(176,787)	$(307,357)	$(425,855)

The accompanying notes are an integral part of these consolidated financial statements.

FACT CORPORATION Consolidated Statements of Cash Flows (Unaudited)
	For the nine months ended September 30,
	2008	2007

Cash From Operating Activities:
Net (loss)	$(335,238)	$(393,360)
Reconciling adjustments
Depreciation, depletion and amortization	187,014	186,996
Accrued interest	74,205	67,500
Loss (Gain) on sale of securities	-	(7,127)
Changes in operating assets and liabilities
Accounts receivable	86,033	291,005
Inventory	(59,084)	6,550
Prepaid Expense	36,263	-
Accounts payable and accrued expenses	(9,514)	(155,354)
Net Cash Flows Used In Operating Activities	(20,321)	(3,790)

Cash From Investing Activities:
Proceeds from sale of securities	-	23,478
Net Cash Flows From Investing Activities	-	23,478

Cash From Financing Activities:
Loan proceeds (repayment)	(5,921)	-
Loan proceeds (repayment) related party loans	64,324	(69,302)
Acquisition cost payable	(59,757)	(57,646)
Net Cash Flows Used In Financing Activities	(1,354)	(126,948)

Foreign currency translation adjustment	16,209	(31,973)

Net change in cash and cash equivalents	(5,466)	(139,233)
Cash at beginning of period	105,053	212,571
Cash at end of period	$99,587	$73,338

Supplemental disclosure of cash flow information:
Interest paid	$14,392	$26,347
Income taxes paid (refund)	(308)	717

The accompanying notes are an integral part of these consolidated financial statements.

FACT CORPORATION
Notes to the Consolidated Financial Statements for the nine months ended September 30, 2008
(Unaudited – prepared by Management)

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

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2008, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to

FACT CORPORATION
Notes to the Consolidated Financial Statements for the nine months ended September 30, 2008
(Unaudited – prepared by Management)

Note 2 – Recently Issued Accounting Pronouncements (continued)

[continued…..] renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 will have a material impact on its financial statements.

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

Note 3 – Subsequent Events

On October 10, 2008, the Company granted a total of 1,500,000 stock options to officers and directors of the Company, exercisable into shares of Class A common stock at $0.33 per share.   The options were granted under the Company’s 2008 Stock Option and Stock Award Plan.  On September 25, 2008 the Company’s Board of Directors canceled all previously approved stock option plans.  No options remained available for exercise under any of the Company’s previously approved stock option and award plans at the time of cancelation.

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

Executive Summary

•	Net revenues in the nine months ended September 30, 2008 increased by 9% over the comparative periods despite a substantial reduction to gross revenues;

•
Operating expenses for the nine months ended September 30, 2008 decreased by 6.4% over the comparative periods predominantly as the result of a decrease to travel and promotional expenses related to attendance at trade shows and investment conferences in fiscal 2007 with no similar expenditure in fiscal 2008;

•	The Company’s net loss for the nine months ended September 30, 2008 decreased by 15% over the comparative periods predominantly as a result of decreased operating expenses and increased net revenues.

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

During the nine months ended September 30, 2008, aggregate commodity costs continued to increase as a result of higher dairy, cocoa, wheat and sugar costs. Transportation costs remained high as a result of increasing gas prices and transportation surcharges levied by our contracted logistics companies.  Accordingly the cost of the Company’s wholesale blended products experienced further increases, and a percentage of the increase in costs was passed along to our customers to mitigate the dramatic increases to ingredient prices and transportation costs.

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

Dependence On One or a Few Major Customers

The Company’s revenues for fiscal years ended December 31, 2006 and 2007 and to the date of this report rely heavily on sales made to two (2) key customers: Western Bagel Baking Corporation of Van Nuys, California and Prince Donuts Inc. of Linden, NY.  Together these two (2) customers account for approximately ninety nine per cent (99%) of premix sales.  During the nine months ended September 30, 2008  sales to key customer Prince Donuts were reduced by 63% as compared to sales over the same period in the prior fiscal year, while sales to customer Western Bagel Baking corporation rose by 26% over the comparative period.  During March 2008, FACT customer Prince Donuts advised the Company of a hold on future purchases while extraordinarily high inventory levels required reduction for certain of their customer base.   The Company was advised this hold on purchases would remain in effect until mid May 2008, at which point high inventory levels should have normalized and regular order volumes should continue.  In fact, customer Prince Donuts did not order any products from FACT Group during the second quarter of this current fiscal year as a result of this hold on purchases.  Subsequent to June 30, 2008 Prince Donuts resumed orders, though during the three month period ended September 30, 2008, order volumes were approximately 50% as compared to the three months ended September 30, 2007.  FACT Group is actively working to successfully close additional client accounts that should assist in better diversifying our revenue base and address the negative impact of such heavy reliance on a few major customers.  It is anticipated that until such time as FACT establishes a more diverse range of products in the marketplace, it will remain reliant on a small number of key customers to drive sales.  A loss of any one of these customers without identifying new customers could seriously impact on our business.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of September 30, 2008, the Company had negative working capital of $2,044,327 and negative Stockholders' Equity of $2,543,385 compared with negative working capital of $1,849,374 and negative Stockholders' Equity of $2,236,028 as of December 31, 2007.  The Company’s negative working capital has increased as a result of the reduction to accounts receivable and the increase to current loans and accounts payable over the current fiscal year.

Liquidity

The Company believes that cash from operations and existing credit facilities currently provide sufficient liquidity to meet our present working capital needs, including debt servicing obligations. In order to implement our 2008 through 2010 plans for growth, our debt retirement plans and other expansion plans,  the Company anticipates it may require between $1,000,000 and $5,000,000 over the next three years to fully implement its business plan, which includes significant marketing efforts, the continued development and refinement of functional food formulations and products, a consumer awareness and public relations campaign, concepts for development, manufacturing and distribution of master brand food products, expanded management resources and support staff, and other day to day operational activities.  Depending on the success of each segment of the staggered implementation of our growth initiatives the Company will require varying amounts of funds over the next three years in order to realize its goals. Should the Company fail to achieve anticipated bench marks over the 2008, 2009 and 2010 fiscal years, the amount of capital required will be reduced accordingly.  The amount and timing of additional funds required can not be definitively stated as at the date of this report and will be dependent on a variety of factors.  As of the filing of this report, the Company has been successful in raising funds required to meet any revenue shortfalls with respect to the funding of our operations.  Funds have been raised through private loans, equity financing and conventional bank debt, as well as through the sale of certain active and passive investments.  The Company anticipates revenues generated from its functional food business will greatly reduce the requirement for additional funding as we implement our growth initiatives; however, we can not be certain the Company will be successful in achieving revenues from those operations.  Furthermore the Company can not be certain that we will be able to raise any additional capital to fund our ongoing operations, if and when required.

Sources of Working Capital

During the nine months ended September 30, 2008 the Company's primary sources of working capital have come from revenues generated from our functional foods business, monthly rental income and the net proceeds from:

•	$64,324 in loan proceeds from arms length third parties.

Material Commitments for Capital Expenditures

Pursuant to a settlement agreement entered into between FACT LLC and Steven Schechter, Jennifer Flynn and Steven Capodicasa, FACT Group has an obligation to pay a total of $2,000,000 in royalty payments over 10 years.   As at September 30, 2008 the remaining balance due with respect to this obligation totaled $1,676,257.  The obligation has been paid from the Company’s revenues and the Company anticipates it will continue to be able to pay this obligation from revenues.

Results of Operations

Comparison of nine month periods ended September 30, 2008 and 2007

For the nine month periods ended September 30, 2008 and 2007, the Company incurred operating losses of $261,027 and $332,278 respectively.  Legal fees decreased slightly from $96,956 (2007) to $91,423 (2008) and consulting fees also decreased from $132,126 (2007) to $128,433 (2008) as certain public relations consulting services which had been in place during the prior comparative fiscal period were not required during the current fiscal period ended September 30, 2008.   Administrative expenses decreased over the respective periods from $237,988 (2007) to $191,628 (2008) as the Company did not undertake trade shows and investor presentations, greatly reducing associated travel and attendance costs during the current period.  Fiscal 2008 operations reflect a decrease in gross revenues from $2,438,754 (2007) to $1,591,320 (2008).  This decrease in revenues can be attributed directly to a shortfall in orders from one of the Company’s key customers as a result of high inventory levels which negated the need for further product purchases during the second quarter of fiscal 2008.  Associated costs of goods sold relating to functional premix sales decreased accordingly from $2,116,966 (2007) to $1,240,307 (2008).  The Company’s gross margin on the sale of functional bake mixes increased over the respective periods as the Company’s sales to customers with higher gross margins made up an increased portion of overall sales during the period.

During the nine months ended September 30, 2008 the Company recorded a loss on foreign exchange totaling $13,542 with no similar entry for the nine months ended September 30, 2007.  Depreciation and amortization expenses remained constant during the comparative three month periods totaling $186,996 (2007) and $187,014 (2008) as the Company recorded recurring expenses related to the amortization of its intellectual property and fixed assets in the normal course of business.

During the nine months ended September 30, 2007, the Company liquidated certain of its marketable securities and recorded a gain of $7,127 with respect to the sale of certain of these securities with no comparative entry during the current fiscal period.

Interest expense increased over the comparative nine months ended September 30, 2008 totaling $67,499 (2007) and $74,211 (2008).  During the nine months ended September 30, 2007 the Company’s subsidiary Wall Street paid income taxes of $717 with no comparative entry for fiscal 2008.

Net losses for the two completed nine month periods were $393,360 (2007) and $335,238 (2008) respectively.

Off- Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2008.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                      RISK FACTORS

Not Applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual General Meeting of Shareholders was held on September 25, 2008, at which the following items were voted upon:

a)	The shareholders fixed the number of directors at three (3) and elected the Members of the Board of directors for the ensuing year:

Voting Results	For	Against	Abstain
To fix the number of directors at three (3)	11,487,483	0	0

b)       The following directors were elected to the board of directors to hold such position until the next annual meeting of the shareholders or until their successor is duly elected and qualified:

Voting Results	For	Withhold
Jacqueline Danforth	11,487,483	0
Paul Litwack	11,487,483	0
Brian Raines	11,487,483	0

c)           The shareholders ratified the appointment of Child, Van Wagoner & Bradshaw, PLLC as the Company’s auditors for the fiscal year 2008.

Voting Results	For	Against	Abstain
To appoint Child, Van Wagoner & Bradshaw, PLLC as the Company’s auditors	11,487,483	0	0

d)           The shareholders approved the 2008 Stock Option and Stock Award Plan (the “Plan”) of up to 2,000,000 shares of the Company’s common stock in the form of stock options and stock awards as compensation to employees, officers, directors and/or consultants of the Company.

Voting Results	For	Against	Abstain
To approve the 2008 Stock Option and Stock Award Plan	11,487,483	0	0

There were no abstentions or broker non-votes on any matters put before the Annual Meeting.

ITEM 5.  OTHER INFORMATION

On October 10, 2008, the Company granted a total of 1,500,000 stock options to officers and directors of the Company, exercisable into shares of Class A common stock at $0.33 per share.   The options were granted under the Company’s 2008 Stock Option and Stock Award Plan.

ITEM 6.                      EXHIBITS

REGULATION S-K NUMBER	EXHIBIT	REFERENCE
3.1(i)	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990
3.1(ii)	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on November 26, 2001	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002
3.1(iii)	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on February 8, 2002	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002
3.2	Amended Bylaws	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994
10.1	2008 Stock Option and Stock Award Plan	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Definitive 14C on August 22, 2008.
31(i)(ii)	Section 302 Certification - Principal Executive Officer and Principal Financial Officer	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November, 2008.

FACT CORPORATION

By: /s/ Jacqueline Danforth
Name: Jacqueline R. Danforth
Title:  President, Principal Executive, Financial and Accounting Officer