Form 10-K
period 2008-12-31
FACT CORP
filed 2009-04-14
CIK 707674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[ X ]     ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number        000-17232

FACT CORPORATION
 (Exact name of registrant as specified in its charter)

Colorado	84-0888594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530-9th Avenue S.E., Calgary, Alberta	T2G 0T7
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (403) 204-0260

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Class A Common Shares
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2008 the aggregate market value of voting common stock held by non-affiliates of the registrant is $3,316,440.   Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

As of March 31, 2009, the Issuer had a total of 17,154,406 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

ITEM  1.                      BUSINESS

The statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are not purely historical statements are forward–looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ from those indicated in the forward-looking statements.  Please see  “Risk Factors that May Affect Future Results,” “Special Note Regarding Forward-Looking Statements” and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

(a)	Business Development

FACT Corporation was incorporated under the laws of the State of Colorado on December 3, 1982 and is referred to herein as either "FACT", "the Company", "we", "us" or "our".  FACT Group was incorporated in the State of Nevada on December 14, 2001, for the purpose of acquiring an interest in certain proprietary functional food formulations, and was acquired by the Company on November 7, 2001.

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

The Company’s primary revenue stream is generated by the sale of these functional bake mixes in a wholesale format.  The Company has also developed a line of home-use retail baking mixes under its Nutrition First™ brand for cookies, brownies, muffins and other products, and is presently investigating new marketing opportunities for its line of retail size mixes.

FACT Group has a wholly-owned subsidiary, FACT Products Inc., which was incorporated in the State of Nevada on November 5, 2001, as FACT Bread Company, Inc.  Presently FACT Products, Inc. has the rights to a line of non-dairy whipped toppings marketed as “Aunt Lydia’s Italian crèmes”, however, due to problems with the product, FACT Products has discontinued operations and the Company determined that it would spin-off this subsidiary by way of a dividend to the stockholders of the Company whereby each stockholder of the Company would receive one share of FACT Products Inc. for every five shares of the Company with a record date for the spin-off of the shares of January 10, 2007.  The Company had intended to complete the spin-off during fiscal 2008, however this did not occur.  The Company intends  to review other business opportunities for Fact Products Inc. and to make a determination prior to the end of the third quarter of fiscal 2009 whether to  proceed with the spin-off.

As of the date of this filing, the Company has three (3) wholly-owned subsidiaries, Wall Street Investment Corp. ("WSIC"), Wall Street Real Estate Ltd., (“Wall Street”), and FACT Group.  WSIC currently has no business operations.  The Company had intended to dissolve or divest WSIC during the fiscal year 2008, however, this did not occur and is now planned for completion in fiscal year 2009.  Wall Street was incorporated in the Province of Alberta, Canada on July 23, 2002 for the purpose of holding commercial real estate assets.  During fiscal year 2005 Wall Street disposed of all of its assets and the Company had intended to pursue a divestiture of this subsidiary during fiscal year 2008, however this divestiture did not occur.  The Company intends to complete this divestiture during fiscal 2009.

As the Company is a U.S. corporation, all dollar amounts used herein refer to U.S. dollars unless otherwise stated.

(b)           Business of Issuer

Current Operations

The Company presently undertakes all of its business operations indirectly through its wholly-owned subsidiaries.  These operations consist of the sale of wholesale bake mixes to commercial customers.  The Company continues to hold a diminutive passive investment in a public corporation which is a former subsidiary of the Company.  The Company continues to divest this investment as the market allows, and intends to have all divestitures complete by the close of fiscal year 2009. As at the close of fiscal 2008 the Company’s ownership in this public corporation was reduced to 8,042 shares of common stock with a market value of $88. The sole focus of the Company's business is presently its operations in the functional foods industry.  A discussion of the Company's current business operations is provided below.

Functional Food Business

Through a share exchange agreement between the Company and the stockholders of FACT Group, executed in November 2001, the Company issued a total of 2,000,000 shares of its Class C common stock in consideration for all of the issued and outstanding shares of FACT Group, a company intending on operating in the functional food business.  The acquisition included certain proprietary formulas for functional dough and batter based products.  The acquisition of FACT Group required that the formulations be held in escrow contingent upon the Company providing capitalization to FACT Group in the amount of $3 million and the payment of $2 million in royalties to certain of the stockholders of FACT Group.  As a result of a settlement of a dispute with such certain stockholders (the “Plaintiffs”), the formulas to the premixes and other intellectual property were released to the Company in August 2003, the requirement for funding of $3 million was discontinued, and the Plaintiffs returned all of their Class A common shares and their Class C common shares to the Company.  Certain amounts due to the Plaintiffs for services rendered were forgiven.  The purchase price for the intellectual property remains at $2 million, to be paid in the form of royalties based on pounds of product sold by FACT Group.  FACT Group is obligated to pay the following minimum annual royalty payments:

2009 – $129,953
2010 – $168,938
2011 – $219,620
2012 – $285,506
2013 - all remaining royalties become due and payable as one balloon payment.

As part of the settlement of the dispute noted above, FACT Group also agreed to pay a maximum of $233,333 in additional income to two (2) of the Plaintiffs calculated on a monthly basis from September 1, 2003 through December 31, 2006 and payable from November 1, 2003 to February 28, 2007.  As at the end of the 2007 fiscal year, the total amount paid to the Plaintiffs totaled $177,686, with no further obligation.  As additional terms of the settlement, the Plaintiffs were prohibited from competing with FACT Group for five (5) years, must keep all trade secrets confidential and were required to provide training for FACT Group's new technical support personnel.  The non-compete expired in December 2008.

FACT Group holds the rights to certain formulations for the production of dough and batter-based functional food products ranging from breads, bagels, pastas, and pizza shells, to sweet baked goods, snack bars and confectionery, as well as other foods derived from a dough, batter or mix.  Commercial sales of premix commenced in November 2002.  Presently, FACT Group sells its Nutrition First™ premixes and products to manufacturers, distributors and food service clients, who incorporate the premix into finished products to market and sell to the end consumer under their own retail brand/label, paying FACT Group a fee for each pound of premix purchased.  FACT Group’s premixes enable customers to make claims on their end products pertaining to a variety of market positions including a reduction in refined carbohydrates, increased fiber, low or no sugar, organic and all-natural positioning, weight management benefits, and other tangible benefits.  FACT Group also entered into a licensing agreement with a North American bakery ingredient distributor that sells products containing FACT Group’s premixes under its own brand name.  FACT Group receives a royalty for each pound of premix sold by such distributor.  FACT Group is currently in negotiations with a number of potential new customers for the supply of functional premixes across various other product channels including donuts, brownies, muffins, waffles and other sweet goods products.  The Company also hopes to conclude agreements in fiscal year 2009 to market new products in alternative channels including major chain grocery, drug stores and club outlets.  The Company is presently investigating opportunities for Ready-to-Eat and other shelf stable varieties of its bakery products. FACT Group is also pursuing other methods to increase sales and distribution of its line of premixes and finished products.  In January 2005, FACT Group launched an online store at www.eatwellstaywell.net where the consumer could directly purchase home-use versions of some of the more popular commercial bake mixes, including brownies, cookies, an all-purpose bake mix and other products.

This line of retail size mixes was also marketed under the Company’s Nutrition First™ brand.  The Company discontinued its retail distribution and the online store during fiscal year 2005 due to insufficient funding to launch the proposed marketing campaign and to maintain the costs of the inventory and the online website.  FACT Group will look to revisit private label or branded retail or internet sales opportunities in fiscal 2009 with respect to the current and updated versions of its retail ready home-use bake mix line.  FACT Group will also continue to pursue additional premix licensing agreements with large suppliers to the bakery industry during the current fiscal year.  To this end, subsequent to the close of the fiscal year ended December 31, 2008, the Company hired a new full-time Vice President of Sales.  The individual hired will pursue both wholesale and retail bake mix and finished product sales opportunities for FACT.

FACT Group has secured arrangements with two independent blending facilities in New Jersey and New York for the preparation of premix for use in end consumer products.  Fiscal year 2009 plans include expanding the Company’s commercial premix distribution base, seeking alternate channels to introduce the Company’s product lines, a review of internet and private label sales opportunities, and potential merger and acquisition opportunities with complementary organizations operating in the functional foods and/or industrial ingredient supply segments.

Functional foods can be described as foods designed to deliver specific health benefits to the consumer, and whose inherent health benefits go beyond basic nutrition, including the prevention of disease and the promotion of wellness through nutrition.  FACT Group’s vision is to be a competitive supplier of nutrition solutions to commercial customers so they can create food products with added health benefits, positioned as healthy alternative foods to serve as part of the North American consumer's everyday diet.  FACT Group intends to become a leader in product development and a key ingredient/premix supplier to the functional foods industry.  Primary areas of focus are consumers with the following concerns: diabetes, carbohydrate control, glucose management, weight management, heart disease and digestive health (increased fiber).    The Company is currently investigating opportunities to develop a new line of healthy baked goods products either to be sold in retail size dry or ready-to-eat baked formats which will address specific dietary health needs for consumer groups with dietary restrictions.  The Company expects to have more detailed information on these plans during the course of fiscal 2009.

FACT Group formulations are not patented, but are trade secrets, as is common in the food industry, and will remain proprietary by way of stringent non-disclosure and confidentiality agreements executed with the blending facilities.  Customers also execute confidentiality agreements and are serviced under premix supply agreements which do not allow access to FACT Group’s premix formulations in their entirety.  FACT Group does not require any governmental approval for its existing line of products, and is currently in the process of trade-marking its master brand “Nutrition First™”.

Sales from the premixes and other complementary products in 2008 accounted for ninety-seven (97%) of the Company’s total revenues.  While the Company’s gross revenues declined in fiscal 2008 by approximately 36% as compared to 2007, net revenues reflect a decline of approximately 8% year over year as a result of improved costs of goods sold, and increased profit margins on wholesale bake mixes.  The Company still reported losses at the close of fiscal 2008, despite expectations that fiscal 2008 would be the first profitable year of operations.  The Company is looking to see its first profitable year of operations by the close of fiscal 2009.  Current year losses are predominantly the result of amortization expenses relating to its intellectual property, interest expenses relating to credit facilities and loans,  legal costs relating to certain ongoing ligation and a one-time expense related to stock-based compensation.  The Company no longer considers its investment in FACT Group an investment in a developing business.  FACT Group has a proven track record of year over year revenue since the close of fiscal year 2002, and expects to see increasing revenue growth.  FACT Group’s ability to continue to execute its business plan and achieve profitable operations will be impacted by numerous factors including the following:  maintenance of existing customers and acquisition of new customers through supply and licensing agreements; acceptance of the Company’s customers’ end products by the retail consumer; acceptance of the Company’s branded products by the retail consumer; access to sufficient amounts of key ingredients for uninterrupted supply of the Company’s premixes to customers; protection of the Company’s proprietary formulations and continuing development of new commercial formulations; the onset of competitive products in the retail marketplace and ongoing financing to meet operational overhead until such time as FACT Group can consistently achieve sufficient sales to meet ongoing expenses and growth initiatives.

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

The segment of the functional foods industry in which the Company is operating, breads, grains and baked goods, accounts for approximately forty percent (40%) of total sales in the Company’s segment of the food industry, allowing room for a vast competitive landscape.  Total food product and other sales across the U.S. nutrition market totaled $69 billion in 2005, leaving FACT Group ample opportunity to secure a profitable segment of the market share.  Presently the Company estimates there are between (10) and fifteen (15) like organizations (excluding large food conglomerates that provide products catering to the fringe of the functional market) providing the industry products which may be considered similar to those marketed by FACT Group.  Many of these companies are much larger and better financed than FACT Group.  As FACT Group looks to move into the “restricted dietary needs” segment of the market place by early 2010 with line extensions, we hope to become a market innovator developing a new and currently under-serviced segment of the industry.  We will continue innovating by relying heavily on the use of functional fibers, sweetening systems which offer an alternative to traditional sweeteners such as sugar, and calorie controlled product formats.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

FACT Group relies on the supply of several key ingredients from large food grade ingredient manufacturers, such as ADM and Sensus America, in order to supply the Company’s customers with its line of premixes and products.  While FACT Group has entered into supply agreements with certain of these suppliers, the Company does not have volume agreements in place with respect to all of its key ingredients.  Should there be a shortage of raw ingredients or sizeable fluctuation in commodity pricing, FACT Group may not be able to adequately service its existing or future customers.  FACT Group is constantly evaluating its formulations to ensure it has alternatives to these key ingredients in order to avoid any unexpected ingredient supply issues.  Additionally, during fiscal year 2009, should sales volumes warrant expansion, FACT intends to investigate possible commodity hedging opportunities to further secure its profitability during times of unstable commodity prices for certain key components of its commercial formulations.

Dependence On One or a Few Major Customers

FACT Group’s revenues for fiscal years 2007, 2008 and to the date of this report rely heavily on sales made to two (2) key customers: Western Bagel Baking Corporation of Van Nuys, California and Prince Donuts Inc. of Linden, NY.  Together these two (2) customers accounted for approximately ninety eight per cent (98%) of premix sales to the end of fiscal year 2008 and 2007.  As at the date of this report, FACT Group is actively working to successfully close additional client accounts that should assist in better diversifying our revenue base.  It is anticipated that until such time as FACT Group establishes a more diverse range of products in the marketplace, it will remain reliant on a small number of key customers to drive sales.  FACT is also investigating opportunities to re-introduce an updated series of its line of home-use retail mixes for fiscal 2010.

Amount of Time Spent During Each of the Last Two Fiscal Years on Research and Development Activities and if Applicable the Extent to which the Cost of Such Activities are Borne by Customers

During the past two (2) fiscal years, FACT Group has reduced the time and resources from that previously spent commercializing its premixes for commercial sales.  While there were new product additions in fiscal years ended 2006 and 2007, much of this work was completed in collaboration with one of FACT Group’s key distributors in order to keep expenditures to a minimum and to draw from the experience of a diverse product development team.  There were no new products introduced in fiscal 2008.  Amounts expended by FACT Group in pursuit of such activities are borne exclusively by FACT Group.  FACT’s operating plans for fiscal year 2009 through 2011 call for substantially increased expenditures on research and development related to customized product lines for private label/store brand, offerings targeted at nutritional alternatives for consumers with dietary restrictions and the high fiber categories, and therefore, the Company would expect to raise additional capital to fund these new product initiatives.

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

Other Food Products

During fiscal year 2003, FACT Group’s wholly-owned subsidiary, FACT Products, acquired the exclusive world-wide license to a line of imported, shelf stable, non-dairy whipped toppings which it markets under the brand name “Aunt Lydia’s Italian Crèmes”.

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

As of the date of this filing, a spin-off of FACT Products announced during fiscal 2006 with a record date of January 10, 2007, has not yet been completed.  The intent of the spin-off is to raise funds to undertake further product research, development and marketing with new management, the majority of which will be directed to the operations of FACT Group.  The spin-off is expected to be completed prior to the close of fiscal year 2009.

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

Investments in Marketable and Non-Marketable Securities

During fiscal year 2005, the Company acquired 500,000 shares of Capital Reserve Canada Limited, a public reporting issuer and formerly a wholly-owned subsidiary of the Company, as part of an agreement with various third parties whereby the Company transferred all of its rights and interest in a convertible loan negotiated with Capital Reserve Canada Limited earlier in the year.  Under the terms of the divestiture agreement, the Company received cash consideration totaling $400,000 and 500,000 free-trading shares of Capital Reserve Canada Limited.  The fair value of the shares received and the value of the cash proceeds offset the total value of the convertible loan for financial reporting purposes resulting in a loss on the original investment of $266,944.  The securities remained on the books of the Company with a market value of $250,000 at the close of fiscal year 2005.  During fiscal year 2006, the Company commenced the sale of these securities realizing proceeds of $2,100 prior to the end of the 2006 fiscal year.  At 2006 fiscal year end the Company still held a total of 481,800 shares of Capital Reserve Canada Limited with a market value of $19,272.  Accordingly, the Company wrote-down the book value of the investment, recording a loss of $7,000 with respect to sales of securities completed during the year, and a permanent decline on the value of the securities of $221,628. During fiscal 2007 the Company continued to sell the remaining securities realizing proceeds of $26,031 prior to the end of the year with respect to the sale of 473,758 common shares.

The Company recorded a gain on the sale of these securities totaling $7,081.  At the close of fiscal 2007 the Company still held a total of 8,042 shares with a book value of $322.  During fiscal 2008 the book value of the remaining 8,042 shares was re-assessed as a result of decreasing market value for the securities, and the Company recorded an unrealized loss on marketable securities of $234.  As at December 31, 2008 the Company continued to hold 8,042 shares with a book value of $88.  The Company will liquidate these remaining securities as soon as possible.

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

Employees

The Company and its subsidiaries did not have any direct employees as at the close of fiscal 2008.  All of the Company’s employees worked on a contract basis during the most recently completed fiscal year.  As of April 9, 2009, the Company and its subsidiaries had one (1) full-time contract employee, three (3) part-time contract employees providing various administrative and support services through consulting companies, one (1) contract employee providing executive-level operational and managerial expertise to FACT Group and FACT Corporation, and one (1) full-time employee hired in the role of Vice-President of Sales for FACT Group.  The tasks and duties undertaken by employees include corporate management, legal counseling, administration, accounting, sales and marketing, and product development.  The Company contracts with certain other consultants to provide product development services, sales support, marketing and advertising support, investor relations activities and property management, as required from time to time.

ITEM 1A.                     RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 1B.                     UNRESOLVED STAFF COMMENTS

The Company is a smaller reporting company and is not required to provide this information.

ITEM  2.                      PROPERTIES

The Company’s subsidiary, Wall Street Real Estate Ltd., presently leases 3,840 square feet of office space at 1530-9th Ave S.E., Calgary, Alberta Canada, from Barclay Street Real Estate Ltd. (formerly ″Sun Prairie Resources Ltd. ″), from which location the Company and all its subsidiaires carry on operations. The lease is for a four-year term ending on July 31, 2010.  There is no provision in the lease for renewal.

Under the terms of the lease Wall Street pays monthly rent at a fixed rate of $10.86 (CAD$11.50) per square foot for a total of $3,474 (CAD$3,680) per month, plus operating costs of approximately $8.50 (CAD$9.00) per square foot totaling $2,568 (CAD$2,720), plus applicable taxes.  Annual fluctuations in operating costs as a result of actual costs versus budgeted costs may result in adjustments to the operating costs for each ensuing year.

Minimum Annual lease payments (inclusive of estimated operating costs) are as follows:

2009 - $   72,504
2010 - $   42,294
            $ 114,798

Wall Street has sublet the space as follows:

-	International Securities Group Inc. has a sublease for 1,580 square feet on a month to month basis at a rate of $3,304 (CAD$3,500) per month, inclusive of operating costs, plus applicable taxes;
-	FACT Corporation has a sublease for 768 square feet on a month to month basis at a rate of $1,301 (CAD$1,378) per month, inclusive of operating costs, plus applicable taxes.
-	Saw Communications has a sublease for 1,492 square feet until July 31, 2010 at a rate of $3,078 (CAD$3,259) per month, inclusive of operating costs, plus applicable taxes.

There are presently no formal lease agreements between Wall Street and its subtenants.

Neither the Company, nor its subsidiaries, owns any properties or any real estate.

ITEM 3.                       LEGAL PROCEEDINGS.

On May 26, 2006, FACT Group filed a complaint in the Superior Court of the State of New Jersey, Chancery Division, Monmouth County (the “Complaint”) against Ore Enterprises LLC, d.b.a. Smartblendz, Avigdor Orr and Michael Baum.  In the Complaint, FACT Group alleges, among other things, that Baum, a former consultant to FACT Group, and Orr have misappropriated certain of FACT Group’s proprietary trade secrets in order to recreate FACT Group’s premixes and other baked-goods products to be sold in direct competition with FACT Group.  The Complaint further alleges intentional interference with existing and prospective economic advantage, breach of contract, breach of duty of loyalty and breach of the covenant of good faith and fair dealing.  FACT Group is seeking (1) to enjoin and restrain Baum, Orr and Smartblendz from using or disclosing the trade secrets of FACT; (2) to impose a constructive trust in regard to all profits obtained by the use of the trade secrets; (3) for other compensatory, consequential and punitive damages; (4) for reasonable attorneys fees and costs of the suit; and, (5) other further relief as the court may deem proper.  On or about December 10, 2006, defendants Ore Enterprises, Orr and Smartblendz (“Defendants”) filed an Answer and Counterclaim denying FACT Group’s allegations.  In the counterclaim, Defendants allege claims of intentional interference with contractual relationships, intentional interference with existing and prospective economic advantage and defamation/slander and libel.  FACT Group has filed an answer to the counterclaim, in which it denied all allegations contained therein.  Defendant Michael Baum declined to file an answer to FACT Group’s Complaint; rather, he filed a motion to compel arbitration of FACT Group’s claims against him pursuant to a former consulting agreement he had with FACT Group.  Mr. Baum’s motion was denied subsequent to the year ended December 31, 2006, and he has been required to prepare and submit an answer.  Prior to December 31, 2006, the Defendants agreed to a permanent injunction, the form and content of which has been drafted by the Company and submitted to opposing counsel for review.  The Company has commenced discovery of Baum and Orr in an effort to provide additional detail for the proposed injunction.  Defendant Orr has commenced Chapter 13 proceedings in the State of New Jersey.  During fiscal 2007 the Company completed depositions of various individuals with information relevant to the above noted proceeding.  During November 2008 the Company and Michael Baum reached a settlement in state court (the “Consent Order”).

The terms of the consent order entered into the record include a small cash payment from Baum  to the Company; a promissory note from Baum in the amount of $75,000 which amount shall be forgiven over a 10 year period provided Baum complies with the terms of the consent order; and an agreement that Baum shall not in any capacity engage in the functional food business. As of the date of this report the Company and Baum have not yet completed language for a mutual release in respect of the Consent Order.  The Company continued with depositions under the bankruptcy court proceeding against Orr to the close of fiscal 2008 and up to the date of this report.  An extension on discovery has been agreed by the parties, extending the original March 13, 2009 deadline for a period of 60 days.  The Company continues to pursue all available remedies.  Trial is currently set for the fall of 2009. Settlement negotiations have been initiated by legal counsel for Orr.

On November 20, 2006, FACT Group and FACT Products, Inc. were served with a complaint in the civil action in the Superior Court of the State of New Jersey, Chancery Division, Monmouth County (the “CO.DA.P. Complaint”) by CO.DA.P Cola Dairy Products, SPA (“CO.DA.P.”), an Italian corporation.  Under the CO.DA.P. Complaint, CO.DA.P seeks judgment against FACT Group and/or FACT Products for alleged outstanding accounts payable totaling $94,414, with interest.  FACT Group and FACT Products have filed an answer and counterclaim to the CO.DA.P. Complaint.  In its counterclaim, Fact Products (the party in interest) alleges defective product design and negligence and seeks damages for lost business, past and future.  In its answer, FACT Group denies it is a proper party to the litigation.  During fiscal 2007 FACT Group and CO.DA.P successfully reached a settlement of all claims, and the complaint and counterclaim have been withdrawn.

ITEM 4.                       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the Company’s security holders for a vote during the fourth quarter of its fiscal year ending December 31, 2008.

PART II

ITEM 5.                       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) The Company's common stock trades on the Over-the-Counter Bulletin Board (“OTC/BB”) under the symbol "FCTOA".  Following is a report of high and low bid prices for the last two (2) fiscal years.

Year 2008	High	Low
4th Quarter ended 12/31/08	$0.37	$0.16
3rd Quarter ended 9/30/08	$0.36	$0.15
2nd Quarter ended 6/30/08	$0.35	$0.22
1st Quarter ended 3/31/08	$0.35	$0.20

Year 2007	High	Low
4th Quarter ended 12/31/07	$0.49	$0.27
3rd Quarter ended 9/30/07	$0.55	$0.33
2nd Quarter ended 6/30/07	$0.65	$0.35
1st Quarter ended 3/31/07	$1.05	$0.61

The information as provided above was provided by Pink Sheets.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 31, 2009, there were 673 record holders of the Company’s Class A common stock.

During the last two (2) fiscal years, no cash dividends have been declared on the Company's stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of the end of the Company’s most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans ( excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,500,000	$0.33	500,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	1,500,000	$0.33	500,000

Performance Graph

The Company is a smaller reporting company and is not required to provide this information.

Recent sales of unregistered securities; use of proceeds from registered securities

There are no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6.                        SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information required by this item.

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity

The Company anticipates it may require approximately $1,000,000 over the next twelve months to commence implementation of a newly developed 2009 strategic plan, which includes significant product development and commercialization efforts, marketing studies and category analysis, marketing plans and sales efforts, the proposed clinical trials and independent studies, a consumer awareness and public relations campaign, concepts for development, manufacturing and distribution of a line of our own food products for specific restricted dietary needs, expanded management resources and support staff, and other day to day operational activities.  The Company may require additional funds over the next three years to assist in realizing its goals should it not achieve anticipated bench marks over the 2009, 2010 and 2011 fiscal years.  The amount and timing of additional funds required cannot be definitively stated as at the date of this report and will be dependent on a variety of factors.  As of the filing of this report, the Company has been successful in raising funds required to meet our existing revenue shortfall for the funding of our current operations.  Funds have been raised through private loans, equity financing and conventional bank debt, as well as through the sale of certain active and passive investments.  The Company anticipates revenues generated from its functional food business will greatly reduce the requirement for additional funding; however, we cannot be certain the Company will be successful in achieving revenues from those operations.  Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Additionally the Company is aggressively pursuing acquisition opportunities which may result in additional financing requirements in order to successfully conclude a transaction.  At the date of this report, the Company cannot definitively state the amount of capital which may be required or the type of transaction which may be undertaken.  Of primary importance to the Company in any acquisition it may pursue are the following (a) presence of positive cash flow; (2) strategic or synergistic acquisition opportunities  - a sharing of resources to obtain operating efficiencies (3) new and innovative opportunities to enhance the existing FACT Group product line.

Capital Resources

Pursuant to a settlement agreement entered into between FACT LLC and Steven Schechter, Jennifer Flynn and Steven Capodicasa, FACT Group has an obligation to pay a total of $2,000,000 in royalty payments over 10 years.

Results of Operations

Comparison of 2008 and 2007

For the years ended December 31, 2008, and 2007 the Company incurred operating losses of $824,698 and $414,771 respectively.  Fiscal 2008 operations include a substantial decrease in gross revenues from $3,476,565 (2007) to $2,200,864 (2008).  The decrease in revenues can be attributed directly to decreased sales of bake mix products to one of its two key wholesale customers. Factors impacting the decreased demand by the particular customer included: (i) a reduction to carrying inventory levels of the end consumer goods produced from our baked goods mixes; (ii) discontinuation of one or more flavor varieties included in the product line manufactured from our baked goods mixes and (iii) declining demand for the end products produced from our baked goods mixes at the retail level. Associated costs of goods sold relating to functional premix sales decreased in conjunction with reduced bake mix sales from $2,950,707 (2007) to $1,717,563 (2008).  The Company’s gross margin on the sale of functional bake mixes improved over the respective periods as the Company was able to secure improved pricing on certain raw materials for certain bake mixes. Legal fees increased from $122,681 (2007) to $143,917 (2008) as a direct result of the Company’s involvement in certain legal matters more particularly described in Item 3 above.  Consulting fees decreased slightly to $168,744 (2008) from $179,605 (2007).  Administrative expenses reflect a substantial decrease over the respective fiscal years from $389,031 (2007) to $317,228 as the Company incurred decreased costs related to investor relations activities, freight charges and travel costs during the current year.  Depreciation and amortization expenses remained constant during the comparative fiscal years at $249,340 (2008) and $249,312 (2007) as the Company recorded recurring expenses related to the amortization of its intellectual property and fixed assets in the normal course of business.

During fiscal 2008 the Company recorded an expense of $428,770 related to stock based compensation with respect to the issuance of a total of 1,500,000 stock options to officers and directors of the Company with no comparative entry in the prior fiscal year.

During fiscal 2008, the Company recorded an expense of $234 as a permanent decline in the value of certain marketable securities based on an assessment of the liquidity of the market for the securities and the average market price of the shares at fiscal year end. There was no comparative entry in fiscal 2007.   The Company recorded a gain of $7,081 during fiscal 2007 as it liquidated certain of these same securities with no comparative entry in fiscal 2008 as the Company did not liquidate any securities during the current year.

Interest expenses increased over the comparative fiscal years totaling $90,564 (2007) and $103,089 (2008) as the Company received additional loans during the current fiscal year.  During fiscal 2007 the Company’s subsidiary Wall Street paid $1,201 in corporate income tax with no comparative entry in fiscal 2008.

Net losses for the two completed fiscal years were $499,455 (2007) and $928,021 (2008) respectively.

Summary of Working Capital and Stockholders' Equity

As of December 31, 2008, the Company had negative working capital of $2,151,349 and negative Stockholders' Equity of $2,675,599 compared with negative working capital of $1,849,374 and negative Stockholders' Equity of $2,236,028 as of December 31, 2007.  The Company’s negative working capital has increased as a result of the reduction to accounts receivable and the increase to current loans payable over the current fiscal year.

Sources of Working Capital

During 2008 the Company's primary sources of working capital have come from revenues generated from our functional foods business, monthly rental income and the net proceeds from:

•	$163,100 in loan proceeds from arms length third parties;

•	$26,659 in loan proceeds from a related party.

The Company is also aggressively pursuing the liquidation of its remaining passive investments.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

	Payments Due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$1,653,884	$129,953	$388,558	$1,135,373	$-0-
Capital Lease Obligations	-0-	-0-	-0-	-0-	-0-
Operating Lease Obligations	114,798	72,504	42,294	-0-	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-0-	-0-	-0-	-0-	-0-
Total	$1,768,682	$202,457	$430,852	$1,135,373	$-0-

Critical Accounting Policies

We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

Revenue Recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements."  Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured. Revenue for food products is recognized when the Company has concluded arrangements with customers and the product is shipped. The Company has not experienced any material expense in satisfying warranties and returns.

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting period. Estimates are made when accounting for revenue (as discussed above under “Revenue Recognition”), depreciation, amortization, bad debt reserves, income taxes and certain other contingencies.

We are subject to risks and uncertainties that may cause actual results to vary from estimates. We review all significant estimates affecting the financial statements on a recurring basis and record the effects of any adjustments when necessary.

Inventory

Inventory is valued at lower of cost or market on a first-in, first-out basis.

Stock Compensation Assumptions

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments" using the modified retrospective transition method. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. In March 2005 the SEC issued SAB No. 107, Share-Based Payment ("SAB 107") which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, be recognized at the full amounts of their fair values.

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

In March 2008, the FASB  issued SFAS  No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

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

In May 2008, the FASB issued SFAS No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued SFAS No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS – AN INTERPRETATION OF FASB STATEMENT NO. 60. The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

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

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, ACCOUNTING FOR DEFENSIVE INTANGIBLE ASSETS (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. The Company does not expect the adoption of EITF 08-7 to have a material impact on its financial statements.

On January 12, 2009 the Financial Accounting Standards Board ("FASB") issued a final Staff Position ("FSP") amending the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP does not have an impact on the Company at the present time.

On April 1, 2009 the FASB issued FSP FAS 141(R)-1 that amends and clarifies FASB No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination.

On April 9, 2009 the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These FSPs do not have an impact on the Company at the present time.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company and is not required to provide this information.

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item 8 are listed in Item 15(a) (1) and begin at page F-1 of this Annual Report on Form 10-K.

FACT CORPORATION

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(Stated in US Dollars)

INDEX TO FINANCIAL STATEMENTS

FACT CORPORATION

AUDITED FINANCIAL STATEMENTS

Page

Audited Financial Statements:

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Changes in Stockholders’ Deficiency	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Financial Statements	F-8 to F-19

Child, Van Wagoner & Bradshaw, PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
Fact Corporation

We have audited the accompanying consolidated balance sheets of Fact Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficiency, and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fact Corporation as of  December 31, 2008 and 2007, and the results of its operations and its cash flows for the  years ended December 31, 2008 and 2007,   in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
April 11, 2009

FACT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2008	December 31, 2007
Current Assets
Cash	$230,341	$105,053
Inventory	131,170	64,446
Accounts receivable (Note 3)	107,702	211,380
Prepaid expense	3,391	-
Total Current Assets	472,604	380,879

Investment in Capital Reserve Canada Ltd.	88	322

Property and Equipment
Intellectual property (Note 2)	998,950	1,247,987
Real property (net of accumulated depreciation of $988 and $544)	643	1,087
Total Property and Equipment	999,593	1,249,074
Total Assets	$1,472,285	$1,630,275

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$561,911	$369,764
Accounts payable (related parties)	559,940	678,304
Loan payable (related parties)	913,243	815,452
Loan payable	458,906	266,769
Current portion of long-term debt and acquisition cost (Note 2)	129,953	99,964
Total current liabilities	2,623,953	2,230,253

Long – Term Liabilities
Acquisition cost payable (Note 2)	1,523,931	1,636,050
Total Long – Term Liabilities	1,523,931	1,636,050

Total Liabilities	4,147,884	3,866,303

Stockholders' Deficiency
Class A Common Stock: authorized 100,000,000 shares of no par value; 17,154,406 issued and outstanding as at December 31, 2008 and December 31, 2007	23,103,924	23,103,924
Class A Common Stock Warrants	-	-
Additional paid in capital	428,770	-
Accumulated other comprehensive income	136,353	76,673
Accumulated deficit	(26,344,646)	(25,416,625)
Total Stockholders' Deficiency	(2,675,599)	(2,236,028)
Total Liabilities and Stockholders' Deficiency	$1,472,285	$1,630,275

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FACT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	December 31, 2008	December 31, 2007
Revenues
Functional food premix	$2,139,945	$3,410,219
Rental income	60,919	66,346
	2,200,864	3,476,565

Costs of goods sold – Functional food premix	1,717,563	2,950,707

Gross profit	483, 301	525,858

Expenses
Legal	143,917	122,681
Consulting fees	168,744	179,605
Depreciation and amortization	249,340	249,312
Stock based compensation	428,770	-
Other administrative expenses	317,228	389,031
	1,307,999	940,629

(Loss) from operation	(824,698)	(414,771)
Other income and expenses
Tax paid	-	(1,201)
Interest expense	(103,089)	(90,564)
Unrealized loss for marketable securities	(234)	7,081
	(103,323)	(84,684)

Provision for income taxes	-	-
Net (Loss)	$(928,021)	$(499,455)

Basic and diluted loss per share	$(0.05)	$(0.03)

Basic and diluted weighted average number of shares	17,154,406	17,154,406

Comprehensive loss
Net loss	(928,021)	(499,455)
Foreign currency translation adjustment	59,680	(33,447)
Total comprehensive loss	$(868,341)	$(532,902)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FACT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

	Class A Common Stock		Additional paid in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Deficit
	Shares	Amount
Balance at December 31, 2006	17,154,406	$23,103,924	$-	$(24,917,170)	$110,120	$(1,703,126)
Net loss for the period				(499,455)		(499,455)
Foreign currency translation adjustment					(33,447)	(33,447)
Balance at December 31, 2007	17,154,406	23,103,924		(25,416,625)	76,673	(2,236,028)
Stock based compensation			428,770			428,770
Net loss for the period				(928,021)		(928,021)
Foreign currency translation adjustment					59,680	59,680
Balance at December 31, 2008	17,154,406	$23,103,924	$428,770	$(26,344,646)	$136,353	$(2,675,599)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FACT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2008	December 31, 2007
Cash flows from operating activities:
Net loss	$(928,021)	$(499,455)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, depletion and amortization	249,339	249,337
Accrued interest	103,081	-
Loss (gain) on sale of securities		(7,081)
Unrealized loss on securities	234
Stock-based compensation	428,770	-
Changes in assets and liabilities:
Accounts receivable	57,935	274,680
Inventory	(66,723)	8,118
Prepaid expense	40,873	-
Accounts payable and accrued expense	116,481	(225,616)
Net cash provided by (used in) operating activities:	1,969	(200,017)

Cash flows from investing activities:
Acquisition of property and equipment	-	-
Proceeds from sale of securities	-	26,031
Net cash -provided by investing activities:	-	26,031

Cash flows from financing activities:
Loan proceeds	163,100	21,000
Proceeds (repayment) of related parties’ loan	26,659	155,957
Acquisition cost payable	(82,130)	(76,845)
Net cash provided by financing activities:	107,629	100,112

Effect of foreign exchange on transactions	15,690	(33,644)

Net increase (decrease) in cash	125,288	(107,518)
Cash at beginning of period	105,053	212,571
Cash and cash equivalents at end of period	$230,341	$105,053

Supplemental disclosure of cash flow information:
Interest paid	$41,982	$66,990
Income taxes paid (refund)	$(302)	$1,201

Supplemental schedule of non-cash financing and investing activities:
Interest accrued on notes	$103,081	$-
Unrealized loss on marketable securities	234
Stock based compensation	428,770	-
Total:	$532,085	$-

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FACT Corporation
Notes to Audited Financial Statements
Years Ended December 31, 2008 and 2007

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

In 1999, the Company's principal place of business moved to Canada. In December 1999, the Company formed a wholly-owned subsidiary, Capital Reserve Canada Limited, an Alberta corporation ("Capital Canada"), to locate and acquire producing oil and gas assets in Canada.  This subsidiary was divested in  fiscal 2004 by way of a distribution of shares to the stockholders of the Company.

On November 7, 2001 the Company entered into a Share Exchange Agreement with the stockholders of Food and Culinary Technology Group Inc. (“FACT”), a Nevada corporation, whereby all of the issued and outstanding shares of FACT were exchanged for 2,000,000 shares of the Company’s Class C common stock. (Note 2)

On February 8, 2002, the Company changed its name to FACT Corporation.

On July 23, 2002 the Company formed a wholly-owned subsidiary, Wall Street Real Estate Limited (“WSRE”), an Alberta corporation. WSRE purchased from the Company, certain commercial real estate located at 1528-1530 9th Avenue S.E., Calgary, Alberta, Canada.  This commercial property was divested during fiscal 2005.

As of December 31, 2008, the Company has three wholly-owned subsidiaries, Wall Street Investments Corporation (WSIC) (dormant Colorado corporation), FACT and WSRE.  FACT Products Inc. (formerly FACT Bread Company Inc.), a Nevada corporation, was incorporated in November 2001 and is a wholly-owned subsidiary of FACT.  Presently FACT Products Inc. has no operations.

Operations

Functional Food Business
The Company entered the functional food industry in November 2001 with the acquisition of FACT.  During the year ended December 31, 2002 the Company commenced sales of its functional food formulations. All but 3% of revenues for the current fiscal year were derived from these ongoing operations in the food industry.

The Company continues to pursue further commercial supply and licensing contracts for its existing line of functional food formulations, premixes and products.

FACT Corporation
Notes to Financial Statements
Years Ended December 31, 2008 and 2007

Note 1- Summary of Significant Accounting Policies (Continued)

Use of Estimates in the preparation of the financial statements

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Consolidation

The consolidated financial statements for 2008 and 2007 include the Company and its wholly-owned subsidiaries FACT, WSRE and FACT Products Inc.  All significant inter-company accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 107 (“SFAS 107”), Disclosure About Fair Value of Financial Instruments. SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s accounts receivable, prepaid expenses and other current expenses, and the current portions of notes payable approximate their estimated fair values due to their short-term maturities.  The fair market value of long-term debt cannot be determined due to a lack of comparability of similar market instruments.

FACT Corporation
Notes to Audited Financial Statements
Years Ended December 31, 2008 and 2007

Note 1- Summary of Significant Accounting Policies (Continued)

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

Revenue recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements."  Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured. Revenue for food products is recognized when the Company has concluded arrangements with customers and the product is shipped. The Company has not experienced any material expense in satisfying warranties and returns.

Other

The Company has selected December 31 as its year-end.

The Company consists of one (1) operating segment.

The Company expenses advertising costs as incurred and the total amounts for 2008 and 2007 were minimal.

The Company paid no cash dividends in 2008 and 2007.

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has insufficient working capital and is sustaining losses, and therefore may be forced to discontinue operations. This fact raises substantial doubt about the Company’s ability to continue as a going concern.  Management plans to raise additional capital to complete its business plan.

FACT Corporation
Notes to Audited Financial Statements
Years Ended December 31, 2008 and 2007

Note 2 - Acquisition of Food and Culinary Technology Group Inc. (“FACT”), Intellectual Property, and Issuance of Class C Common Stock

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

b.
FACT is obligated to make minimum royalty payments each year. In year 2009, the minimum amount of royalty payments to be paid is $129,953. For each subsequent year, the minimum amount increases by 30%. Amounts for the subsequent years are as follows:

2010 – $168,938
2011 – $219,620
2012 – $285,506

Upon reaching 2012, all remaining royalties become due and payable.

c. An additional royalty payment of $20,000 was made to the LLC in 2003.

FACT Corporation
Notes to Audited Financial Statements
Years Ended December 31, 2008 and 2007

Note 2 – Acquisition of Food and Culinary Technology Group Inc. (“FACT”), Intellectual Property, and Issuance of Class C Common Stock – (Continued)

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

Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” addresses financial accounting and reporting: (1) at the date of acquisition of goodwill and intangible assets apart from goodwill acquired other than in a business combination and (2) all goodwill and intangible assets apart from goodwill subsequent to their acquisition. A principal requirement of this statement is to determine the useful lives of intangible assets and amortize or not amortize the intangible assets accordingly. Intangible assets apart from goodwill with finite lives are to be amortized over their useful lives to their residual value, if any, whereas goodwill and intangible assets apart from goodwill with indefinite lives are not to be amortized. Another principal requirement of this statement relates to impairment of intangible assets. This statement, in its entirety, became effective for the Company on January 1, 2002. Certain provisions of the statement were effective July 1, 2001 since the intangible assets were acquired after that date. Management believes that currently the intangible assets have a ten year useful life, and the intangible assets are being amortized over ten years.

Note 3 – Accounts Receivable

The Company’s accounts receivable consists solely of trade receivables totaling $107,702 as at December 31, 2008 and $211,380 as of December 31, 2007.

Note 4 - Distribution of Capital Canada

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

FACT Corporation
Notes to Audited Financial Statements
Years Ended December 31, 2008 and 2007

Note 4 - Distribution of Capital Canada(Continued)

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

During fiscal 2006 the Company commenced the sale of these securities realizing proceeds of $2,100 prior to the end of the year.  At year end the Company still held a total of 481,800 shares of Capital Reserve Canada Ltd. with a market value of $19,272.  Accordingly the Company wrote down the book value of the investment, recording a loss of $7,000 with respect to sales of securities completed during the year, and a permanent decline on the value of the securities of $221,628. During fiscal 2007 the Company continued to sell the remaining securities realizing proceeds of $26,031 prior to the end of the year with respect to the sale of 473,758 shares.  The Company recorded a gain on the sale of these securities totaling $7,081.   As at December 31, 2007 the Company still held a total of 8,042 shares with a book value of $322.  At the close of fiscal 2008, the Company continued to hold 8,042 shares with a book value at the fiscal year end of $0.01 per share or $88.  In respect of reduction to book value at the fiscal year end, the Company has recorded an unrealized loss of $234.

Note 5 – Loans Payable (related parties)

Loans Payable from various related parties have the following terms at December 31:

Repayment terms	Interest rate	2008	2007
Demand	18%	$66,205	$66,205
Demand	10%	474,513	371,016
Demand	0%	143,353	143,353
Due within 2 years	10%	229,172	234,878
		$913,243	$815,452

Loans payable of $66,205 and $229,172 above are due and payable to Ultimate Resort Destinations Inc. a company controlled by Mr. Clifford L. Winsor, who is the stepfather of the Company’s CEO, Ms. Jacqueline Danforth.  The loan totaling $229,172 is secured by liens on the Company's accounts receivable and investments and bears interest at a rate of 10% p.a., maturing on December 31, 2009.  Interest is accrued monthly until maturity, at which time principal and all accrued and unpaid interest becomes due and payable.    During the year ended December 31, 2008 the Company made interest payments on the above loans totaling $34,929, and reductions to principal totaling $5,706.  The loan totaling $143,353 relates to an amount owing by FACT Products, a wholly-owned subsidiary of FACT Group.  This amount was previously payable to a supplier of FACT Products but was assumed by Ultimate Destinations Inc. by way of a settlement payment made to the supplier to settle certain litigation between FACT Products and the supplier during fiscal 2007.  The amount is non-interest bearing and is due on demand.  Ultimate Destinations Inc. is also a company controlled by Mr. Clifford L. Winsor.

The above noted loan totaling $474,513 is due and payable to International Securities Group Inc., a company to which Ms. Danforth, the Company’s CEO, also provides regular consulting services, and which was previously owned by one of the Company’s former directors.  The loan bears interest at 10% p.a. and is payable on demand.  During the year ended December 31, 2008, the Company received a further loan of $67,295 under the terms of this loan agreement, accrued interest totaling $39,115 over the 12 month period, and recorded an unrealized foreign exchange loss to the loan account totaling $2,913 as a result of the impact of foreign exchange on that portion of the loan proceeds which were provided to the Company in Canadian dollars.

FACT Corporation
Notes to Audited Financial Statements
Years Ended December 31, 2008 and 2007
Note 6 – Loans Payable

Repayment terms	Interest rate	2008	2007
Demand	10%	$196,117	$178,244
Demand	10%	75,042	55,525
Demand	10%	36,309	33,000
Demand	10%	151,438	-
		$458,906	$266,769

Each of the above loans are with arms-length third parties and are payable on demand.

Note 7 – Common stock

There were no transactions during the fiscal years ended December 31, 2008, 2007 or 2006.

Note 8 – Stock-Based Compensation

Issuance of stock options

The Board of Directors approved a 2008 stock option and stock award plan on August 10, 2008 (the “Plan”), which plan received shareholder approval on September 25, 2008.  Under the Plan, a maximum of 2,000,000 shares of the Common Stock of the Company are authorized to be granted to directors, officers, employees and consultants of the Company.

On October 10, 2008, the Company granted a total of 1,500,000 stock options to officers and directors of the Company, exercisable into shares of Class A common stock at $0.33 per share, which price represents 110% of the closing price of the Company’s common stock on that date.   Concurrently, the Board of Directors canceled all previously approved stock option plans.  No options remained available for exercise under any of the Company’s previously approved stock option and award plans at the time of cancelation.

The following is a table of outstanding options and changes during the fiscal year ending December 31, 2008.  All options are immediately vested and have a term of 10 years.

	Employee Options	Non-employee Options	Weighted Average Exercise Price
Options outstanding, December 31, 2007	-	-	-
Options granted:
Employees	-	-	-
Non-employees	-	1,500,000	0.33
Options exercised	-	-	-
Options canceled	-	-	-
Options expired	-	-	-
Options Outstanding, December 31, 2008	-	1,500,000	0.33

FACT Corporation
Notes to Audited Financial Statements
Years Ended December 31, 2008 and 2007

Note 8 – Stock-Based Compensation (Continued)

Options granted consist of:

Year and Exercise price relative to fair value of underlying stock	Weighted average fair value at grant date	Weighted average exercise price
Year ending December 31, 2008:
Exercise price exceeds fair value:	$0.30	$0.33

If not previously exercised or canceled, options outstanding at December 31, 2008 will expire as follows:

	Range of Exercise Prices		Weighted Average Exercise
	High	Low	Shares	Price
Year Ending December 31, 2018	$0.33	$0.33	1,500,000	$0.33

 The fair value of each option granted was computed using the Black-Scholes method using the following weighted-average assumptions:

Year ended December 31, 2008
Expected Volatility:	128.18
Risk-free interest rate:	3.89%
Expected Dividends:	0
Expected Term in Years:	10

The fair value of 1,500,000 options granted during the year ended December 31, 2008 totals $428,770, which amount has been expensed and recorded in the Company's Statement of Shareholder's Deficiency, as additional paid in capital.

Note 9 – Warrants

The Company had no outstanding warrants as at December 31, 2006, 2007 or 2008.

Note 10 – Related Party Transactions

During the year ended December 31, 2005, the Company entered into a loan agreement in the total amount of $250,000 with respect to amounts previously advanced from International Securities Group Inc., a company to which Ms. Danforth, the Company’s CEO, provides regular consulting services, and which was previously owned by one of the Company’s former directors.  As at the year ended December 31, 2005 a total of $293,405 was due to International Securities Group Inc., including interest accrued during the most recently completed fiscal year totaling $27,545 calculated at 10% per annum.  During fiscal 2006, a further $12,429 was added to the principal balance of the loan and accrued interest totaled $30,986 for a balance of $336,820 as at December 31, 2006.  During fiscal 2007 interest totaling $31,859 and a foreign exchange loss of $2,336 were applied to the principal balance of the loan for a closing balance of $371,015 at the year ended December 31, 2007.  During the fiscal year ended December 31, 2007 Mr. W. Scott Lawler resigned from the Company’s board of directors.  During the fiscal year ended December 31, 2008, International Securities Group advanced a further $67,295 to the principal balance of the loan at a rate of 10% p.a.  Interest totaling $39,115 and a foreign exchange gain totaling $2,913 were applied to the loan for a closing balance of $474,513 at December 31, 2008.  International Securities Group Inc. continues to provide the Company administrative services on a monthly basis.

FACT Corporation
Notes to Audited Financial Statements
Years Ended December 31, 2008 and 2007

Note 11– Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, be recognized at the full amounts of their fair values.

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

FACT Corporation
Notes to Audited Financial Statements
Years Ended December 31, 2008 and 2007
Note 11– Recent Accounting Pronouncements (Continued)

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

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, ACCOUNTING FOR DEFENSIVE INTANGIBLE ASSETS (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. The Company does not expect the adoption of EITF 08-7 to have a material impact on its financial statements.

On January 12, 2009 the Financial Accounting Standards Board ("FASB") issued a final Staff Position ("FSP") amending the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP does not have an impact on the Company at the present time.

On April 1, 2009 the FASB issued FSP FAS 141(R)-1 that amends and clarifies FASB No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination.

On April 9, 2009 the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These FSPs do not have an impact on the Company at the present time.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

FACT Corporation
Notes to Audited Financial Statements
Years Ended December 31, 2008 and 2007
Note 12 – Income Taxes

As of December 31, 2008 the Company had approximately $7,768,000 (2007 - $7,268,000) of net operating loss carryover that expires between 2022 and 2028.  The Company had deferred tax assets of approximately $3,107,000 (2007 - $2,941,000) relating to the net operating loss carryover.  A valuation allowance has been provided for the total amount since the amounts, if any, of future revenues necessary to be able to utilize the carryover, are uncertain.  A reconciliation of income taxes computed using the statutory federal income tax compared to the effective tax rate is as follows:

	2008		2007
Federal tax computed at the expected statutory rate	(35.0	) %	(35.0	) %
State income tax, net of federal tax benefit	(3.0)		(3.0)
Estimated foreign income taxes	(3.6)		(3.6)
Net change in valuation allowance	41.6		41.6

Income tax expense - effective rate	00.0%		00.0%

Because of the 50% change in ownership rules of the Internal Revenue Code, certain prior net operating loss carryforwards are no longer available from periods before 2001.  Carryover of net operating losses available may also be restricted due to future changes in ownership.

The change in the valuation allowance was $166,000 for 2008.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2007 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2007 and 2008, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2007 and 2008.

 Note 13 – Commitments

The Company’s subsidiary, Wall Street, presently leases 3,840 square feet of office space at 1530-9th Ave S.E., Calgary, Alberta Canada, from Barclay Street Real Estate Ltd. (formerly ″Sun Prairie Resources Ltd. ″), from which location the Company and all its subsidiaires carry on operations. The lease is for a four year term ending on July 31, 2010.  There is no provision in the lease for renewal.

Under the terms of the lease Wall Street pays monthly rent at a fixed rate of $10.86 (CAD$11.50) per square foot for a total of $3,474 (CAD$3,680) per month, plus operating costs of approximately $8.50 (CAD$9.00) per square foot totaling $2,568 (CAD$2,720), plus applicable taxes.  Annual fluctuations in operating costs as a result of actual costs versus budgeted costs may result in adjustments to the operating costs for each ensuing year.

Minimum Annual lease payments (inclusive of estimated operating costs) are as follows:

2009 - $   72,504
2010 - $   42,294
            $ 114,798

FACT Corporation
Notes to Audited Financial Statements
Years Ended December 31, 2008 and 2007

Note 13 – Commitments (continued)

Wall Street has sublet the space as follows:

-	International Securities Group Inc. has a sublease for 1,580 square feet on a month to month basis at a rate of $3,304 (CAD$3,500) per month, inclusive of operating costs, plus applicable taxes;
-	FACT Corporation has a sublease for 768 square feet on a month to month basis at a rate of $1,301 (CAD$1,378) per month, inclusive of operating costs, plus applicable taxes.
-	Saw Communications has a sublease for 1,492 square feet until July 31, 2010 at a rate of $3,078 (CAD$3,259) per month, inclusive of operating costs, plus applicable taxes.

There are presently no formal lease agreements between Wall Street and its subtenants.

Note 14 – Other Events

Shareholders of FACT Corporation as of January 10, 2007, will receive dividend shares of FACT Products Inc. on the basis of 1 share for every 5 shares of FACT Corporation.   The Company did not accomplish a distribution in fiscal 2008 and now expects to complete the distribution during fiscal 2009.

Subsequent to the year-end the Company hired a Vice President of Sales.  Under the terms of the employment contract the Company agreed to issue the employee 110,000 incentive stock options with an exercise price of $0.35 per share.  The options vest ratably on a quarterly basis over the term of the first year of employment.

ITEM 9.                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A (T).              CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation.  In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.                     OTHER INFORMATION

There are no items requiring disclosure hereunder.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the names and ages of all directors and executive officers of FACT as of the date of this report, indicating all positions and offices with FACT and its subsidiaries held by each such person:

NAME	AGE	POSITION
Jacqueline Danforth	37
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

The Company’s directors are elected by the holders of FACT's common stock.  Cumulative voting for directors is not permitted.  The term of office of directors of FACT ends at the next annual meeting of FACT's stockholders or when their successors are elected and qualified.  The annual meeting of stockholders is specified in FACT's bylaws to be held within six months from the Company's fiscal year end or within 15 months from the date of the last annual meeting.  The Company’s 2008 Annual Meeting was held on September 25, 2008.  The term of office of each officer of FACT ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of stockholders, or when his successor is elected and qualifies.  Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of FACT.

JACQUELINE R. DANFORTH, Ms. Danforth has been a member of the Board of Directors and the President of FACT Corporation since August 7, 2001.  Ms. Danforth has been a director and Secretary of Food and Culinary Technology Group Inc. since its acquisition by the Company, November 7, 2001, and President since July 22, 2002.  Ms. Danforth was also named President, Secretary-Treasurer and appointed to the Board of Directors of FACT Products Inc. on November 5, 2001, and has been President and a director of Wall Street Investment Corp since its re-instatement November 15, 2001.  Ms. Danforth became the President, Secretary and Treasurer, as well as a director of Wall Street Real Estate Ltd. upon its incorporation on July 23, 2002.  Over the past ten years, Ms. Danforth has worked for both private and publicly traded companies, providing management and direction.  She has extensive experience in start up operations, and her range of experience with publicly traded corporations listed on both Canadian and US exchanges includes all aspects of public reporting, corporate finance and stockholder communications.  She has worked in a broad range of industry sectors including natural resources and technology.  Ms. Danforth continues to provide consulting services to other private and public corporations on a limited basis, and sits as a director on several private and public boards.  She is the President and sole director of Argonaut Management Group, Inc., her private consulting company.

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

Compliance with Section 16(A) of the Exchange Act

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Jacqueline Danforth	CEO, CFO and Director	N/A	Late/1	N/A
Paul Litwack	Director	N/A	Late/1	N/A
Brian Raines	Director	N/A	Late/1	N/A

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

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

The Board of Directors presently does not have an audit committee. Since there is only one independent member of the Board it is not feasible at this time to have an audit committee.   The Board of Directors performs the same functions as an audit committee.  The Board of Directors in performing its functions as an audit committee has determined that it does not have an audit committee financial expert.

ITEM 11.                      EXECUTIVE COMPENSATION.

The following table sets forth information for the individuals who served as the senior executive officers of the Company during any portion of the last two fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year ended December 31	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Jacqueline Danforth, President & Principal Executive Officer	2008	101,244	-0-	-0-	142,923	-0-	-0-		244,167
Jacqueline Danforth, President & Chief Executive Offier	2007	101,244	-0-	-0-	-0-	-0-	-0-		101,244
(1) For 2007 Ms. Danforth received payments of $35,000 and the balance of $66,244 was accrued.  For 2008 Ms. Danforth received payments of $43,781 and the balance of $57,463 was accrued.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jacqueline Danforth	500,000	-0-	-0-	0.33	October 10, 2018	-0-	-0-	-0-	-0-
Paul Litwack	500,000	-0-	-0-	0.33	October 10, 2018	-0-	-0-	-0-	-0-
Brian Raines	500,000	-0-	-0-	0.33	October 10, 2018	-0-	-0-	-0-	-0-

There were a total of 1,500,000 stock options granted during the fiscal year ended December 31, 2008 to officers and directors of the Company under the Company’s 2008 Stock Option and Award Plan (the “Plan”) which was approved by stockholders during fiscal 2008.  All of the options vested on grant date and have a term of 10 years.  There have been no stock awards granted under the Plan as of the date of this report.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jacqueline Danforth	-0-	-0-	142,923	-0-	-0-	-0-	142,923
Paul Litwack	-0-	-0-	142,923	-0-	-0-	-0-	142,923
Brian Raines	-0-	-0-	142,923	-0-	-0-	-0-	142,923

The Company has made no arrangements for the cash remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.  No remuneration has been paid to the Company’s officers or directors for services to date, other than the option awards granted as disclosed in the table above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of the end of the Company’s most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

Equity Compensation Plan Information
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,500,000	$0.33	500,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	1,500,000	$0.33	500,000

The Company has a Stock Option and Award plan for up to 2,000,000 options which was approved during fiscal 2008 (the “Plan”).  Concurrent with stockholder approval for the 2008 Stock Option and Award Plan the Board of Directors canceled all previously approved stock option plans.  There were no outstanding stock options at the time of cancelation of the prior plans.  There have been a total of 1,500,000 options granted to officers and directors under the Plan as of the date of this report, and a further 110,000 options are reserved for issuance pursuant to an employment agreement between the Company and its newly appointed Vice President of Sales which commenced April 6, 2009.

SECURITY OWNERSHIP OF  CERTAIN BENEFICIAL OWNERS

The following table sets forth information, as of March 31, 2009, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders  have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Class A Common	Caribbean Overseas Investments Ltd. COR 12 Baymen Ave and Calle Al Mar Belize City, Belize	2,170,296 Class A common shares	12.65%
Class A Common	International Securities Group Inc. 1530 9th Ave SE Calgary, Alberta T2G 0T7	6,287,456 Class A common shares held in the name of International Securities Group Inc.(2)	36.31%
Class A Common	Jacqueline R. Danforth, President, Secretary, Treasurer and director of FACT Corporation; President, director and Secretary of Food and Culinary Technology Group, Inc., director of FACT Products Inc., President, Secretary, Treasurer and director of Wall Street Real Estate Ltd. and President and director of Wall Street Investment Corp (9) c/o 1530-9th Ave S.E. Calgary, Alberta, Canada T2G OT7	618,410 Class A common shares and directly(2) and 300,369 shares are held indirectly in the name of Argonaut Management Group Inc. (3)	5.20%
Class A Common	Dr. Brian Raines, director of FACT Corporation (4)	1,460,000 Class A common shares held in the name of Food Information Services Inc. (5)	8.27%

Common		7,477,752 Common shares	62.43%
(1)     Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of Class A Common Stock subject to options or warrants exercisable within 60 days of March 31, 2009 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 17,154,406 shares of Class A common stock outstanding as of March 31, 2009.
(2)             Ms. Danforth is the beneficial owner of Argonaut Management Group Inc.
(3)             Ms. Danforth has been granted a total of 500,000 stock options included above, which are fully vested and available or exercise at $0.33 per share for a period of 10 years from October 10, 2008.
(4)             Dr. Raines has been granted a total of 500,000 stock options which are fully vested and available or exercise at $0.33 per share for a period of 10 years from October 10, 2008.
(5)  Food Information Services Inc. is a Florida corporation owned by Dr. Raines.

Security Ownership of Management

The following table sets forth information, as of April 9, 2009, with respect to the beneficial ownership of the Company’s common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)

Class A Common	Jacqueline R. Danforth, President, Secretary, Treasurer and director of FACT Corporation; President, director and Secretary of Food and Culinary Technology Group, Inc., director of FACT Products Inc., President, Secretary, Treasurer and director of Wall Street Real Estate Ltd. and President and director of Wall Street Investment Corp (9) c/o 1530-9th Ave S.E. Calgary, Alberta, Canada T2G OT7	618,410 Class A common shares are held directly(2) and 300,369 shares are held indirectly in the name of Argonaut Management Group Inc. (3)	5.20%
Class A Common	Dr. Brian Raines, director of FACT Corporation (4)	1,460,000 Class A common shares held in the name of Food Information Services Inc. (5)	8.27%
Class A Common	Paul Litwack, director of FACT Corporation and Food and Culinary Technology Group Inc. (6)	860,000 Class A common shares	4.87%
Common	All Officers and Directors as a group	3,238,779 Class A Common shares	18.34%
(1)           Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of Class A Common Stock subject to options or warrants exercisable within 60 days of March 31, 2009 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 17,154,406 shares of Class A common stock outstanding as of March 31, 2009.
(2)           Ms. Danforth is the beneficial owner of Argonaut Management Group Inc.
(3)           Ms. Danforth has been granted a total of 500,000 stock options included above, which are fully vested and available or exercise at $0.33 per share for a period of 10 years from October 10, 2008.
(4)           Dr. Raines has been granted a total of 500,000 stock options which are fully vested and available or exercise at $0.33 per share for a period of 10 years from October 10, 2008.
(5)  Food Information Services Inc. is a Florida corporation owned by Dr. Raines.
(6)           Mr. Litwack has been granted a total of 500,000 stock options which are fully vested and available or exercise at $0.33 per share for a period of 10 years from October 10, 2008.

Changes in Control

There are no arrangements known to the Company which may result in a change of control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

During the year ended December 31, 2005, the Company entered into a loan agreement in the total amount of $250,000 with respect to amounts previously advanced from International Securities Group Inc., a company which holds shares of the Company. As at the year ended December 31, 2005 a total of $293,405 was due to International Securities Group Inc., including interest accrued during the most recently completed fiscal year totaling $27,545 calculated at 10% per annum.  During fiscal 2006, a further $12,429 was added to the principal balance of the loan and accrued interest totaled $30,986 for a balance of $336,820 as at December 31, 2006.  During fiscal 2007 interest totaling $31,859 and a foreign exchange loss of $2,336 were applied to the principal balance of the loan for a closing balance of $371,015 at the year ended December 31, 2007.
During the fiscal year ended December 31, 2008, International Securities Group advanced $67,295 to the principal balance of the loan at a rate of 10% p.a.  Interest totaling $39,115 and a foreign exchange loss totaling $2,913 were applied to the loan for a closing balance of $474,513 at December 31, 2008.

Loans payable of $66,205 and $229,172 included in Loans Payable – Related Parties on the balance sheets of the Company included above are due and payable to Ultimate Resort Destinations Inc., a company controlled by Mr. Clifford L. Winsor, who is the stepfather of the Company’s CEO, Ms. Jacqueline Danforth.  The loan totaling $229,172 is secured by liens on the Company's accounts receivable and investments and bears interest at a rate of 10% p.a., maturing on December 31, 2009.  Interest is accrued monthly until maturity, at which time principal and all accrued and unpaid interest becomes due and payable.    During the year ended December 31, 2008 the Company made interest payments on the above loans totaling $34,929, and reductions to principal totaling $5,706.  The loan totaling $143,353 relates to an amount owing by FACT Products, a wholly-owned subsidiary of FACT Group.  This amount was previously payable to a supplier of FACT Products but was assumed by Ultimate Destinations Inc. by way of a settlement payment made to the supplier to settle certain litigation between FACT Products and the supplier during fiscal 2007.  The amount is non-interest bearing and is due on demand.  Ultimate Destinations Inc. is also a company controlled by Mr. Clifford L. Winsor.

Director Independence

The company currently has two independent directors:

Paul Litwack
Dr. Brian Raines

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December 31, 2008 and December 31, 2007:

Services	2008	2007
Audit fees	$23,500	$5,000
Audit related fees	$0	$650
Tax fees	$0	$18,100
Total fees	$23,500	$23,800

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

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

Schedules

All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

Exhibits

EXHIBIT NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990
3.2	Amended Bylaws	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994
3.3	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on November 26, 2001	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002 herewith
3.4	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on February 8, 2002	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002 herewith
10.5	Share Exchange Agreement dated November 20, 2001 by and between Capital Reserve Corporation, Food and Culinary Technology Group, Inc. and Shareholders of Food and Culinary Technology Group, Inc.	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

EXHIBIT NUMBER	EXHIBIT	REFERENCE
10.7	Fourth Amendment to the Share Exchange Agreement dated February 2, 2004.	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
10.8	Amended and Restated Shareholders Agreement dated February 2, 2004	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
10.9	Mortgage between FACT Corporation and 948783 Alberta Inc. dated March 17, 2004	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
10.10	Offer to Purchase between FACT Corporation and Calfrac Well Services Ltd. dated December 21, 2004	Incorporated by reference to the Exhibits previously filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.
10.11	Removal of Conditions and Amending Agreement dated February 25, 2005 between FACT Corporation and Calfrac Well Services Ltd.	Incorporated by reference to the Exhibits previously filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.
31	Section 302 Certification- Chief Executive Officer	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACT CORPORATION

By:/s/ Jacqueline R. Danforth
Name: Jacqueline R. Danforth
Title: President, Principal Executive, Financial and Accounting Officer
Date: April 14, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:/s/ Jacqueline R. Danforth
Name: Jacqueline R. Danforth
Title: President and Member of the Board of Directors
Date: April 14, 2009

By:/s/ Dr. Brian Raines
Name: Dr. Brian Raines
Title: Member of the Board of Directors
Date: April 14, 2009

By:/s/ Paul Litwack
Name:  Paul Litwack
Title: Member of the Board of Directors
Date: April 14, 2009