Form 10-Q
period 2009-03-31
FACT CORP
filed 2009-05-11
CIK 707674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

(1) Yes [X] No [ ]
(2) Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

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

 17,154,406 common shares outstanding as of April 23, 2009.

FACT CORPORATION

PART I

ITEM 1.                      FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations and Comprehensive Loss	F-2

Consolidated Statements of Cash Flows	F-3

Notes to Unaudited Consolidated Financial Statements	F-4 to F-6

FACT CORPORATION Consolidated Balance Sheets (Unaudited)

	March 31, 2009	December 31, 2008

Current Assets
Cash	$127,997	$230,341
Inventory	61,314	131,170
Accounts receivable	154,493	107,702
Prepaid expense	5,341	3,391
Total Current Assets	349,145	472,604

Investment in Capital Reserve Canada Ltd.	56	88

Property and Equipment
Intellectual property	936,690	998,950
Real Property (net of accumulated depreciation of $1,052 and $988)	579	643
Total Property and Equipment	937,269	999,593
Total Assets	$1,286,470	$1,472,285

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$501,957	$561,911
Accounts payable (related parties)	568,773	559,940
Loans payable (related parties)	1,133,938	913,243
Loan payable	269,268	458,906
Current portion of long-term debt and acquisition cost	139,700	129,953
Total Current Liabilities	2,613,636	2,623,953

Long-Term Liabilities
Acquisition cost payable	1,490,805	1,523,931
Total Long-Term Liabilities	1,490,805	1,523,931

Total Liabilities	4,104,441	4,147,884
Commitments and contingencies
Stockholders' Deficit
Class A Common Stock - authorized 100,000,000 shares of no par value; 17,154,406 issued and outstanding as at March 31, 2009 and December 31, 2008	23,103,924	23,103,924
Class A Common stock warrants	-	-
Additional paid in capital	428,770	428,770
Accumulated deficit	(26,490,861)	(26,344,646)
Accumulated other comprehensive income	140,196	136,353
Total Stockholders' Deficit	(2,817,971)	(2,675,599)
Total Liabilities and Stockholders' Deficit	$1,286,470	$1,472,285
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FACT CORPORATION Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	For the three months ended March 31,
	2009	2008
Revenues
Functional food premix	$462,234	$661,952
Rental income (net of operating expenses)	17,042	14,237
	479,276	676,189

Costs of Goods Sold – Functional food premix	389,220	550,505

Gross Profit	90,056	125,684

Costs and Expenses
Legal	18,735	26,721
Consulting fees	77,811	44,374
Depreciation and amortization	62,324	62,339
Other Administrative expenses	46,056	78,036
	204,926	211,470
(Loss) from operations	(114,870)	(85,786)
Other income and expenses
Unrealized gain (loss) on disposal of marketable securities	(32)	-
Tax (Paid) /refunded	-	(309)
Interest expense	(31,313)	(24,302)
	(31,345)	(24,611)

Provision for income taxes	-	-

Net (Loss)	$(146,215)	$(110,397)

Net (Loss) per Common Share, basic and diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Used in calculation	17,154,406	17,154,406

Comprehensive loss
Net loss	$(146,215)	$(110,397)
Foreign currency translation adjustment	3,843	10,899
Comprehensive loss	$(142,372)	$(99,498)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FACT CORPORATION Consolidated Statements of Cash Flows (Unaudited)
	For the three months ended March 31,
	2009	2008

Cash From Operating Activities:
Net (loss)	$(146,215)	$(110,397)
Reconciling adjustments
Depreciation, depletion and amortization	62,323	62,339
Accrued interest	31,313	-
Unrealized loss on securities	32	-
Changes in operating assets and liabilities
Accounts receivable	(46,981)	90,360
Inventory	69,856	(49,113)
Prepaid Expense	(1,982)	-
Accounts payable and accrued expenses	(47,189)	(718)
Net Cash Flows Used In Operating Activities	(78,843)	(7,529)

Cash From Financing Activities:
Loan proceeds (repayment)	-	10,000
Loan proceeds (repayment) related party loans	-	24,302
Acquisition cost payable	(23,380)	(45,399)
Net Cash Flows Used In Financing Activities	(23,380)	(11,097)

Foreign currency translation adjustment	(121)	10,346

Net change in cash and cash equivalents	(102,344)	(8,280)
Cash at beginning of period	230,341	105,053
Cash at end of period	$127,997	$96,773

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid (refund)	$-	$309

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FACT CORPORATION
Notes to the Consolidated Financial Statements for the three months ended March 31, 2009
(Unaudited – prepared by Management)

Note 1- Basis of presentation

The accompanying unaudited condensed consolidated financial statements of FACT Corporation (the “Company”) have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008.

The interim financial statements present the balance sheet, statements of operations and cash flows of FACT Corporation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2009, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

FACT CORPORATION
Notes to the Consolidated Financial Statements for the three months ended March 31, 2009
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

On January 12, 2009 the FASB issued a final Staff Position ("FSP") amending the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets to achieve more consistent determination of whether another-than-temporary impairment has occurred. This FSP does not have an impact on the Company at the present time.

On April 1, 2009 the FASB issued FSP FAS 141(R)-1 that amends and clarifies FASB No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination.

FACT CORPORATION
Notes to the Consolidated Financial Statements for the three months ended March 31, 2009
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

Note 3 – Subsequent Events

On April 6, 2009, the Company’s Board of Directors appointed Denise Gurley Vice President-Sales in conjunction with an employment contract whereunder, among other consideration, Ms. Gurley was granted a total of 110,000 stock options exercisable into shares of Class A common stock at $0.35 per share.   The options were granted under the Company’s 2008 Stock Option and Stock Award Plan and vest ratably on a quarterly basis over the term of the first year of employment.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2008, and 2007, together with notes thereto.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" mean FACT Corporation, unless the context clearly requires otherwise.

General Overview

FACT Corporation predominantly operates in the functional food industry through its wholly-owned subsidiary, Food and Culinary Technology Group Inc., (“FACT Group”) developing, licensing and supplying turnkey functional bake mixes to customers who manufacture, distribute, and market bakery and pasta products to consumers through a variety of conventional and alternative channels including retail, food service and specialty markets.   Presently the Company’s primary revenue stream is generated by the sale of these functional bake mixes in a wholesale format.

The Company also has minimal operations through its wholly-owned subsidiary, Wall Street Real Estate Investments Ltd. which generates revenues through the rental and sub-lease of office space in Calgary, Alberta.

The Company further has one dormant subsidiary, FACT Products, Inc., which holds the proprietary rights to an Italian crème product, not currently in production.

Executive Summary

•	Net revenues in the three months ended March 31, 2009 decreased by 28% over the comparative three month period with a 30% reduction to gross revenues;

•
Operating expenses for the three months ended March 31, 2009 decreased by 3% over the comparative three month period.  The overall decrease to operating expenses reported was minor due to the fact that while the Company experienced substantial decreases in certain operating accounts, these were offset by substantial increases to other operating accounts, resulting in an overall shift of cost centers with a fairly insignificant net change in overall costs.   The Company reported a decrease of 30%  to legal expenses and a decrease of 41% to general administrative  expenses, with an increase to consulting fees of 75% period over period, as a result of recruitment fees paid with respect to a new hire during the period, and the retention of a consultant to assist in the Company’s three year forward-planning and acquisition strategies;

•
The Company’s net loss for the three months ended March 31, 2009 increased by 32% over the comparative period predominantly as a result of decreased net revenue, an increase to  interest expenses and a minor reduction to overall operating expenses.

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

During the three months ended March 31, 2009, aggregate commodity costs remained relatively constant across the Company’s product lines, allowing FACT to offer more favorable pricing to its customers with respect to certain products. Transportation costs decreased substantially as a result of decreasing gas prices, and transportation surcharges previously levied by our contracted logistics companies were withdrawn.  Accordingly the cost of the Company’s wholesale blended products decreased, and a percentage of the decrease in costs was passed along to our customers where possible, to reflect stabilized ingredient prices and reduced transportation costs.

We expect fluctuations and uncertainty in the commodity and other raw material costs to continue, particularly for dairy, grains and energy.  We will endeavor to pass increased costs and/or savings along to our customers where possible to allow the Company to maintain our current business margins.  However, if we are to realize increased costs which cannot be passed along, or should we fail to price our products competitively where savings could be secured for our customers, cost increases and/or loss of sales as a result of non-competitive pricing could result in a reduction to our bottom line profits and our top line sales.

Dependence On One or a Few Major Customers

The Company’s revenues for fiscal years ended December 31, 2008 and 2007 and to the date of this report rely heavily on sales made to two (2) key customers: Western Bagel Baking Corporation of Van Nuys, California and Prince Donuts Inc. of Linden, NY.  Together these two (2) customers account for approximately ninety nine per cent (99%) of premix sales.  During the three months ended March 31, 2009, sales to key customer Prince Donuts were reduced by 14% as compared to sales over the same period in the prior fiscal year, meanwhile sales to customer Western Bagel Baking corporation were reduced by 47% over the comparative period.  The Company believes decline in sales reflects the uncertain economic condition in the United States and the impact of this uncertainty on sales to the end consumer.  While we believe sales to Western Bagel will continue at a constant level during the current fiscal year, we anticipate sales to this customer over the year will reflect a reduction from prior year sales as a result of a more competitive marketplace and less consumer dollars available to spend overall.   During March 2008, FACT customer Prince Donuts advised the Company of a hold on future purchases while extraordinarily high inventory levels required reduction for certain of their customer base.   The Company was advised this hold on purchases would remain in effect until mid May 2008, at which point high inventory levels should have normalized and regular order volumes should continue.  However, customer Prince Donuts did not order any products from FACT Group during the second quarter of fiscal 2008 as a result of this hold on purchases.

Subsequent to June 30, 2008 Prince Donuts resumed orders, though during the three month period ended September 30, 2008, and to the end of the fiscal year ended December 31, 2008 sales volumes were substantially reduced compared to the same period in the prior year.  During the three month period to March 31, 2009, FACT has continued to experience a decrease in sales to customer Prince Donuts.  At the date of this report, the Company believes that it does not have complete information from customer Prince Donuts as to the status of sales of finished products to its customer, and therefore, we anticipate that this key account may be , or already has been lost.   We have not recorded any sales from Customer Prince Donuts since the close of the three month period ended March 31, 2009.  While FACT Group has hired a new full time sales professional, and is actively working to successfully close additional client accounts to assist in better diversifying our revenue base and address the negative impact of such heavy reliance on a few major customers, it is unknown if we will be successful in this endeavor in the immediate future.  It is anticipated that until such time as FACT establishes a more diverse range of products in the marketplace, it will remain reliant on a small number of key customers to drive sales.  A loss of any one of these customers, and specifically Prince Donuts, without identifying and securing new customers could seriously impact on our business.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of March 31, 2009, the Company had negative working capital of $2,264,491 and negative Stockholders' Equity of $2,817,971 compared with negative working capital of $2,151,349 and negative Stockholders' Equity of $2,675,599 as of December 31, 2008.  The Company’s negative working capital has increased as a result of the reduction to accounts receivable and use of cash to settle certain accounts payable.

Liquidity

The Company believes that cash from operations and existing credit facilities currently provide sufficient liquidity to meet our present working capital needs, including debt servicing obligations. In order to implement our 2008 through 2010 plans for growth, our debt retirement plans and other expansion plans,  the Company anticipates it may require between $1,000,000 and $5,000,000 over the next three years to fully implement its business plan, which includes significant marketing efforts, the continued development and refinement of functional food formulations and products, a consumer awareness and public relations campaign, concepts for development, manufacturing and distribution of master brand food products, expanded management resources and support staff, and other day to day operational activities.  Depending on the success of each segment of the staggered implementation of our growth initiatives the Company will require varying amounts of funds over the next three years in order to realize its goals. Should the Company fail to achieve anticipated benchmarks over the 2008, 2009 and 2010 fiscal years; the amount of capital required will be reduced accordingly.  The amount and timing of additional funds required can not be definitively stated as at the date of this report and will be dependent on a variety of factors.  As of the filing of this report, the Company has been successful in raising funds required to meet any revenue shortfalls with respect to the funding of our operations.  Funds have been raised through private loans, equity financing and conventional bank debt, as well as through the sale of certain active and passive investments.  The Company anticipates revenues generated from its functional food business will greatly reduce the requirement for additional funding as we implement our growth initiatives; however, we cannot be certain the Company will be successful in achieving revenues from those operations.  Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations, if and when required.

Sources of Working Capital

During the three months ended March 31, 2009 the Company's primary sources of working capital have come from revenues generated from our functional foods business and monthly rental income.

Material Commitments for Capital Expenditures

Pursuant to a settlement agreement entered into between FACT LLC and Steven Schechter, Jennifer Flynn and Steven Capodicasa, FACT Group has an obligation to pay a total of $2,000,000 in royalty payments over 10 years.   As at March 31, 2009 the remaining balance due with respect to this obligation totaled $1,630,505.  The obligation has been paid from the Company’s revenues and the Company anticipates it will continue to be able to pay this obligation from revenues.  The current minimum portion due and payable over the next twelve months totals $139,700.

Results of Operations

Comparison of three month periods ended March 31, 2009 and 2008

For the three month periods ended March 31, 2009 and 2008, the Company incurred operating losses of $114,870 and $85,786, respectively.  Legal fees decreased from $26,721 (2008) to $18,735 (2009) and administrative expenses decreased over the respective periods from $78,036 (2008) to $46,056 (2009), predominantly as a result of a decrease to freight charges and warehousing fees in the current period.  Consulting fees  increased substantially from $44,374 (2008) to $77,811 (2009) as a result of fees paid to a recruitment firm in respect of a new hire, and monthly consulting fees paid as a result of a contract entered into in February 2009.   Fiscal 2009 operations reflect a decrease in gross revenues from $676,189 (2008) to $479,276 (2009).  This decrease in revenues can be attributed directly to a shortfall in orders from both of the Company’s key customers.  While the Company believes that this shortfall is partially a reflection of the current economic environment in the United States and decreasing inventory levels on hand at the retail level, we also believe that sales will continue to decrease to one of our key customer accounts based on a lack of forecasts or future-dated orders from this customer.  As a result of this decrease in sales volumes, the Company has reduced its inventory levels accordingly from $131,170 (December 31, 2008) to $61,314 (March 31, 2009).  Associated costs of goods sold relating to functional premix sales has also decreased from $550,505 (2008) to $389,220 (2009).  The Company’s gross margin on the sale of functional bake mixes was reduced over the respective periods as we offered more competitive pricing to our customers in an attempt to boost gross sales volumes.

Depreciation and amortization expenses remained constant during the comparative three month periods totaling $62,324 (2009) and $62,339 (2008) as the Company recorded recurring expenses related to the amortization of its intellectual property and fixed assets in the normal course of business.

Interest expense increased over the comparative three months ended March 31, 2009 totaling $24,302 (2008) and $31,313 (2009) as the Company was unable to allocate proceeds to retire debt.

Net losses for the two completed three month periods were $110,397 (2008) and $146,215 (2009) respectively.

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

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

The Company is presently involved in certain litigation more particularly described in our Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on April 14, 2009.

ITEM 1A.                    RISK FACTORS

Not Applicable

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.                      OTHER INFORMATION

On February 1, 2009, the Company entered into a 6 month consulting contract with H H and Company LLC to provide executive-level, operational management support to FACT Corporation and wholly-owned subsidiary, FACT Group Inc.  Among other directives, H H and Company will assist the Company’s CEO in completing a strategic operating plan for 2009 through 2011, synergistic acquisition strategies and other planning mechanisms.

On April 6, 2009, the Company’s Board of Directors appointed Denise Gurley Vice President-Sales in conjunction with an employment contract whereunder, among other consideration, Ms. Gurley was granted a total of 110,000 stock options exercisable into shares of Class A common stock at $0.35 per share.   The options were granted under the Company’s 2008 Stock Option and Stock Award Plan and vest ratably over a one year period.  Ms. Gurley is a sales management professional, having spent most of her career working with Fortune 500 consumer packaged goods companies. Ms. Gurley brings an extensive background in on-premise accounts, the convenience channel, Mass merchandisers, the Supermarket channel and new business acquisitions and will work direct with FACT’s senior executive to grow FACT’s wholesale premix business, and other sales initiatives.  Ms. Gurley’s career highlights include key management positions at Twinlab Incorporated, and The Coca Cola Company/Minute Maid Company.  Ms. Gurley has a Bachelor of Arts in Business Administration from the University of North Carolina Charlotte.

ITEM 6.                      EXHIBITS

REGULATION S-K NUMBER	EXHIBIT	REFERENCE
3.1(i)	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990
3.1(ii)	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on November 26, 2001	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002
3.1(iii)	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on February 8, 2002	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002
3.2	Amended Bylaws	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994
10.1	2008 Stock Option and Stock Award Plan	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Definitive 14C on August 22, 2008.
31(i)(ii)	Section 302 Certification - Principal Executive Officer and Principal Financial Officer	Filed herewith
32(i)(ii)	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of May, 2009

FACT CORPORATION

By: /s/ Jacqueline Danforth
Name: Jacqueline R. Danforth
Title:  President, Principal Executive, Financial and Accounting Officer