Form 10-Q
period 2009-06-30
FACT CORP
filed 2009-08-13
CIK 707674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

 17,154,406 common shares outstanding as of July 31, 2009.

FACT CORPORATION

i

PART I

ITEM 1.                      FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations and Comprehensive Loss	F-2

Consolidated Statements of Cash Flows	F-3

Notes to Unaudited Consolidated Financial Statements	F-4 to F-7

FACT CORPORATION Consolidated Balance Sheets (Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash	$59,863	$230,341
Inventory	39,882	131,170
Accounts receivable	43,340	107,702
Prepaid expense	2,144	3,391
Total Current Assets	145,229	472,604

Investment in Capital Reserve Canada Ltd.	56	88

Property and Equipment
Intellectual property	874,431	998,950
Real Property (net of accumulated depreciation of $1,121 and $988)	510	643
Total Property and Equipment	874,941	999,593
Total Assets	$1,020,226	$1,472,285

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$520,943	$561,911
Accounts payable (related parties)	590,713	559,940
Other current liabilities	3,393	-
Loans payable (related parties)	1,159,986	913,243
Loan payable	178,264	458,906
Current portion of long-term debt and acquisition cost	150,000	129,953
Total Current Liabilities	2,603,299	2,623,953

Long-Term Liabilities
Acquisition cost payable	1,447,184	1,523,931
Total Long-Term Liabilities	1,447,184	1,523,931

Total Liabilities	4,050,483	4,147,884
Commitments and contingencies
Stockholders' Deficit
Class A Common Stock - authorized 100,000,000 shares of no par value; 17,154,406 issued and outstanding as at June 30, 2009 and December 31, 2008	23,103,924	23,103,924
Class A Common stock warrants	-	-
Additional paid in capital	460,114	428,770
Accumulated deficit	(26,720,013)	(26,344,646)
Accumulated other comprehensive income	125,718	136,353
Total Stockholders' Deficit	(3,030,257)	(2,675,599)
Total Liabilities and Stockholders' Deficit	$1,020,226	$1,472,285
The accompanying notes are an integral part of these consolidated financial statements.

FACT CORPORATION Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Revenues
Functional food premix	$189,000	$376,389	$651,234	$1,038,341
Rental income (net of operating expenses)	21,066	14,155	38,108	28,393
	210,066	390,544	689,342	1,066,734

Costs of Goods Sold – Functional food premix	150,998	282,729	540,218	833,234

Gross Profit	59,068	107,815	149,124	233,500

Costs and Expenses
Legal	19,770	47,083	38,505	73,804
Consulting fees	55,311	43,748	133,122	88,122
Depreciation and amortization	62,328	62,339	124,652	124,678
Stock based compensation	31,344	-	31,344	-
Other Administrative expenses	89,690	67,500	135,746	145,537
	258,443	220,670	463,369	432,141
(Loss) from operations	(199,375)	(112,855)	(314,245)	(198,641)
Other income and expenses
Unrealized gain (loss) on disposal of marketable securities	-	-	(32)	-
Tax (Paid) /refunded	-	1	-	(308)
Interest expense	(29,777)	(24,241)	(61,090)	(48,543)
	(29,777)	(24,240)	(61,122)	(48,851)

Provision for income taxes	-	-	-	-

Net (Loss)	$(229,152)	$(137,095)	$(375,367)	$(247,492)

Net (Loss) per Common Share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted Average Number of Common Shares Used in calculation	17,154,406	17,154,406	17,154,406	17,154,406

Comprehensive loss
Net loss	$(229,152)	$(137,095)	$(375,367)	$(247,492)
Foreign currency translation adjustment	(14,478)	(4,188)	(10,635)	6,711
Comprehensive loss	$(243,630)	$(141,283)	$(386,002)	$(240,781)

The accompanying notes are an integral part of these consolidated financial statements.

FACT CORPORATION Consolidated Statements of Cash Flows (Unaudited)
	For the six months ended June 30,
	2009	2008

Cash From Operating Activities:
Net (loss)	$(375,367)	$(247,492)
Reconciling adjustments
Depreciation, depletion and amortization	124,652	124,678
Accrued interest	61,090	34,144
Stock based compensation	31,344	-
Unrealized loss on securities	32	-
Changes in operating assets and liabilities
Accounts receivable	64,218	70,725
Inventory	91,288	(178,785)
Prepaid Expense	1,293	-
Payroll liabilities	3,393
Accounts payable and accrued expenses	(19,839)	85,225
Net Cash Flows Used In Operating Activities	(17,896)	(111,505)

Cash From Financing Activities:
Loan proceeds	-	77,295
Loan repayment	(95,842)	-
Acquisition cost payable	(56,700)	(50,032)
Net Cash Flows Used In Financing Activities	(152,542)	27,263

Foreign currency translation adjustment	(40)	6,315

Net change in cash and cash equivalents	(170,478)	(77,927)
Cash at beginning of period	230,341	105,053
Cash at end of period	$59,863	$27,126

Supplemental disclosure of cash flow information:
Interest paid	$-	$14,392
Income taxes paid (refund)	$-	$308

The accompanying notes are an integral part of these consolidated financial statements.

FACT CORPORATION
Notes to the Consolidated Financial Statements for the six months ended June 30, 2009
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

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2009, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

FACT CORPORATION
Notes to the Consolidated Financial Statements for the six months ended June 30, 2009
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

FACT CORPORATION
Notes to the Consolidated Financial Statements for the six months ended June 30, 2009
 (Unaudited – prepared by Management)

Note 2 – Recently Issued Accounting Pronouncements (Continued)

Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These FSPs do not have an impact on the Company at the present time.

On May 28, 2009 the FASB announced the issuance of SFAS 165, Subsequent Events. SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

On June 12, 2009 the FASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, Accounting for Transfers of Financial Assets, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R).

SFAS No. 166 revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions.

The standards will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years. The guidance will have to be applied for first-quarter filings.

The FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP.   SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.  SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

FACT CORPORATION
Notes to the Consolidated Financial Statements for the six months ended June 30, 2009
 (Unaudited – prepared by Management)

Note 3 – Other Events

On April 6, 2009, the Company’s Board of Directors appointed Denise Gurley Vice President-Sales in conjunction with an employment contract where under, among other consideration, Ms. Gurley was granted a total of 110,000 stock options exercisable into shares of Class A common stock at $0.35 per share.   The options were granted under the Company’s 2008 Stock Option and Stock Award Plan and vest ratably on a quarterly basis over the term of the first year of employment.

The fair value of 110,000 options granted on April 6, 2009 totals $31,334, which amount has been expensed and recorded as additional paid in capital.

Note 4 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through August 11, 2009, and determined there are no events to disclose.

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

Executive Summary

•	Net revenues in the six months ended June 30, 2009 decreased by 36% over the comparative six month period with a 35% reduction to gross revenues;

•
Operating expenses for the six months ended June 30, 2009 increased by 7% over the comparative six month period.  The Company recorded an expense of $31,344 related to stock based compensation with respect to the issuance a total of 110,000 stock options to a new hire.   The Company reported a decrease of 48%  to legal expenses and a decrease of 7% to general administrative  expenses, with an increase to consulting fees of 51% period over period, as a result of recruitment fees paid with respect to a new hire during the period, increased salary costs as a result of the hire, and the retention of a consultant to assist in the Company’s three year forward-planning and acquisition strategies;

•
The Company’s net loss for the six months ended June 30, 2009 increased by 52% over the comparative period predominantly as a result of decreased net revenue, an increase to interest expense and  overall operating expenses.

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

During the six months ended June 30, 2009, aggregate commodity costs remained relatively constant across the Company’s product lines, allowing FACT to offer more favorable pricing to its customers with respect to certain products. Transportation costs decreased substantially as a result of decreasing gas prices, and transportation surcharges previously levied by our contracted logistics companies were withdrawn.  Accordingly the cost of the Company’s wholesale blended products decreased, and a percentage of the decrease in costs was passed along to our customers where possible, to reflect stabilized ingredient prices and reduced transportation costs.

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

Dependence On One or a Few Major Customers

The Company’s revenues for fiscal years ended December 31, 2008 and 2007 and to the date of this report rely heavily on sales made to two (2) key customers: Western Bagel Baking Corporation of Van Nuys, California and Prince Donuts Inc. of Linden, NY.  Together these two (2) customers account for approximately ninety nine per cent (99%) of premix sales.  During the six months ended June 30, 2009, sales to key customer Prince Donuts were reduced by 14% as compared to sales over the same period in the prior fiscal year, while sales to customer Western Bagel Baking corporation were reduced by 48% over the comparative period.  The Company believes decline in sales reflects the uncertain economic condition in the United States and the impact of this uncertainty on sales to the end consumer.  While we believe current year sales to Western Bagel will reflect a substantial reduction from prior year sales as a result of a voluntary product recall and a lost account early in the year, we have been further advised subsequent to the quarter end that the impact of the recall has passed, and the previously lost customer account has been reestablished, and therefore we can hope to return to a normalized running rate by early fiscal 2010.  During March 2008, FACT customer Prince Donuts advised the Company of a hold on future purchases while extraordinarily high inventory levels required reduction for certain of their customer base.   The Company was advised this hold on purchases would remain in effect until mid May 2008, at which point high inventory levels should have normalized and regular order volumes should continue.  However, customer Prince Donuts did not order any products from FACT Group during the second quarter of fiscal 2008 as a result of this hold on purchases.

 Subsequent to June 30, 2008 Prince Donuts resumed orders, though during the three month period ended September 30, 2008, and to the end of the fiscal year ended December 31, 2008 sales volumes were substantially reduced compared to the same period in the prior year.  During the six month period to June 30, 2009, FACT has continued to experience a decrease in sales to customer Prince Donuts.  At the date of this report, the Company has been advised by customer Prince Donuts that it has lost a key account and while there will be continuing orders of lesser volume for a period of time; this account will cease purchasing product sometime during the third quarter of fiscal 2009.   Concurrently, customer Prince Donuts has secured two new accounts for FACT’s product. At the date of this report, the Company believes these two new accounts may entirely replace the current volume shortage and return revenues to a run rate similar to fiscal 2007 results.  Additionally, FACT Group has hired a new full time sales professional, and is actively working to successfully close additional client accounts to assist in better diversifying our revenue base and address the negative impact of such heavy reliance on a few major customers.  It is unknown if we will be successful in this endeavor in the immediate future.  It is anticipated that until such time as FACT establishes a more diverse range of products in the marketplace, it will remain reliant on a small number of key customers to drive sales.  A complete loss of any one of these customers, without identifying and securing new customers could seriously impact our business.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of June 30, 2009, the Company had negative working capital of $2,458,070 and negative Stockholders' Equity of $3,030,257 compared with negative working capital of $2,151,349 and negative Stockholders' Equity of $2,675,599 as of December 31, 2008.  The Company’s negative working capital has increased as a result of the reduction to accounts receivable and use of cash to settle certain accounts payable.

Liquidity

The Company believes that cash from operations and existing credit facilities currently provide sufficient liquidity to meet our present working capital needs, including debt servicing obligations. In order to implement our 2009 through 2012 plans for growth, our debt retirement plans and other expansion plans,  the Company anticipates it may require between $1,000,000 and $5,000,000 over the next three years to fully implement its business plan, which includes significant marketing efforts, the continued development and refinement of functional food formulations and products, a consumer awareness and public relations campaign, concepts for development, manufacturing and distribution of master brand food products, expanded management resources and support staff, and other day to day operational activities.  Depending on the success of each segment of the staggered implementation of our growth initiatives the Company will require varying amounts of funds over the next three years in order to realize its goals. Should the Company fail to achieve anticipated benchmarks over the 2009 through 2012 fiscal years; the amount of capital required will be reduced accordingly.  The amount and timing of additional funds required cannot be definitively stated as at the date of this report and will be dependent on a variety of factors.  Additionally the Company is currently pursuing a strategic acquisition with respect to an indentified target, which, if successful, will require substantial financing in some combination of debt and equity.  Whether the Company will be successful in these plans, and the amount and timing of funding which would be required to accomplish same is presently unknown, however, the Company believes the amount required to successfully conclude an acquisition and associated cash requirements to be in the range of $10 million. As of the filing of this report, the Company has been successful in raising funds required to meet any revenue shortfalls with respect to the funding of our operations.  Funds have been raised through private loans, equity financing and conventional bank debt, as well as through the sale of certain active and passive investments.  The Company anticipates revenues generated from its functional food business will greatly reduce the requirement for additional funding as we implement our growth initiatives; however, we cannot be certain the Company will be successful in achieving revenues from those operations.  Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations, if and when required.

Sources of Working Capital

During the six months ended June 30, 2009 the Company's primary sources of working capital have come from revenues generated from our functional foods business and monthly rental income.

Material Commitments for Capital Expenditures

Pursuant to a settlement agreement entered into between FACT LLC and Steven Schechter, Jennifer Flynn and Steven Capodicasa, FACT Group has an obligation to pay a total of $2,000,000 in royalty payments over 10 years.   As at June 30, 2009 the remaining balance due with respect to this obligation totaled $1,597,184.  The obligation has been paid from the Company’s revenues and the Company anticipates it will continue to be able to pay this obligation from revenues.  The current minimum portion due and payable over the next twelve months totals $150,000.

Results of Operations

Comparison of six month periods ended June 30, 2009 and 2008

For the six month periods ended June 30, 2009 and 2008, the Company incurred operating losses of $314,245 and $198,641, respectively.  Legal fees decreased from $73,804 (2008) to $38,505 (2009) and administrative expenses decreased over the respective periods from $145,537 (2008) to $135,746 (2009), predominantly as a result of a decrease to freight charges and warehousing fees in the current period.  Consulting fees increased substantially from $88,122 (2008) to $133,122 (2009) as a result of fees paid to a recruitment firm in respect of a new hire, and monthly consulting fees paid as a result of a contract entered into in February 2009.   Fiscal 2009 operations reflect a decrease in gross revenues from $1,066,734 (2008) to $689,342 (2009).  This decrease in revenues can be attributed directly to a shortfall in orders from both of the Company’s key customers.  While the Company believes that this shortfall is partially a reflection of the current economic environment in the United States and decreasing inventory levels on hand at the retail level, we also have recently become aware that one of our key customers has lost a key account which is partially responsible for the decrease in current year revenues.  As a result the Company will expect to see reduced sales for the balance of the current fiscal year or until such time as the revenue from this account can be replaced.  As at the date of this report the Company has been advised by this key customer that it has obtained two new accounts which it expects will fully replace the current lost revenues once a full sales cycle has been reached. As a result of this decrease in sales volumes, the Company has reduced its inventory levels accordingly from $131,170 (December 31, 2008) to $39,882 (June 30, 2009).  Associated costs of goods sold relating to functional premix sales has also decreased from $833,234 (2008) to $540,218 (2009).  The Company’s gross margin on the sale of functional bake mixes was reduced over the respective periods as we offered more competitive pricing to our customers in an attempt to boost gross sales volumes.

During this quarter, the Company recorded an expense of $31,344 related to stock based compensation with respect to the issuance of 110,000 stock options to an employee,with no similar expense in the prior comparative period.

Depreciation and amortization expenses remained constant during the comparative six month periods totaling $124,652 (2009) and $124,678 (2008) as the Company recorded recurring expenses related to the amortization of its intellectual property and fixed assets in the normal course of business.

Interest expense increased over the comparative six months ended June 30, 2009 totaling $48,543 (2008) and $61,090 (2009) as the Company was unable to allocate proceeds to retire debt.

Net losses for the two completed six month periods were $247,492 (2008) and $375,367 (2009) respectively.

Off- Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

The Company is presently involved in certain litigation more particularly described in our Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on April 14, 2009.  As at the date of this report the Company is in settlement discussions with the Defendant and believes we will be successful in concluding same during the third quarter of this fiscal year.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of August, 2009

FACT CORPORATION

Date: August 12, 2009	By:	/s/ Jacqueline Danforth
Name: Jacqueline Danforth
Title: President, Principal Executive, Financial and Accounting Officer