Form 10-Q
period 2009-09-30
FACT CORP
filed 2009-11-23
CIK 707674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

 17,941,328 common shares outstanding as of November 10, 2009.

FACT CORPORATION

PART I

ITEM 1.                      FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations and Comprehensive Loss	F-2

Consolidated Statements of Cash Flows	F-3

Notes to Unaudited Consolidated Financial Statements	F-4 to F-6

FACT CORPORATION Consolidated Balance Sheets (Unaudited)

	September 30, 2009	December 31, 2008

Current Assets
Cash	$10,498	$230,341
Inventory	44,716	131,170
Accounts receivable	35,994	107,702
Prepaid expense	1,596	3,391
Total Current Assets	92,804	472,604

Investment in Capital Reserve Canada Ltd.	72	88

Property and Equipment
Intellectual property	812,172	998,950
Real Property (net of accumulated depreciation of $996 and $988)	437	643
Total Property and Equipment	812,609	999,593
Total Assets	$905,485	$1,472,285

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$385,445	$561,911
Accounts payable (related parties)	486,737	559,940
Other current liabilities	3,393	-
Loans payable (related parties) - Note 4	-	913,243
Loan payable - Note 4	-	458,906
Current portion of long-term debt and acquisition cost	159,193	129,953
Total Current Liabilities	1,034,768	2,623,953

Long-Term Liabilities
Acquisition cost payable	1,379,337	1,523,931
6% Series convertible notes - Note 4	319,657	-
8% Series convertible notes - Note 4	1,315,892	-
Total Long-Term Liabilities	3,014,886	1,523,931

Total Liabilities	4,049,654	4,147,884
Commitments and contingencies
Stockholders' Deficit
Class A Common Stock - authorized 100,000,000 shares of no par value; 17,941,328 and 17,154,406 issued and outstanding as at September 30, 2009 and December 31, 2008, respectively	23,189,816	23,103,924
Class A Common stock warrants	-	-
Additional paid in capital	544,005	428,770
Accumulated deficit	(26,991,907)	(26,344,646)
Accumulated other comprehensive income	113,917	136,353
Total Stockholders' Deficit	(3,144,169)	(2,675,599)
Total Liabilities and Stockholders' Deficit	$905,485	$1,472,285

The accompanying notes are an integral part of these consolidated financial statements.

FACT CORPORATION Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Revenues
Functional food premix	$245,344	$510,837	$896,578	$1,549,178
Rental income (net of operating expenses)	20,318	13,749	58,426	42,142
	265,662	524,586	955,004	1,591,320

Costs of Goods Sold – Functional food premix	195,366	407,073	735,584	1,240,307

Gross Profit	70,296	117,513	219,420	351,013

Costs and Expenses
Legal	2,862	17,619	41,367	91,423
Consulting fees	51,262	40,311	184,384	128,433
Depreciation and amortization	62,332	62,336	186,984	187,014
Other Administrative expenses	172,334	46,091	339,424	191,628
Foreign exchange loss (gain)	-	13,542	-	13,542
	288,790	179,899	752,159	612,040

(Loss) from operations	(218,494)	(62,386)	(532,739)	(261,027)
Other income and expenses
Unrealized gain (loss) on disposal of marketable securities	16	-	(16)	-
Tax (Paid) /refunded	-	309	-	-
Interest expense	(31,008)	(25,669)	(92,098)	(74,211)
Loss on debt conversion	(22,408)	-	(22,408)	-
	(53,400)	(25,360)	(114,522)	(74,211)

Provision for income taxes	-	-	-	-

Net (Loss)	$(271,894)	$(87,746)	$(647,261)	$(335,238)

Net (Loss) per Common Share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted Average Number of Common Shares Used in calculation	17,919,154	17,154,406	17,412,123	17,154,406

Comprehensive loss
Net loss	$(271,894)	$(87,746)	$(647,261)	$(335,238)
Foreign currency translation adjustment	(11,801)	21,170	(22,436)	27,881
Comprehensive loss	$(283,695)	$(66,576)	$(669,697)	$(307,357)

The accompanying notes are an integral part of these consolidated financial statements.

FACT CORPORATION Consolidated Statements of Cash Flows (Unaudited)
	For the nine months ended September 30,
	2009	2008
Cash From Operating Activities:
Net (loss)	$(647,261)	$(335,238)
Reconciling adjustments
Depreciation, depletion and amortization	186,984	187,014
Shares issued for services	5,200
Accrued interest	92,098	74,205
Loss on conversion of debt	22,408	-
Stock based compensation	92,827	-
Unrealized loss on securities	16	-
Changes in operating assets and liabilities
Accounts receivable	75,079	86,033
Inventory	86,454	(59,084)
Prepaid Expense	1,871	36,263
Payroll liabilities	3,393	-
Accounts payable and accrued expenses	34,036	(9,514)
Net Cash Flows Used In Operating Activities	(46,895)	(20,321)

Cash From Financing Activities:
Loan proceeds – related party	-	64,324
Loan repayment – related party - Note 4	-	(5,921)
Loan proceeds	46,048	-
Loan repayment - Note 4	(100,000)	-
Reduction to acquisition cost payable	(115,354)	(59,757)
Net Cash Flows Used In Financing Activities	(169,306)	(1,354)

Foreign currency translation adjustment	(3,642)	16,209

Net change in cash and cash equivalents	(219,843)	(5,466)
Cash at beginning of period	230,341	105,053
Cash at end of period	$10,498	$99,587

Supplemental disclosure of cash flow information:
Interest paid	$-	$14,392
Income taxes paid (refund)	$-	$308

Supplemental non-cash financing activity:
Conversion of loan payable and accrued interest to 6% convertible notes	$317,517	-
Conversion of loan payable and accrued interest to 8% convertible notes	1,080,449	-
Conversion of accounts payable to 8% convertible notes	223,723	-
Total:	$1,621,689	$-

The accompanying notes are an integral part of these consolidated financial statements.

FACT CORPORATION
Notes to the Consolidated Financial Statements for the nine months ended September 30, 2009
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

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2009, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Note 2 – Recently Issued Accounting Pronouncements

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

FACT CORPORATION
Notes to the Consolidated Financial Statements for the nine months ended September 30, 2009
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

On August 27, 2009, the Company granted to Mr. Brad Hunsaker, a consultant to the Company, a total of 350,000 stock options exercisable into shares of Class A common stock at $0.35 per share.   The options were granted under the Company’s 2008 Stock Option and Stock Award Plan and vest immediately.

The fair value of 350,000 options granted on August 27, 2009 totals $61,483, which amount has been expensed and recorded as additional paid in capital.

On August 20, 2009, the Company entered into debt settlement agreements with three creditors to settle a total of $74,692 in debt by way of the issuance of 746,922 shares at a deemed price of $0.10 per share. On the date of the debt settlement the market value of the issued shares was $0.13 per share. The difference between the deemed settlement price of $0.10 and the market price on the date of the issuance of the shares resulted in a loss on conversion of debt totaling  $22,408 which has been expensed in this quarter. The 746,922 shares were issued during this quarter.

By an agreement dated September 16, 2009, the Company entered into a marketing contract with Clarke Advertising, whereby an email survey to gather certain targeted marketing data will be conducted.  The anticipated target will be 10,000 email surveys with a hope to secure 2 to 5 percent response.  Compensation to Clarke Advertising consists of $8,500, to be settled by a cash payment of $2,500 upon commencement of the program and the balance of the payment by the issuance of 40,000 shares of the Company’s common stock at $.15 per share.  The 40,000 shares were issued during the period.  Effective September 25, 2009, Ms. Jacqueline Danforth resigned as the Secretary of the Company, and effective September 25, 2009, Dr. Brian Raines has been appointed as the Secretary of the Company.

Note 4 – Financing Agreements

8% convertible note due 2012:

On September 11, 2009, the Company entered into debt settlements with its creditors to settle a total of $1,304,172 by way of convertible loans. Under the term of the convertible loans, the creditors have executed loan agreements for a period of three years, with interest payable annually at 8% per annum. The loans are unsecured and convertible for a period of one year into shares of the Company’s Class A common stock at a deemed price of $0.15 per share, for a total issuance of 8,694,481 shares, if converted.

6% convertible note due 2012:

On September 11, 2009, the Company also renegotiated an outstanding debenture due in December 2009.  As a result of the renegotiations the Company has entered into a new debenture agreement in the amount of $317,517with Ultimate Resort Destinations Inc. (“Ultimate”).  Ultimate currently holds a debenture over the shares of Food and Culinary Technology Group Inc. (FACT Group Inc.), the Company’s wholly-owned subsidiary operating in the customized nutrition solutions industry.  The debenture has been rewritten for a period of three years, with interest payable at 6% per annum.  The debenture will be convertible for a period of two years into the Company’s Class A common stock at a deemed price of $0.14 per share, for a total issuance of 2,267,980 shares, if converted.

FACT CORPORATION
Notes to the Consolidated Financial Statements for the nine months ended September 30, 2009
 (Unaudited – prepared by Management)

Note 4 – Financing Agreements (continued)

6% convertible note due 2012: (continued)

At the date of the execution of the notes the market price of the Company’s common stock was below the conversion price of the convertible notes discussed above, therefore, the Company has not recognized any beneficial conversion feature (BCF) with respect to the above notes.  A beneficial conversion feature (BCF) arises when the conversion price of a convertible instrument is less than the fair value of the instrument or instruments into which the convertible instrument is convertible. If and when the above notes are converted into shares of the Company’s Class A common stock, the Company will review the transaction to determine if there is any expense to be recognized at that time.

Note 5 – Subsequent Events

During the month of October 2009 the Company concluded a private placement to raise $125,000 under Regulation S at $0.25 per Unit, each Unit consisting of one share of Class A common stock and two share purchase warrants, being Class A and Class B warrants.  The Class A warrants allow for the purchase of Class A common stock at US$0.30 per share within one (1) calendar year and the Class B warrants allow for the purchase of an additional share of Class A common stock at $0.35 per share within two (2) calendar years. As of the date of this report the Company has received confirmation that is has secured a further $125,000 in funding under the same terms as noted above.  Additionally the Company will seek to raise a further $500,000 under the terms of this private placement under  Regulation S or Regulation D prior to the close of fiscal 2009.  Funds raised have been allocated to provide for additional inventory financing and to further the Company’s Q 1 2010 new product launch initiatives.

Subsequent to the period covered by this report the Company entered into a settlement agreement in regard to outstanding litigation whereby the Company was a Plaintiff.   On October 2, 2009 the Company entered into a Settlement Agreement (the “Agreement”) with the Defendant whereby the Company will acquire all underlying intellectual property; the Defendant’s covenant not to compete and certain cash consideration in exchange for mutual releases in respect of the litigation.

The Company has evaluated subsequent events from the balance sheet date through November 20, 2009, and determined there are no other events to disclose.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008 together with notes thereto.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" mean FACT Corporation, unless the context clearly requires otherwise.

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

Discussion and Analysis

Company Financial Summary

•
Net revenues in the nine months ended September 30, 2009 decreased by 40% over the comparative nine month period with a 37% reduction to gross revenues as discussed below under “Dependence on one or a few major customers”;

•
Operating expenses for the nine months ended September 30, 2009 increased by 13% over the comparative nine months period.  The Company recorded an expense of $92,827 related to stock based compensation with respect to the issuance a total of 460,000 stock options to a new hire and a consultant of the Company.   The Company reported a decrease of 55%  to legal expenses and an increase of 29% to general administrative  expenses, with an increase to consulting fees of 44% period over period, as a result of recruitment fees paid with respect to a new hire during the period, increased salary costs as a result of the hire, and the retention of a consultant to assist in the Company’s three year forward-planning and acquisition strategies;

•
The Company’s net loss for the nine months ended September 30, 2009 increased by 93% over the comparative period predominantly as a result of decreased net revenue, an increase to interest expense and overall operating expenses including the retention of new consultants and employees to further the Company’s growth initiatives.

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

During the nine months ended September 30, 2009, aggregate commodity costs remained relatively constant across the Company’s product lines, allowing FACT to offer more favorable pricing to its customers with respect to certain products. Transportation costs decreased substantially as a result of decreasing gas prices, and transportation surcharges previously levied by our contracted logistics companies were withdrawn.  Accordingly the cost of the Company’s wholesale blended products decreased, and a percentage of the decrease in costs was passed along to our customers where possible, to reflect stabilized ingredient prices and reduced transportation costs.

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

Dependence On One or a Few Major Customers

The Company’s revenues for fiscal years ended December 31, 2008 and 2007 and to the date of this report rely heavily on sales made to two (2) key customers: Western Bagel Baking Corporation of Van Nuys, California and Prince Donuts Inc. of Linden, NY.  Together these two (2) customers account for approximately ninety nine per cent (99%) of premix sales.  During the nine months ended September 30, 2009, sales to key customer Prince Donuts were reduced by 21% as compared to sales over the same period in the prior fiscal year, while sales to customer Western Bagel Baking Corporation were reduced by 55% over the comparative period.  The Company believes decline in sales reflects the uncertain economic condition in the United States and the impact of this uncertainty on sales to the end consumer.  While we believe current year sales to Western Bagel will reflect a substantial reduction from prior year sales as a result of a voluntary product recall and a lost account early in the year, we have been further advised subsequent to the quarter end that the impact of the recall has passed, and the previously lost customer account has been reestablished, and therefore we can hope to return to a normalized running rate during fiscal 2010.  During March 2008, FACT customer Prince Donuts advised the Company of a hold on future purchases while extraordinarily high

inventory levels required reduction for certain of their customer base.   The Company was advised this hold on purchases would remain in effect until mid May 2008, at which point high inventory levels should have normalized and regular order volumes should continue.  However, customer Prince Donuts did not order any products from FACT Group during the second quarter of fiscal 2008 as a result of this hold on purchases.  Subsequent to June 30, 2008 Prince Donuts resumed orders, though during the three month period ended September 30, 2008, and to the end of the fiscal year ended December 31, 2008 sales volumes were substantially reduced compared to the same period in the prior year.  During the nine months period to September 30, 2009, FACT has continued to experience a decrease in sales to customer Prince Donuts.  At the date of this report, the Company has been advised by customer Prince Donuts that it has lost a key account and while there will be continuing orders of lesser volume for a period of time; this account will cease purchasing product sometime during the third quarter of fiscal 2009.   Concurrently, customer Prince Donuts has secured two new accounts for FACT’s product. At the date of this report, the Company believes these two new accounts once they achieve distribution, may entirely replace the current volume shortage and return revenues to a run rate similar to fiscal 2007 results.  Additionally, FACT Group has hired a new full time sales professional, and has contracted a consulting firm to assist with operational activities, and is actively working to successfully close additional client accounts to assist in better diversifying our revenue base and address the negative impact of such heavy reliance on a few major customers.  Additionally, the Company has determined to expedite the proposed 21010 launch of a line of five (5) better-for-you bake mixes for home use under its Nutrition First™ brand to retail grocery chains in the United States and Internationally, as well as a line of single serve, ready-to-eat muffins, brownies and cookies proposed for launch to U.S. drug and convenience channels.  A review of other distribution initiatives is currently underway to assist the Company in reaching its 3 year growth objectives.  It is unknown if we will be successful in this endeavor in the immediate future.  It is anticipated that until such time as FACT establishes a more diverse range of products in the marketplace, it will remain reliant on a small number of key customers to drive sales.  A complete loss of any one of these customers, without identifying and securing new customers could seriously impact our business.

Liquidity and Capital Resources

Liquidity

The Company believes that cash from operations and existing credit facilities currently provide sufficient liquidity to meet our present working capital needs, including debt servicing obligations. In order to implement our 2010 through 2012 plans for growth, our debt retirement plans and other expansion plans,  the Company anticipates it may require between $1 million and $5million over the next three years to fully implement its business plan, which includes significant marketing efforts, the continued development and refinement of functional food formulations and products, a consumer awareness and public relations campaign, concepts for development, manufacturing and distribution of master brand food products, expanded management resources and support staff, and other day to day operational activities.  Depending on the success of each segment of the staggered implementation of our growth initiatives the Company will require varying amounts of funds over the next three years in order to realize its goals. Should the Company fail to achieve anticipated benchmarks over the 2009 through 2012 fiscal years; the amount of capital required will be reduced accordingly.  The amount and timing of additional funds required cannot be definitively stated as at the date of this report and will be dependent on a variety of factors.  Additionally the Company is currently pursuing a strategic acquisition with respect to an indentified target, which, if successful, will require substantial financing in some combination of debt and equity.  Whether the Company will be successful in these plans, and the amount and timing of funding which would be required to accomplish same is presently unknown, however, the Company believes the amount required to successfully conclude an acquisition and associated cash requirements to be in the range of $10 million. As of the filing of this report, the Company has been successful in raising funds required to meet any revenue shortfalls with respect to the funding of our operations.  Funds have been raised through private loans, equity financing and conventional bank debt, as well as through the sale of certain active and passive investments.  The Company anticipates revenues generated from its functional food business will greatly reduce the requirement for additional funding as we implement our growth initiatives; however, we cannot be certain the Company will be successful in achieving revenues from those operations.  Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations, if and when required.

Summary of Working Capital and Stockholders' Equity

As of September 30, 2009, the Company had negative working capital of $941,964 and negative Stockholders' Equity of $3,144,169 compared with negative working capital of $2,151,349 and negative Stockholders' Equity of $2,675,599 as of December 31, 2008.  The Company’s negative working capital has increased as a result of the reduction to accounts receivable and use of cash to settle certain accounts payable.

Sources of Working Capital

During the nine months ended September 30, 2009 the Company's primary sources of working capital has come from revenues generated from our functional foods business and monthly rental income  As a result of the debt settlement during the third quarter, and a more attractive Balance Sheet, the Company plans to pursue new financing of up to $1,000,000 in order to fund the final stage of development and market entry of several new product lines that it hopes to launch in the first quarter of fiscal 2010.

Material Commitments for Capital Expenditures

Pursuant to a settlement agreement entered into between FACT LLC and Steven Schechter, Jennifer Flynn and Steven Capodicasa, FACT Group has an obligation to pay a total of $2,000,000 in royalty payments over 10 years.   As at September 30, 2009 the remaining balance due with respect to this obligation totaled $1,538,530.  The obligation has been paid from the Company’s revenues and the Company anticipates it will continue to be able to pay this obligation from revenues.  The current minimum portion due and payable over the next twelve months totals $159,193.

Results of Operations

Comparison of nine month periods ended September 30, 2009 and 2008

For the nine month periods ended September 30, 2009 and 2008, the Company incurred operating losses of $532,739 and $261,027, respectively.  Legal fees decreased from $91,423 (2008) to $41,367 (2009). Administrative expenses increased over the respective periods from $191,628 (2008) to $246,597 (2009) as a direct result of increased corporate travel expenses, increased research and development expenditures and an increase to general office overhead including increased telephone expenses, sample costs, shipping costs and other product related charges. Consulting fees increased substantially from $128,433 (2008) to $184,384 (2009) as a result of fees paid to a recruitment firm in respect of a new hire, and monthly consulting fees paid as a result of a contract entered into in February 2009.   Fiscal 2009 operations reflect a decrease in gross revenues from $1,591,320 (2008) to $955,004 (2009).  This decrease in revenues can be attributed directly to a shortfall in orders from both of the Company’s key customers.  While the Company believes that this shortfall is partially a reflection of the current economic environment in the United States and decreasing inventory levels on hand at the retail level, we also have recently become aware that one of our key customers has lost a key account which is partially responsible for the decrease in current year revenues.  As a result the Company will expect to see reduced sales for the balance of the current fiscal year or until such time as the revenue from this account can be replaced.  As at the date of this report the Company has been advised by this key customer that it has obtained two new accounts which it expects will fully replace the current lost revenues once a full sales cycle has been reached. As a result of this decrease in sales volumes, the Company has reduced its inventory levels accordingly from $131,170 (December 31, 2008) to $44,716 (September 30, 2009).  Associated costs of goods sold relating to functional premix sales has also decreased from $1,240,307 (2008) to $735,584 (2009).  The Company’s gross margin on the sale of functional bake mixes was reduced over the respective periods as we offered more competitive pricing to our customers in an attempt to boost gross sales volumes.

During this quarter, the Company recorded an expense of $92,827 related to stock based compensation with respect to the issuance of 460,000 stock options to an employee and a consultant to the Company,with no similar expense in the prior comparative period.

Depreciation and amortization expenses remained constant during the comparative nine month periods totaling $186,984 (2009) and $187,014 (2008) as the Company recorded recurring expenses related to the amortization of its intellectual property and fixed assets in the normal course of business.

Interest expense increased over the comparative nine months ended September 30, 2009 totaling $74,211 (2008) and $92,098 (2009) respectively, as the Company was unable to allocate proceeds to retire debt.  Additionally the Company recorded a one-time expense of $22,408 during the current quarter as a loss on conversion of certain debt into shares of the Company’s Class A common stock, which amount reflects the difference between the conversion price of the debt of $0.10 per share, and the market price of the Company’s shares of $0.13 on the date of the issuance of the shares.

Net losses for the two completed nine month periods were $335,238 (2008) and $647,261 (2009) respectively.

Off- Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

The Company is presently involved in certain litigation more particularly described in our Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on April 14, 2009.  On October 2, 2009 the Company entered into a Settlement Agreement (the “Agreement”) with the Defendant whereby the Company will acquire all underlying intellectual property; the Defendant’s covenant not to compete and certain cash consideration in exchange for mutual releases in respect of the litigation.

ITEM 1A.                   RISK FACTORS

Not Applicable

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.                      OTHER INFORMATION

On February 1, 2009, the Company entered into a 6 month consulting contract with H H and Company LLC, whereby H H and Company provides the services of Mr. Brad Hunsaker, to offer executive-level, operational management support to FACT Corporation and wholly-owned subsidiary, FACT Group Inc.  Among other directives, H H and Company will assist the Company’s CEO in completing a strategic operating plan for 2009 through 2012, synergistic acquisition strategies and other planning mechanisms. The Company extended the contract for a further 6 months in September 2009 under the same terms. On August 27, 2009, the Company granted to Mr. Brad Hunsaker, a consultant to the Company and an employee of H H and Company LLC, a total of 350,000 stock options exercisable into shares of Class A common stock at $0.35 per share.   The options were granted under the Company’s 2008 Stock Option and Stock Award Plan and vest immediately.

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

On August 20, 2009, the Company entered into debt settlement agreements with three creditors to settle a total of $74,692.15 in debt by way of the issuance of 746,922 shares at a deemed price of $0.10 per share.

On September 11, 2009, the Company entered into debt settlements with seven creditors to settle a total of $1,304,172 by way of convertible loans.  Under the terms of the convertible loans, the creditors have executed loan agreements for a period of three years, with interest payable annually at 8% per annum.  The loans are unsecured and convertible for a period of one year into shares of the Company’s Class A common stock at a deemed price of $0.15 per share, for a total issuance of 8,694,481 shares, if converted.

On September 11, 2009, the Company also renegotiated an outstanding debenture due in December 2009.  As a result of the renegotiations the Company has entered into a new debenture agreement in the amount of $317,517 with the said debenture holder.  The said debenture holder currently holds a debenture over the shares of Food and Culinary Technology Group Inc. (FACT Group Inc.), the Company’s wholly-owned subsidiary operating in the customized nutrition solutions industry.  The debenture is being rewritten for a period of three years, with interest payable at 6% per annum.  The debenture will be convertible for a period of two years into the Company’s Class A common stock at a deemed price of $0.14 per share, for a total issuance of 2,267,980 shares, if converted.

By an agreement dated September 16, 2009, the Company entered into a marketing contract with Clarke Advertising, whereby an email survey to gather certain targeted marketing data will be conducted.  The anticipated target will be 10,000 email surveys with a hope to secure 2 to 5 percent response.  Compensation to Clarke Advertising consists of $8,500, to be settled by a cash payment of $2,500 upon commencement of the program and the balance of the payment by the issuance of 40,000 shares of the Company’s common stock at $.15 per share.

Effective September 25, 2009, Ms. Jacqueline Danforth resigned as the Secretary of the Company, and effective September 25, 2009, Dr. Brian Raines has been appointed as the Secretary of the Company.

During the month of October 2009 the Company concluded a private placement to raise $125,000 under Regulation S at $0.25 per Unit, each Unit consisting of one share of Class A common stock and two share purchase warrants, being Class A and Class B warrants.  The Class A warrants allow for the purchase of Class A common stock at US$0.30 per share within one (1) calendar year and the Class B warrants allow for the purchase of an additional share of Class A common stock at $0.35 per share within two (2) calendar years. As of the date of this report the Company has received confirmation that is has secured a further $125,000 in funding under the same terms as noted above.  Additionally the Company will seek to raise a further $500,000 under the terms of this private placement prior to the close of fiscal 2009.  Funds raised have been allocated to provide for additional inventory financing and to further the Company’s Q 1 2010 new product launch initiatives.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of November, 2009

FACT CORPORATION

By: /s/ Jacqueline Danforth
Name: Jacqueline R. Danforth
Title:  President, Principal Executive, Financial and Accounting Officer