Form 10-K
period 2009-12-31
FACT CORP
filed 2010-04-15
CIK 707674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-17232
Commission File Number

FACT CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0888594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530 9th Avenue SE, Calgary Alberta	T2G 0T7
(Address of principal executive offices)	(Zip Code)

403-693-8004
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of class
Class A Common Shares

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[ ]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes	[ ]	No	[X]

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2009 the aggregate market value of voting common stock held by non-affiliates of the registrant is $904,524.   Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST 5 YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	[ ]	No	[ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

18,796,328 common shares outstanding as of April 12, 2010

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes.
None

2

FACT CORPORATION

i

PART I

ITEM  1.      BUSINESS

The statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are not purely historical statements are forward–looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ from those indicated in the forward-looking statements.  Please see  “Risk Factors that May Affect Future Results,” “Special Note Regarding Forward-Looking Statements” and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

General Development of Business

FACT Corporation was incorporated under the laws of the State of Colorado on December 3, 1982 and is referred to herein as either "FACT", "the Company", "we", "us" or "our".  FACT Group was incorporated in the State of Nevada on December 14, 2001, for the purpose of acquiring an interest in certain proprietary functional food formulations, and was acquired by the Company on November 7, 2001.

The Company predominantly operates  in the functional food industry through its wholly-owned subsidiary, Food and Culinary Technology Group Inc., (“FACT Group”) developing, licensing and supplying turnkey functional bake mixes to customers who manufacture, distribute, and market bakery and pasta products to consumers through a variety of conventional and alternative channels including retail, food service and specialty markets.

Presently, the Company’s primary revenue stream is generated by the sale of these functional bake mixes in a commercial format.  The Company has also developed a line of home-use retail baking mixes under its Nutrition First™ brand for cookies, brownies, muffins and other products. Commencing April 2010 the Company will be offering these finished goods in a 1 lb retail sized pouch to various national, regional and specialty grocery chains.  The Company intends to also offer the retail baking mix products for sale via its e-commerce website, www.nutritionfirst.com, commencing May 2010.

FACT Group has a wholly-owned subsidiary, FACT Products Inc., which was incorporated in the State of Nevada on November 5, 2001, as FACT Bread Company, Inc.  Presently FACT Products, Inc. has the rights to a line of non-dairy whipped toppings marketed as “Aunt Lydia’s Italian crèmes”, however, due to problems with the product, FACT Products has discontinued operations and the Company determined that it would spin-off this subsidiary by way of a dividend to the stockholders of the Company whereby each stockholder of the Company would receive one share of FACT Products Inc. for every five shares of the Company with a record date for the spin-off of the shares of January 10, 2007.  The Company had intended to complete the spin-off during fiscal 2008, however this did not occur.  The Company intends to review other business opportunities for Fact Products Inc. and to make a determination prior to the end of fiscal 2010 as to whether to proceed with the spin-off.

As of the date of this filing, the Company has three (3) wholly-owned subsidiaries, Wall Street Investment Corp. ("WSIC"), Wall Street Real Estate Ltd., (“Wall Street”), and FACT Group.  WSIC currently has no business operations.  The Company had also intended to dissolve or divest WSIC during the fiscal year 2008; however, this did not occur and is now planned for completion in fiscal year 2010.  Wall Street was incorporated in the Province of Alberta, Canada on July 23, 2002 for the purpose of holding commercial real estate assets.  During fiscal year 2005 Wall Street disposed of all of its assets and the Company also intends to pursue a divestiture of this subsidiary.  The Company plans to complete each of these proposed divestitures during fiscal 2010.

As the Company is a U.S. corporation, all dollar amounts used herein refer to U.S. dollars unless otherwise stated.

Plan of Operation

FACT Corporation has developed a multi-year strategic plan in order to expand and develop its current operations. Our strategy is to achieve profitability, and thereafter deliver sustainable, profitable growth through sales of retail branded bakery mixes and single serve ready-to-eat goods, as well as the continued expansion of our commercial line of  “better-for-you” bakery mixes. We intend to grow our top line driving revenues from approximately $1.2M in 2009 to approximately $13M in 2012 by capitalizing on a large and predominantly untapped segment of the retail and wholesale functional food channel.

 FACT will accomplish this by targeting the healthy snack and baked goods needs of both the health conscious consumer and the diabetic consumer. FACT will utilize channel and supply partners to react quickly to meeting and exceeding consumer wants, retailer needs and market shifts. FACT intends to be recognized by consumers and retailers as a leading provider of high fiber, diabetic and healthy functional baked goods under its Nutrition First™ brand, offered in a variety of formats. FACT proposes to achieve our goals first by understanding needs of consumers for our product type and channel partner requirements and thereafter by leveraging our competitive advantage of technical expertise to deliver the right products, at the right time, and at the right price.  FACT believes that by focusing on product efficacy and consistently high product quality we will be successful in meeting our benchmarks. As part of further efforts to increase shareholder value, FACT is also seeking strategic acquisitions to increase revenues and drive cash flows.

FACT will look to secure additional sales and greater distribution for its line of premixes and finished goods by approaching the following target channels:

Bakeries	Food	Drug	Specialty	Mass	Weight Loss
- Free standing	- Kroger	- Walgreens	- Whole Foods	- Walmart	- Nutri-system
- In-Store	- Safeway	- Longs	- Trader Joes	- Target	- Weight Watchers
- Chains	- HEB	- CVS		- K Mart	- Jenny Craig
	- Wegmans	- Rite-Aid		- Meijer	- South Beach diet
	- Publix			- Military
- Ahold
- Albertsons
- Super Valu

In order to maximize distribution and sales opportunities FACT will aggressively pursue the use of brokers and distributors to gain points of distribution.  FACT will support these initiatives with internet marketing tactics, in-store promotional activities and other necessary demonstrations and sampling programs.  FACT will concurrently market its products directly to consumers on the internet to accelerate brand recognition and product acceptance.

FACT Group has a proven track record of year over year revenue since the close of fiscal year 2002, and expects the implementation of its plan of operation will allow for increasing revenue growth year over year.  FACT Group’s ability to continue to execute its business plan and achieve profitable operations will be impacted by numerous factors including the following:  maintenance of existing customers and acquisition of new customers through supply and licensing agreements; acceptance of the Company’s customers’ end products by the retail consumer; acceptance of the Company’s branded products by the retail consumer; access to sufficient amounts of key ingredients for uninterrupted supply of the Company’s premixes to customers; protection of the Company’s proprietary formulations and continuing development of new commercial formulations; the onset of competitive products in the retail marketplace and ongoing financing to meet operational overhead until such time as FACT Group can consistently achieve sufficient sales to meet ongoing expenses and growth initiatives.

Presently the Company does not have sufficient funds to execute all aspects of its plan of operation and therefore, we will be required to seek additional financing through debt or equity in order to meet our objectives.

Recent Activities

During fiscal 2009 FACT Corporation completed the first steps in our multi-year strategy by conducting consumer focus groups and an independent consumer research project.  The goal of these projects was to evaluate the taste, texture, and overall quality of a series of products manufactured from FACT’s proprietary bake mixes, as well as to obtain feedback from participants on the format, attributes and channels of distribution for purchase of the products.  The research was conducted with 50% female and 50% male participants of a wide range of age groups.  Products sampled by participants included brownies, bread, muffins, cookies, pancakes and waffles.  Participants were asked to rank FACT products on a scale of 1 to 5 against conventional baked goods in the same category as to taste, texture and overall health benefits.   The chart below represents the summary of results gathered in our market research:

In each of the key categories of consumer preference for taste, texture and overall health benefits, FACT products either met or exceeded expectations.

Based on the information gathered in the course of our market research FACT was able to refine its line of bakery premixes during fiscal 2009 to create an all-natural line of 1 lb home-use products for initial launch in April 2010 via regional and national grocery channels.  Included in this line are five (5) individual mixes for prepare at home Brownies, Blueberry Muffins, Chocolate Chip Cookies, Pancake/Waffles and an All-Purpose Baking mix for bread and other applications. Concurrent with the launch of this product line to conventional distribution channels FACT will be seeking distribution in specialty channels and will be conducting sales direct to the consumer using an ecommerce website at www.nutritionfirst.com.

Principal Products or Services and Their Markets

FACT Group has created a line of commercial and retail specialty bake mixes and ready-to-eat products for sale to various end-user channels including commercial bakeries, in-store bakeries, weight loss companies,  and regional, national and specialty distribution channels.  Our products include mixes and finished goods for bakery items including cookies, muffins, breads, cakes, pancakes, waffles, brownies and other traditional baked goods. FACT Group’s premixes and products enable customers to make claims on their end products pertaining to a variety of market positions including a reduction in refined carbohydrates, increased fiber, low or no sugar, organic and all-natural positioning, weight management benefits, and other tangible benefits. Commercial sales of premix commenced in November 2002.  Presently, FACT Group sells its Nutrition First™ premixes and products to manufacturers, distributors and food service clients, who incorporate the premix into finished products to market and sell to the end consumer under their own retail brand/label, paying FACT Group a fee for each pound of premix purchased.  FACT Group also entered into a licensing agreement with a North American bakery ingredient distributor that sells products containing FACT Group’s premixes under its own brand name.  FACT Group receives a royalty for each pound of premix sold by such distributor.  FACT Group is currently in negotiations with a number of potential new customers for the supply of functional premixes and finished goods across various other product channels including donuts, brownies, muffins, cookies, waffles and other sweet goods products.  The Company is presently investigating opportunities for frozen Ready-to-Eat and other shelf stable varieties of its bakery products for distribution to school charity organizations, convenience channels and institutional food service applications such as cafeterias, hospitality channels and medical facilities.

FACT Group has secured arrangements with two independent blending facilities in New Jersey and New York for the preparation of premix for use in our end consumer products.  During fiscal 2009 the Company expanded its blending arrangements to include a co-packing arrangement with one of its blenders for its branded 1 lb retail line of bakery mixes under our Nutrition First™ brand.

Forward Plan:

FACT’s forward plan includes the implementation of the distribution and sales strategies discussed above in Plan of Operation and Recent Activities.  Should the Company be successful in obtaining new channels of distribution and increased sales to a diversified range of customers, the Company will look to expand its product line under our Nutrition First™ brand with a new specialty line of goods developed specifically for the needs of the diabetic consumer.

The Company is currently in the process of creating a line of specialty products to address these needs and intends to pursue clinical testing of these products to verify efficacy for consumers.  The Company would expect to see a launch of this new product line in fiscal 2011.

Concurrently the Company will continue to pursue distribution opportunities for its wholesale line of mixes and finished goods to commercial bakeries, weight loss companies and other channels.

Our Technology:

Through a share exchange agreement between the Company and the stockholders of FACT Group, executed in November 2001, the Company issued a total of 2,000,000 shares of its Class C common stock in consideration for all of the issued and outstanding shares of FACT Group, a company intending on operating in the functional food business.  The acquisition included certain proprietary formulas for functional dough and batter based products.  The acquisition of FACT Group required that the formulations be held in escrow contingent upon the Company providing capitalization to FACT Group in the amount of $3 million and the payment of $2 million in royalties to certain of the stockholders of FACT Group.  As a result of a settlement of a dispute with such certain stockholders (the “Plaintiffs”), the formulas to the premixes and other intellectual property were released to the Company in August 2003, the requirement for funding of $3 million was discontinued, and the Plaintiffs returned all of their Class A common shares and their Class C common shares to the Company.  Certain amounts due to the Plaintiffs for services rendered were forgiven.  The purchase price for the intellectual property remains at $2 million, to be paid in the form of royalties based on pounds of product sold by FACT Group.  To the close of fiscal 2009 FACT has paid a total of $493,973 in respect of these agreements. FACT Group is obligated to pay the following minimum annual royalty payments:

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

FACT Group holds the rights to certain trade secret formulations for the production of dough and batter-based functional food products ranging from breads, bagels, pastas, and pizza shells, to sweet baked goods, snack bars and confectionery, as well as other foods derived from a dough, batter or mix.  These basic formulations are the building blocks for a series of bakery mix products developed and commercialized by FACT Group from 2002 to date.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

FACT Group relies on the supply of several key ingredients from large food grade ingredient manufacturers, such as ADM, National Starch and Sensus America, in order to supply the Company’s customers with its line of premixes and products.  While FACT Group has entered into supply agreements with certain of these suppliers, the Company does not have volume agreements in place with respect to all of its key ingredients.  Should there be a shortage of raw ingredients or sizeable fluctuation in commodity pricing, FACT Group may not be able to adequately service its existing or future customers.  FACT Group is constantly evaluating its formulations to ensure it has alternatives to these key ingredients in order to avoid any unexpected ingredient supply issues.  Additionally, should sales volumes warrant expansion, FACT intends to investigate possible commodity hedging opportunities to further secure its profitability during times of unstable commodity prices for certain key components of its commercial formulations.

Distribution Methods of the Products and Services

The Company distributes its bakery mix products directly to customers from its contracted warehouse space on the East and West coasts.  The Company’s line of premixes is also distributed to clients through a licensing agreement under which a large North American bakery ingredient manufacturer has licensed FACT Group’s formulations to blend and sell under their own brand. Commencing second quarter of fiscal 2010 the Company will also be distributing 1 lb retail size mixes to customers via direct shipping from its ecommerce website, www.nutritionfirst.com, as well as to regional and national grocery chains from its contract production facility in Belleville, NJ.

Competitive Business Conditions and Our Competitive Position in The Industry and Methods of Competition

FACT Group is presently operating in an emerging growth industry which experienced a rush of new competitors to the marketplace in fiscal years 2003 and 2004.  During 2004 and early 2005, the competitive landscape was further impacted with the failure of several of these emerging enterprises which, having entered the marketplace quickly, over-saturated the market with numerous line extensions and new product offerings, only to suffer poor consumer acceptance levels, resulting in diminished sales and ultimately, product failure.  This phenomenon also extended to several larger, well established food companies that, in an effort to secure profitable segments of the market with rapid product introductions, experienced poor consumer take-off at the retail grocery level, resulting in a withdrawal of newly launched items.  Additionally, various larger and smaller food companies with sales dependent on traditional bakery goods were adversely impacted by the quick introduction and rapid expansion of functional bakery products, in particular the “low carb” segment of this functional market, resulting in more commercial product failures, dramatic sales declines and overall instability in the bakery segment of the food industry.  Larger food conglomerates entered the functional arena in late fiscal year 2004 and early fiscal year 2005 marketing products to cater to the mainstream interests of the consumer including increased fiber and reduced sugar product offerings.  This foray into the industry has been particularly successful and is continuing to see good consumer response and more diverse product offerings focused on high fiber, use of functional fibers and single-serve ready to eat product offerings.  The Company believes this market has now progressed to a more stable operating environment, and that its unique collection of product offerings will have enhanced sales potential now that the market has settled and consumer demands and preferences have been assessed and successful niches of the market clearly identified.  FACT is focusing its expansion efforts on branded bakery mix products and ready-to–eat single serve products catering to the high fiber/reduced sugar segment of the marketplace.  We anticipate further expansion of our product line into the specialty diabetic market.

While direct competitors with FACT Group are limited, the Company considers bakery ingredient suppliers offering high fiber, or low glycemic bakery premixes, as well as premixes designed to offer a reduction in refined carbohydrates which can be incorporated into end-products and marketed to manufacturers, food service and quick-serve restaurants, direct competitors.  Now that FACT Group has also developed its own line of home-use baking mixes under its Nutrition First™ label, competition will also exist from other branded and private label bakery mixes targeting the weight loss, glucose management and fiber enhancement segments of the market.

The segment of the functional foods industry in which the Company is operating, breads, grains and baked goods, accounts for approximately forty percent (40%) of total sales in the Company’s segment of the food industry, allowing room for a vast competitive landscape.  Total food product and other sales across the U.S. nutrition market totaled $69 billion in 2005, leaving FACT Group ample opportunity to secure a profitable segment of the market share.  Presently the Company estimates there are between (10) and fifteen (15) like organizations (excluding large food conglomerates that provide

Presently the Company estimates there are between (10) and fifteen (15) like organizations (excluding large food conglomerates that provide products catering to the fringe of the functional market) providing the industry products which may be considered similar to those marketed by FACT Group.  Many of these companies are much larger and better financed than FACT Group.  As FACT Group looks to move into the “restricted dietary needs” segment of the market place by first quarter of fiscal 2011 with line extensions, we hope to become a market innovator developing a new and currently under-serviced segment of the industry.  We will continue innovating by relying heavily on the use of functional fibers, sweetening systems which offer an alternative to traditional sweeteners such as sugar, and calorie controlled product formats.

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

Dependence on One or a Few Major Customers

FACT Group’s revenues for fiscal years 2008 and 2009 and to the date of this report rely heavily on sales made to two (2) key customers: Western Bagel Baking Corporation of Van Nuys, California and Prince Donuts Inc. of Linden, NY.  Together these two (2) customers accounted for approximately ninety eight per cent (98%) of premix sales to the end of fiscal year 2009 and 2008.  As at the date of this report, FACT Group is actively working to successfully close additional client accounts that should assist in better diversifying our revenue base.  It is anticipated that until such time as FACT Group establishes a more diverse range of products in the marketplace, it will remain reliant on a small number of key customers to drive sales.  FACT is also introducing an updated series of its line of home-use retail mixes for fiscal 2010 in a 1 lb all natural format for retail grocery.  In doing this FACT believes it will create a new channel of customers for our products which should assist in diversifying our revenue base.  FACT will also sell these products via the internet using its ecommerce website www.nutritionfirst.com which is anticipated to launch in May 2010.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration:

FACT Group formulations are not patented, but are trade secrets, as is common in the food industry, and will remain proprietary by way of stringent non-disclosure and confidentiality agreements executed with the blending facilities.  Customers also execute confidentiality agreements and are serviced under premix supply agreements which do not allow access to FACT Group’s premix formulations in their entirety.  FACT Group does not require any governmental approval for its existing line of products, and has trade marked its master brand “Nutrition First™” prior to the close of fiscal 2009.

Need for Any Government Approval of Principal Products or Services

FACT Group uses only those raw ingredients which have already received government approval for use in food products.  All its premixes and retail ready products are manufactured with Generally Regarded As Safe (“GRAS”) ingredients which have received Food and Drug Administration (FDA) approval if, and as, required.

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

The distribution of these products by FACT Products was unsuccessful due to technical product problems and insufficient funding to undertake the necessary research and development to correct the technical problems.  As a result, FACT Products was forced to discontinue distribution of the products and was faced with certain liabilities for product returns, warehousing and disposal of the remaining products.  At the close of fiscal 2005 there remained an amount outstanding in the approximate amount of $143,354 due to the manufacturer of the products.  The manufacturer commenced legal proceedings in an effort to recover the alleged amount outstanding during the last quarter of fiscal year 2006.  FACT Products disputed the amount and filed a counterclaim for defective product, for the loss of business related to the defective product and to recover any out-of-pocket costs relating to the defective product.  The parties entered into negotiations pursuant to a request by the manufacturer to settle the dispute and during fiscal 2007 the parties agreed to a settlement of the outstanding litigation.  The Company and manufacturer agreed to a settlement figure which was advanced to the manufacturer in full and final settlement of all outstanding claims by a related party to the Company in exchange for an assignment of the full value of the outstanding payable totaling $143,354.  The amount payable bears no interest and is expected to be settled by the issuance of shares of FACT Products Inc. at a future date concurrent with plans to divest FACT Products.

Effects of Existing or Probable Government Regulations on Our Business

The Company is not currently aware of any existing or probable government regulations that will impact our business.

Research and Development Activities and Costs

During fiscal 2009 the Company expended $25,750 on research and development activities in order to complete development of  a series of all-natural, 1 lb bakery mixes for sale direct to the consumer via retail grocery and other specialty channels under our Nutrition First™ brand. This amount is exclusive of work completed in-house by staff on hand, or in collaboration with one of FACT Group’s key distributors in order to keep expenditures to a minimum and to draw from the experience of a diverse product development team.  During the process the Company also retained the services of a third party product development firm to complete certain stages of the commercialization process and to ensure labeling accuracy and compliance for our 1 lb retail product line.  There were no new products introduced in fiscal 2008.  Amounts expended by FACT Group in pursuit of such activities are borne exclusively by FACT Group.  FACT’s operating plans for fiscal year 2010 through 2012 call for substantially increased expenditures on research and development related to customized product lines for private label/store brand, offerings targeted at nutritional alternatives for consumers with dietary restrictions and the high fiber categories, and therefore, the Company would expect to raise additional capital to fund these new product initiatives.

Costs and Effects of Compliance with Environmental Laws

We do not expect any environmental laws to give rise to additional costs to our business. We believe, although no assurance can be given, that our products comply with any environmental regulations already enacted or which may be enacted in the future.

Employees

As of December 31, 2009 the Company and its subsidiaries had one (1) direct employee.  The balance of the Company’s employees worked on a 1099 contract basis during the most recently completed fiscal year.  As of April 12, 2010, the Company and its subsidiaries has two (2) full-time direct employees serving as Vice President Sales and Sales Manager, (1) full-time contract employee, three (3) part-time contract employees providing various administrative and support services through consulting companies, and one (1) contract employee providing executive-level operational and managerial expertise to FACT Group and FACT Corporation.  The tasks and duties undertaken by employees include corporate management, legal counseling, administration, accounting, sales and marketing, and product development.  The Company contracts with certain other consultants to provide product development services, sales support, marketing and advertising support, investor relations activities and property management, as required from time to time.

Investments in Marketable and Non-Marketable Securities

The Company continues to hold 8,042 marketable shares of the common stock of Capital Reserve Canada Ltd. (OTC: BB - CRSVF), formerly a wholly owned subsidiary of the Company.  The Company completed a spin-off of Capital Reserve Canada Limited during the fiscal year ended December 31, 2004.  At the close of fiscal 2009, the book value of the shares was $Nil (2008 - $88).

In respect of the reduction to book value at the fiscal year end, the Company has recorded an unrealized loss of $88.

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

Under the terms of the lease Wall Street pays monthly rent at a fixed rate of $10.96 (CAD$11.50) per square foot for a total of $3,474 (CAD$3,680) per month, plus operating costs of approximately $8.50 (CAD$9.00) per square foot totaling $2,568 (CAD$2,720), plus applicable taxes.  Annual fluctuations in operating costs as a result of actual costs versus budgeted costs may result in adjustments to the operating costs for each ensuing year.

Minimum Annual lease payments (inclusive of estimated operating costs) are $42,294 during fiscal 2010.

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

Presently, only Wall Street and Saw Communications have entered into a formal lease agreement.  There are no formal lease agreements between Wall Street and its other subtenants.

Neither the Company, nor its subsidiaries, owns any properties or any real estate.

ITEM 3.        LEGAL PROCEEDINGS.

On May 26, 2006, FACT Group filed a complaint in the Superior Court of the State of New Jersey, Chancery Division, Monmouth County (the “Complaint”) against Ore Enterprises LLC, d.b.a. Smartblendz, Avigdor Orr and Michael Baum.  In the Complaint, FACT Group alleges, among other things, that Baum, a former consultant to FACT Group, and Orr have misappropriated certain of FACT Group’s proprietary trade secrets in order to recreate FACT Group’s premixes and other baked-goods products to be sold in direct competition with FACT Group.  The Complaint further alleges intentional interference with existing and prospective economic advantage, breach of contract, breach of duty of loyalty and breach of the covenant of good faith and fair dealing.  FACT Group is seeking (1) to enjoin and restrain Baum, Orr and Smartblendz from using or disclosing the trade secrets of FACT; (2) to impose a constructive trust in regard to all profits obtained by the use of the trade secrets; (3) for other compensatory, consequential and punitive damages; (4) for reasonable attorneys fees and costs of the suit; and, (5) other further relief as the court may deem proper.  On or about December 10, 2006, defendants Ore Enterprises, Orr and Smartblendz (“Defendants”) filed an Answer and Counterclaim denying FACT Group’s allegations.  In the counterclaim, Defendants allege claims of intentional interference with contractual relationships, intentional interference with existing and prospective economic advantage and defamation/slander and libel.  FACT Group has filed an answer to the counterclaim, in which it denied all allegations contained therein.  Defendant Michael Baum declined to file an answer to FACT Group’s Complaint; rather, he filed a motion to compel arbitration of FACT Group’s claims against him pursuant to a former consulting agreement he had with FACT Group.  Mr. Baum’s motion was denied subsequent to the year ended December 31, 2006, and he has been required to prepare and submit an answer.  Prior to December 31, 2006, the Defendants agreed to a permanent injunction, the form and content of which has been drafted by the Company and submitted to opposing counsel for review.  The Company commenced discovery of Baum and Orr in an effort to provide additional detail for the proposed injunction.  Defendant Orr commenced Chapter 13 proceedings in the State of New Jersey.  During fiscal 2007 the Company completed depositions of various individuals with information relevant to the above noted proceeding.  During November 2008 the Company and Michael Baum reached a settlement in state court (the “Consent Order”).

The terms of the consent order entered into the record include a small cash payment from Baum to the Company; a promissory note from Baum in the amount of $75,000 which amount shall be forgiven over a 10 year period provided Baum complies with the terms of the consent order; and an agreement that Baum shall not in any capacity engage in the functional food business.

An extension on discovery in the legal proceedings again Orr was granted in March 2009, extending the original March 13, 2009 deadline for a period of 60 days.  During the second quarter of fiscal 2009, settlement negotiations were initiated by legal counsel for Orr.   The Company retained outside counsel to facilitate negotiations, and on October 2, 2009 the Company entered into a Settlement Agreement (the “Agreement”) with Defendant Orr whereby the Company will acquire all underlying intellectual property, the Defendant’s covenant not to compete and certain cash consideration in exchange for mutual releases in respect of the litigation.  The Settlement was submitted to the courts prior to the close of fiscal 2009 to conclude all legal proceedings against Ore Enterprises, Orr and Smartblendz.

The Consent Order with Baum was submitted to the courts in February 2010 to conclude the legal proceedings against Baum and the cash payment provided for thereunder was released to the Company.

As at the date of this report the Company is not aware of any pending or contemplated legal proceedings.

ITEM 4.              (Removed and Reserved)

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information, Holders and Dividends

The Company's common stock is presently quoted on the Over the Counter Bulletin Board (OTC/BB) under the symbol "FCTOA".

Following is a report of high and low closing bid prices for each quarterly period for the fiscal years ended December 31, 2009 and December 31, 2008.

Year 2009	High	Low
4th Quarter ended 12/31/09	0.60	0.30
3rd Quarter ended 9/30/09	0.30	0.08
2nd Quarter ended 6/30/09	0.17	0.085
1st Quarter ended 3/31/09	0.18	0.16

Year 2008	High	Low
4th Quarter ended 12/31/08	0.37	0.16
3rd Quarter ended 9/30/08	0.36	0.15
2nd Quarter ended 6/30/08	0.35	0.22
1st Quarter ended 3/31/08	0.35	0.20

The information as provided above for the fiscal years ended 2009 and 2008 was provided by Pink Sheets.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and have not been adjusted for stock dividends or splits.

As of April 12, 2010, there were 674 record holders of the Company’s Class A common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Number of securities
remaining available for
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	1,960,000	0.335	40,000
Equity Compensation Plans not approved by security holders	-0-	-0-	-0-
Total	1,960,000	0.335	40,000

The Company is authorized to issue up to 2,000,000 shares under its 2008 Stock Option and Award plan (the “Plan”). As at December 31, 2009, 1,960,000 options to purchase shares have been granted out of a total 2,000,000 available shares under the Plan.  Of this amount 1,850,000 options vest immediately, with 110,000 options vesting over a period of one (1) year from the date of issue, April 6, 2009.  All options expire on August 10, 2018.

Recent Sales of Unregistered Securities

Except as identified below, there were no other unregistered securities sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.  There were no underwriting discounts or commissions paid in connection with the sale of the identified securities.

Name & Address	Number of Shares Issued	Reason for Issuance
Caroline Meyers Rural Road 242 DeWinton Alberta T0L0X0	16,922 shares of Class A common stock at a value of $0.10 per share	Debt Settlement
Stone Canyon Resources Ltd. 1530 9th Avenue SE Calgary, Alberta T2G 0T7	230,000 shares of Class A common stock at a value of $0.10 per share	Debt Settlement
Clifford Winsor Razcowsky Street, San Pablo Area, San Pedro Town	500,000 shares of Class A common stock at a value of $0.10 per share	Debt Settlement
George P Clarke Advertising 2nd Floor - 27 East 21st Street New York, NY 10010	40,000 shares of Class A common stock at a value of $0.15 per share	Pursuant to an agreement for Consulting services
Phoenix 8 Ltd. 1301 Bank of America Tower, Ste 460 12 Harcourt Rd Central, Hong Kong
500,000 Units of Class A common stock at $0.25 per Unit, including one Class A and one Class B Warrant. The Class A and Class B warrants allow for the purchase of Class A common stock at US$0.30 per share within one (1) calendar year and at $0.35 per share within two (2) calendar years, respectively.
Private Placement
Perculator Management Group Inc. Unit 7D, Royal Palm Villas San Pedro, Ambergris Caye Belize
140,000 Units of Class A common stock at $0.25 per Unit, including one Class A and one Class B Warrant. The Class A and Class B warrants allow for the purchase of Class A common stock at US$0.30 per share within one (1) calendar year and at $0.35 per share within two (2) calendar years, respectively.
Private Placement
Richard Clarke 2nd Floor - 27 East 21st Street New York, NY 10010
100,000 Units of Class A common stock at $0.25 per Unit, including one Class A and one Class B Warrant. The Class A and Class B warrants allow for the purchase of Class A common stock at US$0.30 per share within one (1) calendar year and at $0.35 per share within two (2) calendar years, respectively.
Private Placement
William Barbera 250 Paine Avenue New Rochelle, NY 10804
25,000 Units of Class A common stock at $0.25 per Unit, including one Class A and one Class B Warrant. The Class A and Class B warrants allow for the purchase of Class A common stock at US$0.30 per share within one (1) calendar year and at $0.35 per share within two (2) calendar years, respectively.
Private Placement

The shares of common stock issued to George P. Clarke Advertising, Richard Clarke and William Barbera were restricted stock and may only be resold pursuant to an effective registration statement or pursuant to applicable provisions of Rule 144.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended,  for the issuance of shares to George P. Clarke Advertising, Richard Clarke and William Barbera pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.
The shares of common stock issued to Caroline Meyers, Stone Canyon Resources Ltd, Clifford Winsor, Phoenix 8 Ltd. and Perculator Management Group Inc. were issued under the Regulation S exemption in compliance with the exemption from the registration requirements found in Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The offer and sale to the purchasers was made in an offshore transaction as defined by Rule 902(h). No directed selling efforts were made in the U.S. as defined in Rule 902(c).  The offer and sale to the purchasers was not made to a U.S. person or for the account or benefit of a U.S. person. The following conditions were present in the offer and sale:  a) The purchaser of the securities certified that it is not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person; b) The purchaser has agreed to resell the securities only in compliance with Regulation S pursuant to a registration under the Securities Act, or pursuant to an applicable exemption from registration; and has agreed not to engage in hedging transactions with regard to the securities unless in compliance with the Securities Act; c) The purchaser has acknowledged and agreed with the Company that the Company shall refuse registration of any transfer of the securities unless made in accordance with Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an applicable exemption from registration; and d) The purchaser has represented that it is acquiring the shares for its own account, for investment purposes only and not with a view to any resale, distribution or other disposition of the shares in violation of the United States federal securities laws. Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising.  The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

ITEM 6.        SELECTED FINANCIAL DATA

The Company is a smaller reporting company and is not required to provide this information.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This annual report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  You should not place undue reliance on these statements, which speak only as of the date that they were made.  These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this annual report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Liquidity

The Company anticipates it may require approximately $1,000,000 over the next twelve months to successfully implement our 2010 through 2012 strategic plan, which includes significant product development and commercialization efforts, marketing studies and category analysis, marketing plans and sales efforts, the proposed clinical trials and independent studies, a consumer awareness and public relations campaign, concepts for development, manufacturing and distribution of a line of our own food products for specific restricted dietary needs, expanded management resources and support staff, and other day to day operational activities.  The Company may require additional funds over the next three years to assist in realizing its goals should it not achieve anticipated bench marks over the 2010, 2011 and 2012 fiscal years.  The amount and timing of additional funds required cannot be definitively stated as at the date of this report and will be dependent on a variety of factors.  As of the filing of this report, the Company has been successful in raising funds required to meet our existing revenue shortfall for the funding of our current operations.  Funds have been raised through private loans, equity financing and conventional bank debt, as well as through the sale of certain active and passive investments.  The Company anticipates revenues generated from its functional food business will greatly reduce the requirement for additional funding; however, we cannot be certain the Company will be successful in achieving revenues from those operations.  Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

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

Capital Resources

Pursuant to a settlement agreement entered into between FACT LLC and Steven Schechter, Jennifer Flynn and Steven Capodicasa, FACT Group has an obligation to pay a total of $2,000,000 in royalty payments over 10 years ending in 2013. Refer to Our Technology above and Note 3 - Acquisition of Food and Culinary Technology Group Inc. (“FACT”), Intellectual Property, and Issuance of Class C Common Stock of the Audited Financial statements provided herein starting Page F-1.

Results of Operations

Sales from the premixes and other complementary products in 2009 accounted for ninety-four (94%) of the Company’s total revenues.  The Company’s gross revenues declined in fiscal 2009 by approximately 42% as compared to 2008, net revenues reflect a decline of approximately 38% year over year as a result of slightly increased revenue from leasing activities.  Costs of goods sold on wholesale bake mixes remained constant at approximately 20% year over year.  The Company continued to report losses at the close of fiscal 2009, despite expectations that fiscal 2009 would be the first profitable year of operations.  The Company is looking to see its first profitable year of operations by the close of fiscal 2010, with the development of products for new channels of distribution, including the opportunity to sell direct to the consumer.  Current year losses are predominantly the result of amortization expenses relating to its intellectual property, interest expenses relating to credit facilities and loans, and increased consulting and general operating costs year over year, with no counteracting increase in revenues to mitigate the increased expenses.  The Company no longer considers its investment in FACT Group an investment in a developing business.  FACT Group has a proven track record of year over year revenue since the close of fiscal year 2002, and expects to see increasing revenue growth.  FACT Group’s ability to continue to execute its business plan and achieve profitable operations will be impacted by numerous factors including the following:  maintenance of existing customers and acquisition of new customers through supply and licensing agreements; acceptance of the Company’s customers’ end products by the retail consumer; acceptance of the Company’s branded products by the retail consumer; access to sufficient amounts of key ingredients for uninterrupted supply of the Company’s premixes to customers; protection of the Company’s proprietary formulations and continuing development of new commercial formulations; the onset of competitive products in the retail marketplace and ongoing financing to meet operational overhead until such time as FACT Group can consistently achieve sufficient sales to meet ongoing expenses and growth initiatives.

Comparison of 2009 and 2008

For the years ended December 31, 2009, and 2008 the Company incurred operating losses of $697,608 and $824,698 respectively.  Fiscal 2009 operations include a substantial decrease (42%) in gross revenues from $2,200,864 (2008) to $1,267,491 (2009).  The decrease in revenues can be attributed directly to decreased sales of bake mix products to one of its two key wholesale customers. Factors impacting the decreased demand by the particular customer included: (i) a reduction to carrying inventory levels of the end consumer goods produced from our baked goods mixes; (ii) discontinuation of one or more flavor varieties included in the product line manufactured from our baked goods mixes; (iii) loss of a key customer account, and; (iv) declining demand for the end products produced from our baked goods mixes at the retail level. Associated costs of goods sold relating to functional premix sales decreased in conjunction with reduced bake mix sales from $1,717,563 (2008) to $967,218 (2009).  The Company’s gross margin on the sale of functional bake mixes remained constant over the comparative periods at approximately 20%. Legal fees decreased from $143,917 (2008) to $40,090 (2009) as a direct result of the Company’s settlement in certain legal matters more particularly described in Item 3 above.  Consulting fees increased to $240,649 (2009) from $168,744 (2008) as a result of the retention of a new corporate consultant providing management and executive level expertise.  Administrative expenses increased from $317,228 (2008) to $392,681 (2009) as the Company incurred increased costs related to salary, research and development on new product lines and associated travel costs during the current year.  Depreciation and amortization expenses remained constant during the comparative fiscal years at $249,319 (2009) and $249,340 (2008) as the Company recorded recurring expenses related to the amortization of its intellectual property and fixed assets in the normal course of business.

During fiscal 2009 the Company recorded an expense of $75,142 related to stock based compensation with respect to the issuance of a total of 460,000 stock options to officers and consultants of the Company compared with an expense of $428,770 (2008) from the issuance of 1,500,000 stock options respectively.

During fiscal 2009, the Company recorded an expense of $88 as a permanent decline in the value of certain marketable securities based on an assessment of the liquidity of the market for the securities and the average market price of the shares at fiscal year end. A comparative entry of the amount of $234 was made in fiscal 2008.

Interest expenses increased over the comparative fiscal years totaling $103,089 (2008) and $146,065 (2009) as the Company received additional loans during the current fiscal year.  No tax was paid both in fiscal 2009 and 2008.

Net losses for the two completed fiscal years were $928,021 (2008) and $843,761 (2009) respectively.

Summary of Working Capital and Stockholders' Equity

As of December 31, 2009, the Company had negative working capital of $958,066 and negative Stockholders' Equity of $3,101,666 compared with negative working capital of $2,151,349 and negative Stockholders' Equity of $2,675,599 as of December 31, 2008.  The Company’s negative working capital has decreased as a result of various short-term loans were settled by issuance of convertible notes.

Sources of Working Capital

During 2009 the Company's primary sources of working capital have come from revenues generated from our functional foods business, monthly rental income and the net proceeds from:

•	$48,658 in loan proceeds from an arms length third party;

•	$6,412 in loan proceeds from a related party;

•	$191,250 in proceeds from the sale of common stock through private placement.

The Company is also aggressively pursuing the liquidation of its remaining passive investments.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

Contractual Obligations	Payments Due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	3,062,812	168,938	2,061,911	831,963	-0-
Capital Lease Obligations	-0-	-0-	-0-	-0-	-0-
Operating Lease Obligations	42,294	42,294	-0-	-0-	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-0-	-0-	-0-	-0-	-0-
Total	3,105,106	211,232	2,061,911	831,963	-0-

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This Company is a smaller reporting company and is not required to provide this information.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item 8 are listed in Item 15(a) (1) and begin on page F-1 of this Annual Report on Form 10-K.

FACT CORPORATION

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

(Stated in US Dollars)

INDEX TO FINANCIAL STATEMENTS

FACT CORPORATION

AUDITED FINANCIAL STATEMENTS

Page

Audited Financial Statements:

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations and Comprehensive Loss	F-5

Consolidated Statements of Changes in Stockholders’ Deficiency	F-6

Consolidated Statement of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 to F-19

Child, Van Wagoner & Bradshaw, PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
Fact Corporation

We have audited the accompanying consolidated balance sheets of Fact Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficiency, and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fact Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the  years ended December 31, 2009 and 2008,   in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
April 14, 2010

FACT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2009	December 31, 2008
Current Assets
Cash	$45,736	$230,341
Inventory	3,193	131,170
Accounts receivable (Note 4)	133,915	107,702
Prepaid expense	4,081	3,391
Total Current Assets	186,925	472,604

Investment in Capital Reserve Canada Ltd.	-	88

Property and Equipment
Intellectual property (Note 3)	749,912	998,950
Real property (net of accumulated depreciation of $1,071 and $790)	362	643
Total Property and Equipment	750,274	999,593
Total Assets	$937,199	$1,472,285

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$363,673	$561,911
Accounts payable and accrued liabilities (related parties)	603,451	559,940
Loan payable (related parties)	6,412	913,243
Loan payable	2,517	458,906
Current portion of long-term debt and acquisition cost (Note 3)	168,938	129,953
Total current liabilities	1,144,991	2,623,953

Long – Term Liabilities
6% Series convertible debenture	302,685	-
8% Series convertible notes	1,254,100	-
Acquisition cost payable (Note 3)	1,337,089	1,523,931
Total Long – Term Liabilities	2,893,874	1,523,931

Total Liabilities	4,038,865	4,147,884

Stockholders' Deficiency
Class A Common Stock: authorized 100,000,000 shares of no par value; 18,706,328 and 17,154,406 issued and outstanding as at December 31, 2009 and December 31, 2008 respectively	23,261,326	23,103,924
Additional paid in capital	717,563	428,770
Accumulated other comprehensive income	107,852	136,353
Accumulated deficit	(27,188,407)	(26,344,646)
Total Stockholders' Deficiency	(3,101,666)	(2,675,599)
Total Liabilities and Stockholders' Deficiency	$937,199	$1,472,285

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FACT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	December 31, 2009	December 31, 2008
Revenues
Functional food premix	$1,189,109	$2,139,945
Rental income	78,382	60,919
	1,267,491	2,200,864

Costs of goods sold – Functional food premix	967,218	1,717,563

Gross profit	300,273	483,301

Expenses
Legal	40,090	143,917
Consulting fees	240,649	168,744
Depreciation and amortization	249,319	249,340
Stock based compensation	75,142	428,770
Other administrative expenses	392,681	317,228
	997,881	1,307,999

(Loss) from operation	(697,608)	(824,698)
Other income and expenses
Tax paid	-	-
Interest expense	(146,065)	(103,089)
Unrealized loss for marketable securities	(88)	(234)
	(146,153)	(103,323)

Provision for income taxes	-	-
Net (Loss)	$(843,761)	$(928,021)

Basic and diluted loss per share	$(0.05)	$(0.05)

Basic and diluted weighted average number of shares	17,528,065	17,154,406

Comprehensive loss
Net loss	(843,761)	(928,021)
Foreign currency translation adjustment	(28,501)	59,680
Total comprehensive loss	$(872,262)	$(868,341)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FACT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

	Class A Common Stock		Additional paid in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Deficit
	Shares	Amount
Balance at December 31, 2007	17,154,406	$23,103,924	$-	$(25,416,625)	$76,673	$(2,236,028)
Stock based compensation			428,770			428,770
Net loss for the period				(928,021)		(928,021)
Foreign currency translation adjustment					59,680	59,680
Balance at December 31, 2008	17,154,406	23,103,924	428,770	(26,344,646)	136,353	(2,675,599)
Stock based compensation			75,142			75,142
6% and 8% Convertible notes with warrants			71,503			71,503
Issue shares as debt settlements	746,922	74,692	22,408			97,100
Issue shares as consulting services	40,000	6,000	5,200			11,200
Issue shares with warrants	765,000	76,710	114,540			191,250
Net loss for the period				(843,761)		(843,761)
Foreign currency translation adjustment					(28,501)	(28,501)
Balance at December 31, 2009	18,706,328	$23,261,326	$717,563	$(27,188,407)	$107,852	$(3,101,666)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FACT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2009	December 31, 2008
Cash flows from operating activities:
Net loss	$(843,761)	$(928,021)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, depletion and amortization	249,319	249,339
Amortization of convertible bonds discount	6,599	-
Accrued interest	117,055	103,081
Shares issued for services	11,200	-
Unrealized loss on securities	88	234
Stock-based compensation	75,142	428,770
Changes in assets and liabilities:
Accounts receivable	(25,643)	57,935
Inventory	127,976	(66,723)
Prepaid expense	(505)	40,873
Accounts payable and accrued expense	68,826	116,481
Net cash provided by (used in) operating activities:	(213,704)	1,969

Cash flows from investing activities:
Net cash used in investing activities:	-	-

Cash flows from financing activities:
Loan proceeds – related parties	6,412	26,659
Loan proceeds	48,658	163,100
Loan repayment	(100,000)	-
Proceeds from common stock sale	191,250	-
Reduction to Acquisition cost payable	(116,603)	(82,130)
Net cash provided by financing activities:	29,717	107,629

Effect of foreign exchange on transactions	(618)	15,690

Net increase (decrease) in cash	(184,605)	125,288
Cash at beginning of period	230,341	105,053
Cash and cash equivalents at end of period	$45,736	$230,341

Supplemental disclosure of cash flow information:
Interest paid	$-	$41,982
Income taxes paid (refund)	$-	$(302)

Supplemental schedule of non-cash financing:
Common stock issued for debt settlement	$97,100	$-
Conversion of loan payable and accrued interest to 6% convertible debenture	317,517	-
Conversion of loan payable and accrued interest to 8% convertible notes	1,080,449	-
Conversion of accounts payable to 8% convertible notes	223,723	-
Total:	$1,718,789	$-

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FACT Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

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

In 1999, the Company's principal place of business moved to Canada. In December 1999, the Company formed a wholly-owned subsidiary, Capital Reserve Canada Limited, an Alberta corporation ("Capital Canada"), to locate and acquire producing oil and gas assets in Canada.  This subsidiary was divested in fiscal year 2004 by way of a distribution of shares to the shareholders of the Company.

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

As of December 31, 2009, the Company has three wholly-owned subsidiaries, Wall Street Investments Corporation (WSIC) (dormant Colorado Corporation), FACT and WSRE.  FACT Products Inc. (formerly FACT Bread Company Inc.), a Nevada corporation, was incorporated in November 2001 and is a wholly-owned subsidiary of FACT.  Presently FACT Products Inc. has no operations.

Operations

Functional Food Business
The Company entered the functional food industry in November 2001 with the acquisition of FACT.  During the year ended December 31, 2002 the Company commenced sales of products manufactured from its proprietary functional food formulations. All but 3% of revenues for the current fiscal year were derived from these ongoing operations in the food industry. The Company is expanding its operations in fiscal 2010 to retail branded food products.

The Company continues to pursue further commercial supply and licensing contracts for its existing and newly developed line of functional food formulations, premixes and products.  The core focus of all the Company’s products is better for you baked goods with high fiber, reduced digestible carbohydrates and calorie control.

FACT Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

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

Basis of Consolidation

The consolidated financial statements for 2009 and 2008 include the Company and its wholly-owned subsidiaries FACT, WSRE and FACT Products Inc.  All significant inter-company accounts and transactions have been eliminated.

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

Currency

The functional currency of the Company, FACT and FACT Products Inc. is the United States Dollar. The functional currency of the Company's Canadian subsidiary, WSRE, is the Canadian dollar. The Company translates amounts into United States dollars using the current rate method.  Under this method, assets and liabilities are translated to United States dollars at current exchange rates and income statement accounts are translated at the average rates prevailing during the period. Related translation adjustments are reported as other comprehensive income, a component of stockholders’ equity.

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

Fair Value of Financial Instruments
The Company's financial instruments, including cash, accounts receivable, prepaid expenses, accounts payable, loan payable and current portion of acquisition cost are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The fair market value of long-term debts was determined on the fair market value of comparable market instruments. This will be disclosed in more detail in note 5.

FACT Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

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

Income taxes

Income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  ASC 740 requires recording a valuation allowance against deferred tax assets if based on the weight of available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized.

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

The Company expenses advertising costs as incurred and the total amounts for 2009 and 2008 were minimal.

The Company paid no cash dividends in 2009 and 2008.

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

FACT Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

Note 2– Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

Effective from December 15, 2008, ASC 470-20), “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (the FSP)”, changed the accounting and disclosure for convertible debt instruments that permit or require the issuer to pay cash upon conversion. For these instruments, the liability component is measured first at the fair value of the liability without the conversion option, and the difference between the proceeds from the instrument and the fair value of the liability without the conversion option represents the residual equity component. The Company complied with this standard when recording convertible bonds transactions for the current year.

In April 2008, the FASB issued modification to ASC 350, “Intangibles-Goodwill and Other”, to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the intangible asset. The modification to ASC 350 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. The Company followed the standards to disclose and evaluate its intangible assets. Please see note 3.

In April 2009, the FASB issued modification to ASC 825, “Financial Instruments”, to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. The modifications to ASC 825 are effective for interim reporting periods ending after June 15, 2009, and were adopted on April 1, 2009. The adoption of these modifications to ASC 825 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued modifications to ASC 820. The modifications to ASC 820 provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The modifications to ASC 820 also provide guidance on circumstances that may indicate a transaction is not orderly (that is, distressed or forced). The modifications to ASC 820 are effective on a prospective basis for interim and annual reporting periods ending after June 15, 2009, and were adopted on April 1, 2009. The adoption of these modifications to ASC 820 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2009, the FASB issued modification to ASC 855, “Subsequent Events”, ASC 810, which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC 855 is effective on a prospective basis for interim or annual periods ending after June 15, 2009, and was adopted on April 1, 2009. The Company complies to the standards in the current year financial reports.

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

FACT Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

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

b.
FACT is obligated to make minimum royalty payments each year. In year 2010, the minimum amount of royalty payments to be paid is $168,938. For each subsequent year, the minimum amount increases by 30%. Amounts for the subsequent years are as follows:

2011 – $219,620
2012 – $285,506

Upon reaching 2012, all remaining royalties become due and payable.

c. An additional royalty payment of $20,000 was made to the LLC in 2003.

FACT Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

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

ASC 350, “Goodwill and Other Intangible Assets” addresses financial accounting and reporting: (1) at the date of acquisition of goodwill and intangible assets apart from goodwill acquired other than in a business combination and (2) all goodwill and intangible assets apart from goodwill subsequent to their acquisition. A principal requirement of this statement is to determine the useful lives of intangible assets and amortize or not amortize the intangible assets accordingly. Intangible assets apart from goodwill with finite lives are to be amortized over their useful lives to their residual value, if any, whereas goodwill and intangible assets apart from goodwill with indefinite lives are not to be amortized. Another principal requirement of this statement relates to impairment of intangible assets. This statement, in its entirety, became effective for the Company on January 1, 2002. Certain provisions of the statement were effective July 1, 2001 since the intangible assets were acquired after that date. Management believes that currently the intangible assets have a ten-year useful life, and the intangible assets are being amortized over ten years.

Note 4 – Accounts Receivable

The Company’s accounts receivable consists solely of trade receivables totaling $133,915 as at December 31, 2009 and $107,702 as of December 31, 2008.

Note 5 – Investment in Capital Reserve Canada Ltd

The Company continues to hold 8,042 marketable shares of the common stock of Capital Reserve Canada Ltd. (OTC: BB - CRSVF), formerly a wholly owned subsidiary of the Company.  The Company completed a spin-off of Capital Reserve Canada Limited in the fiscal year ended December 31, 2004.  At the close of fiscal 2009, the book value of the shares was $Nil (2008 - $88).

In respect of the reduction to book value at the fiscal year end, the Company has recorded an unrealized loss of $88.

FACT Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

Note 6 – Convertible bonds

8% unsecured convertible notes due 2012:

On September 11, 2009, the Company entered into debt settlements with its creditors to settle a total of $1,304,172 by way of convertible loans. Under the term of the convertible loans, the creditors have executed loan agreements for a period of three years; with interest payable annually at 8% per annum compounded monthly. The loans are unsecured and convertible for a period of one year into shares of the Company’s Class A common stock at a deemed price of $0.15 per share, for a total issuance of 8,694,481 shares, if converted.

Based on new accounting standards on convertible bonds effective in 2009, the convertible bonds are recorded using fair market value of comparative straight bond with all similar features other than convertible feature. The difference between fair market value and bond principle is recorded as unamortized bond discount and will be amortized through the life of the bond which is 3 years. The effective interest rate on the liability component was 10% per annum compounded monthly which was the best estimation by management. This rate was used to accrue interest expense as the standards required.

As of December 31, 2009, the net carrying value of convertible notes was $1,254,100 which was net of the principle amount $1,304,172 and unamortized discount $50,072. The unamortized discount will be amortized over the period up to September 11, 2012. The accrued interest expense on the convertible notes was $37,984 and within this amount, $32,919 is payable and due on September 11, 2010.

6% secured convertible debenture due 2012:

On September 11, 2009, the Company also renegotiated an outstanding debenture due in December 2009.  As a result of the renegotiations the Company has entered into a new debenture agreement in the amount of $317,517 with Ultimate Resort Destinations Inc. (“Ultimate”).  Ultimate currently holds a debenture over the shares of Food and Culinary Technology Group Inc. (FACT Group Inc.), the Company’s wholly-owned subsidiary operating in the customized nutrition solutions industry. The debenture was secured by all assets of the company. The debenture has been rewritten for a period of three years, with interest payable at 6% per annum.  The debenture will be convertible for a period of two years into the Company’s Class A common stock at a deemed price of $0.14 per share, for a total issuance of 2,267,980 shares, if converted.

Based on new accounting standards on convertible bonds effective in 2009, the convertible bonds are recorded using fair market value of comparative straight bond with all similar feature other than convertible feature. The difference between fair market value and bond principle is recorded as unamortized bond discount and will be amortized through the life of the bond which is 3 years. The effective interest rate on the liability component was 8% per annum which was the best estimation by management. This rate was used to accrue interest expense as the standards required.

As of December 31, 2009, the net carrying value was $302,685 which was net of principle value of $317,517 and unamortized bond discount of $14,832. The unamortized bond discount will be amortized over two years up to September 11, 2011. The accrued interest expense on the convertible notes was $7,327 and within this amount, $5,794 is payable and due on September 11, 2010.

FACT Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

Note 7 – Common stock

During the fiscal year ended December 31, 2009, the Company issued shares of common stock as follows:

(i)
746,922 Class A common shares were issued at $0.10 per share with respect to the conversion of certain outstanding debt amount of $74,692 due to the various vendors. Additional expense of $22,408 was recorded due to the stock price being above the issue price.

(ii)
40,000 Class A common shares were issued at $0.15 per share to a consulting company for services rendered for total amount $6,000. Total expense of $11,200 was recorded due to the stock price being above the issue price.

(iii)
In 2009, the company entered into a series of private placement agreements with various investors. The arrangement involved issuing 765,000 units of securities at $0.25 per unit for a total amount of $191,250. Each unit consisted of one share of class A common stock and two units to purchase warrants (One Class A warrant and one Class B warrant). Each class A warrant can purchase one share of Class A common stock at $0.30 per share within one calendar year. Each class B warrant can purchase one share of Class A common stock at 0.35 per share within two calendar years. The amount of $76,710 of the total $191, 250 was allocated to Class A common stock in respect of the issuance of 765, 000 shares of common stock. The rest of the amount was allocated to Class A and Class B warrants. For detailed warrants disclosure, please see note 9.

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

During the fiscal year ended December 31, 2009, the Company granted a total of 460,000 stock options to officers and directors of the Company, exercisable into shares of Class A common stock at $0.35 per share.

The following is a table of outstanding options and changes during the fiscal year ending December 31, 2009.  350,000 non-employee options vested immediately, with 110,000 employee options vesting ratably over a period of one year from grant date, April 6, 2009.  All options expire on August 10, 2018.

	Employee Options	Non-employee Options	Weighted Average Exercise Price
Options outstanding, December 31, 2008	-	1,500,000	0.33
Options granted:
Employees	110,000	-	0.35
Non-employees	-	350,000	0.35
Options exercised	-	-	-
Options canceled	-	-	-
Options expired	-	-	-
Options Outstanding, December 31, 2009	110,000	1,850,000	0.335

FACT Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

 Note 8 – Stock-Based Compensation – (Continued)

Issuance of stock options – Cont’d

Options granted consist of:
Year and Exercise price relative to fair value of underlying stock	Weighted average fair value at grant date	Weighted average exercise price
Year ending December 31, 2009:
Exercise price exceeds fair value:	0.27	0.335

If not previously exercised or canceled, options outstanding at December 31, 2009 will expire as follows:

	Range of Exercise Prices		Weighted Average Exercise
	High	Low	Shares	Price
Year Ending December 31, 2018	0.35	0.33	1,960,000	0.335

The fair value of each option granted was computed using the Black-Scholes method using the following weighted-average assumptions:

	Year ended December 31, 2009	Year ended December 31, 2008
Expected Volatility:	123.39 ~123.75	128.18
Risk-free interest rate:	2.95 ~ 3.47%	3.89%
Expected Dividends:	0	0
Expected Term in Years:	9	10

The fair value of the vested portion of 460,000 options granted during the year ended December 31, 2009 totals $75,142, as additional paid in capital,  which amount has been expensed and recorded in the Company's Statement of Shareholder's Deficiency. A further amount of $6,827 in respect of the unvested options will be recorded in the first two quarters of fiscal 2010.

Note 9 –Stock  Warrants

From September to December 2009, the company had entered into a series of private placement agreements with various investors. The arrangement involved issuing 765,000 units of securities at $0.25 per unit for total amount $191,250. Each unit consisted of one Class A common share and two share purchase warrants (One Class A warrant and one Class B warrant). Each Class A warrant can purchase one Class A common share at $0.30 per share within one calendar year. Each Class B warrant can purchase one Class A common share at 0.35 per share within two calendar years. An amount of $76,710 of the total $191,250 was allocated to the issuance of 765,000 Class A common shares. The rest of proceeds amounting to $114,540 were allocated to the 765,000 Class A and Class B warrants. The following table presents the allocation.

Name	Number
of Warrants	of units	Strike Price	Expiration Date	Value allocated
Class A warrants	765,000	$0.30	within one calendar year	$52,453
Class B warrants	765,000	$0.35	within two calendar years	$62,087

FACT Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

Note 9 –Stock  Warrants (Continued

The allocation was based on the fair market value of each type of warrant calculated by Black-Scholes method. Information and significant assumptions embodied in our valuations are illustrated in the following table.

	Class A Warrant	Class B Warrant
Warrants to purchase common stock:
Strike price	$0.30	$0.35
Volatility	178%	178%
Term (years)	1.00	2.00
Risk-free rate	0.26% to 0.37%	0.73% to 0.87%
Dividends	-	-

Note 10 – Related Party Transactions

(i)	Transactions with International Securities Group Inc.

International Securities Group Inc. is a company incorporated in Alberta, Canada, and is the largest shareholder of the Company and holding approximately 44% of Company’s outstanding shares as of December 31, 2009.  Ms. Jacqueline Danforth, the Company’s CEO, provides regular consulting services to it. International Securities Group Inc. provides the Company and its subsidiaries administrative services on a monthly basis and various loans as well. Details of transactions in fiscal 2009 are as follows:

-
In 2009, International Securities Group Inc provided administrative services to the Company and its subsidiaries amounting of approximately $58,200, and as of December 31, 2009 the accounts payable balance is $76,500.

-	In 2009, Wall Street, a subsidiary of the Company leased office space to International Securities Group Inc. and generated $46,835 rent income from the transaction. All rents have been collected.

-
In 2009, the company settled various debts including demand loans, accrued interest on loans, and accounts payable with International Securities Group Inc. by issuing 8% unsecured convertible bonds in the amount of $652,872 which carries the same term as other creditors. Please see note 5 convertible bonds.

(ii)	Transactions with Mr. Clifford Winsor and companies controlled by him

Mr. Clifford Winsor is the step father of Ms. Jacquie Danforth, the CEO and a director of the Company. Mr. Clifford Winsor controls Ultimate Resort Destinations Inc. and Ultimate Destinations Inc.

In 2009, the company settled various debts including demand loans, accrued interest on loans, and accounts payable with Mr. Clifford Winsor and Ultimate Destinations Inc. by issuing 8% unsecured convertible bonds in the amount of $76,000 and $143,410 respectively which carry the same term as other creditors. Furthermore, the company settled demand loans and accrued interest on loans with Ultimate Resort Destinations Inc. by issuing 6% secured convertible bonds in the amount of $317,514. Please see note 5 convertible bonds.

(iii)	Transactions with directors and officers

Ms. Jacqueline Danforth is CEO and director of the Company. She provides consulting services to the Company and its subsidiaries. In 2009, Ms. Danforth provided services to the Company for the invoiced amount of $101,244. Ms. Danforth was paid an amount totaling $45,742 in consideration for her services in fiscal 2009 and an amount of $55,002 was accrued. As of December 31, 2009, the company has unpaid bills owing to Ms. Danforth in the amount of about $449,502 which has been accumulated since 2001 to 2009.

FACT Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

Note 10 – Related Party Transactions (Continued)

Ms. Denise Gurley is Sales Vice President of the Company. In April 6, 2009, the Company granted 110,000 units of stock options to Ms. Gurley as compensation, which options vest over a one (1) year period from the date of issue. For detailed information on stock options, please see note 8above, Stock Based Compensation.  Ms. Gurley receives an annual base salary of $105,000 with an additional $5,000 paid towards costs of her health insurance.

Dr. Brian Raines, a director of the Company, was appointed as Secretary of the Company in September 2009. The Company owes him an amount of $13,344 for consulting service rendered in 2003.

Note 11 – Income Taxes

As of December 31, 2009 the Company had approximately $8,537,000 (2008 - $7,768,000) of net operating loss carryover that expires between 2022 and 2029.  The Company had deferred tax assets of approximately $3,551,000 (2008 - $3,107,000) relating to the net operating loss carryover.  A valuation allowance has been provided for the total amount since the amounts, if any, of future revenues necessary to be able to utilize the carryover, are uncertain.  A reconciliation of income taxes computed using the statutory federal income tax compared to the effective tax rate is as follows:

	2009		2008
Federal tax computed at the expected statutory rate	(35.0	) %	(35.0	) %
State income tax, net of federal tax benefit	(3.0)		(3.0)
Estimated foreign income taxes	(3.6)		(3.6)
Net change in valuation allowance	41.6		41.6

Income tax expense - effective rate	00.0%		00.0%

Because of the 50% change in ownership rules of the Internal Revenue Code, certain prior net operating loss carryforwards are no longer available from periods before 2001.  Carryover of net operating losses available may also be restricted due to future changes in ownership.

The change in the valuation allowance was $444,000 for 2009.

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 on January 1, 2007.  As a result of the implementation of ASC 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2008 and 2009, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2008 and 2009.

FACT Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

Note 12 – Commitments

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

Minimum Annual lease payments (inclusive of estimated operating costs) are $42,294 in 2010.

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

Presently, only Wall Street and Saw Communications have entered into a formal lease agreement.  There are no formal lease agreements between Wall Street and its other subtenants.

Note 13 – Subsequent Events

In January 7, 2010, the Company entered into a private placement agreement with Mr. Allan Cater for the amount of $22,500 by issuing 90,000 Class A common shares and 90,000 units Class A warrants and 90,000 units Class B warrants.  The terms of warrants are the same as described in note 9.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there were no other events to disclose.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as of December 31, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

There are no items that required disclosure in a Form 8-K during the fourth quarter of the year covered by this Form 10-K that were not reported by the Company.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers Promoters and Control Persons

The following table sets forth the name, age and position of each of the members of our board of directors, executive officers, and certain significant employees as of the fiscal year ending December 31, 2009.

Name	Age	Position	Term
Jacqueline Danforth	38
President, Treasurer and Director of FACT Corporation, President, Secretary and Director of Food and Culinary Technology Group Inc., President, Secretary-Treasurer and Director of FACT Products Inc., President and Director of Wall Street Investment Corp., President, Secretary, Treasurer and a Director of Wall Street Real Estate Ltd.

FACT Corporation – August 2001 as to member of Board of Directors and President
FACT Group Inc. – November 2001 as to member of Board of Directors and July 2002 as President
FACT Products Inc. – November 2001 as to Sole Directors and President
Wall Street Investment Corp. – November 2001 as to President and Sole Director
Wall Street Real Estate Ltd. – July 2002 as to President and Sole Director

Paul Litwack	54	Director of FACT Corporation, Director of Food and Culinary Technology Group, Inc.	January 2003
Dr. Brian Raines	71	Director & Secretary, FACT Corporation	January 2003
Ms. Denise Gurley	48	Vice President Sales – FACT Corporation	April 2009

Our Board of Directors consists of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers.  There are no arrangements or understandings between any director or executive officer and any other person(s) pursuant to which a director or executive officer was selected.  Our executive officers are elected annually by our Board of Directors.

We know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us, or our subsidiaries, or has a material interest adverse to us or our subsidiaries.

None of our executive officers or directors have been involved in any bankruptcy proceedings within the last five years, been convicted in or has pending any criminal proceedings, been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or been found to have violated any federal, state or provincial securities or commodities law.

JACQUELINE R. DANFORTH, has been a member of the Board of Directors and the President of FACT Corporation since August 7, 2001.  Ms. Danforth has been a director and Secretary of Food and Culinary Technology Group Inc. since its acquisition by the Company, November 7, 2001, and President since July 22, 2002.  Ms. Danforth was also named President, Secretary-Treasurer and appointed to the Board of Directors of FACT Products Inc. on November 5, 2001, and has been President and a director of Wall Street Investment Corp since its re-instatement November 15, 2001.  Ms. Danforth became the President, Secretary and Treasurer, as well as a director of Wall Street Real Estate Ltd. upon its incorporation on July 23, 2002. With an educational background in chemistry and accounting, Ms. Danforth has spent the past 14 years actively working on the management, administrative and financial reporting aspects of small businesses reporting to both Canadian and U.S. securities exchanges.   Her mandate on joining FACT was to acquire innovative food technology with application to the “functional foods” category of the industry and commercialize products for market entry.  Since joining FACT Ms. Danforth has spearheaded the commercialization of a series of proprietary formulations which are currently marketed as high fiber/reduced calorie bakery mixes and products to manufacturers, distributors and re-sellers across the bakery segment.  Ms. Danforth has also served as an independent CFO to many small enterprises, and brings to FACT a board range of experience working with startup, technology driven projects.  Ms. Danforth continues to run the day to day operations of FACT and oversee all financial reporting functions.

DR. BRIAN RAINES, was appointed to the Board of directors of FACT in January 2003.  He currently serves as the Company’s Director of Science and has spent 40 years in various scientific and technical positions in the food industry.  From 1998 to present, Dr. Raines has served as a consultant, providing basic scientific research adaptation in the specific area of nutraceuticals and functional foods.  From 1990 to 1998 (retirement), Dr. Raines served as Vice President of Technical Services for Unilever Canada/Lipton.  From 1980 to 1990, Dr. Raines served as Director of Research and Quality Control for Unilever/Lawry’s Foods, Los Angeles.  Prior to this he served in various technical management positions for Mars Inc., Berthelet and Leger.  Dr. Raines is an active member of the Canadian Institute of Food Science and Technology and is currently serving as International Liaison.  He is a past National President and Chair of the Toronto section.  He is also a member of the Scientific Advisory Board of The National Institute of Nutrition.  Dr. Raines has chaired various committees of the Institute of Food Technologies/USA and was awarded the distinguished service award for the Q.A. Division in 1992.  Dr. Raines has a B.Sc. from Concordia Montreal and a Ph.D. from North Carolina State University.  He is also a Fellow of the Canadian and American Institutes of Food Technology.

PAUL LITWACK, was appointed to the Board of Directors of FACT Corporation and FACT Group Inc. in January 2003.  Mr. Litwack joined DA-TECH CORPORATION, an electronic manufacturing services company in 1999 and currently serves as Chairman and Chief Executive Officer.  During the five years prior to joining DA-TECH, Mr. Litwack was Chief Executive Officer of Frankford Chocolate & Candy Company.  From 1990 to 1993, Mr. Litwack was with Northfield Foods Inc. as vice President – Marketing/Sales and General Manager of their Ashe County Division.  Prior to that, Mr. Litwack served as the Director of New Products and then the Director of Frozen Desserts for Kraft General Foods’ Dairy Products Division.  Mr. Litwack earned a BS in Engineering from Brown University in 1976 and an MBA from the Wharton School of Finance and Commerce in 1978.

DENISE GURLEY, joined FACT Corporation in April 2009 as the Vice President of sales with responsibility for sales of all products to all the major channels in the US and Canadian markets. Ms. Gurley began her career with Bristol Myers in Sales Management. She then spent 14 years with the Coca-Cola Company working with the Minute Maid products. Most recently Ms. Gurley was the Director of Customer Development with Twin Lab Corporation. Ms. Gurley holds a Bachelor of Arts degree from the University of North Carolina at Charlotte.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Jacqueline Danforth	CEO, CFO and Director	N/A	N/A	N/A
Paul Litwack	Director	N/A	N/A	N/A
Brian Raines	Director	N/A	N/A	N/A
Denise Gurley	Vice President – Sales	1/1	1/1	N/A

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company intends to review and finalize the adoption of a code of ethics during the fiscal year ended December 31, 2010 .   Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the period during which the code of ethics is adopted.

Nominating Committee

There have been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

Audit Committee

At this time, the Company is not required to have an audit committee. Further, since there are not sufficient independent members of the Board it is not feasible at this time to have an audit committee.   The Board of Directors performs the same functions as an audit committee.  The Board of Directors in performing its functions as an audit committee has determined that it does not have an audit committee financial expert.

ITEM 11.             EXECUTIVE COMPENSATION

The following table sets forth information for the individuals who served as the senior executive officers of the Company during any portion of the last two fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year ended December 31	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Jacqueline Danforth, President & Principal Executive Officer	2009	101,244	-0-	-0-	-0-	-0-	-0-	-0-	101,244
Denise Gurley, VP Sales	2009	78,750	-0-	-0-	20,482	-0-	-0-	3,750	102,982
Jacqueline Danforth, President & Chief Executive Officer	2008	101,244	-0-	-0-	142,923	-0-	-0-	-0-	244,167

(1)	For 2009 Ms. Danforth received payments of $45,742 and an amount of $55,002 was accrued. In 2008 Ms. Danforth received payments of $43,781 and the balance of $57,463 was accrued.
(2)
During fiscal 2009 Ms. Gurley was granted a total of 110,000 employee stock options which vest over a period of one (1) year from the date of issue.  The Fair Market Value of the options on grant date totaled $20,482, of which amount a total of $13,655 has been expensed during fiscal 2009 and a further amount of $6,827 will be expensed in the first two quarters of fiscal 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jacqueline Danforth	500,000	-0-	-0-	0.33	August 10, 2018	-0-	-0-	-0-	-0-
Paul Litwack	500,000	-0-	-0-	0.33	August 10, 2018	-0-	-0-	-0-	-0-
Brian Raines	500,000	-0-	-0-	0.33	August 10, 2018	-0-	-0-	-0-	-0-
Denise Gurley	110,000	-0-	-0-	0.35	August 10, 2018	36,667	6,827	-0-	-0-
Brad Hunsaker	350,000	-0-	-0-	0.35	August 10, 2018	-0-	-0-	-0-	-0-

There were a total of 1,500,000 stock options granted during the fiscal year ended December 31, 2008 to officers and directors of the Company under the Company’s 2008 Stock Option and Award Plan (the “Plan”) which was approved by stockholders during fiscal 2008.   During fiscal 2009 the Company granted an additional 460,000 stock options to employees and consultants, 350,000 options vested on grant date with the balance of 110,000 vesting ratably over a one year period from grant date.  All options expire on August 10, 2018. There have been no stock awards granted under the Plan as of the date of this report.

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

Compensation Committee

We do not currently have a compensation committee.  The Company’s Executive Compensation is currently approved by the Board of Directors of the Company in the case of the Company’s Principal Executive Officer.   For all other executive compensation contracts, the Principal Executive Officer negotiates and approves the contracts and compensation.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of December 31, 2009, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Class A Common	Buccaneer Holdings Inc. 25 Regent Street Belize City, Belize	1,441,195 Class A common shares(2)	7.14%
Class A Common	International Securities Group Inc. 1530 9th Ave SE Calgary, Alberta T2G 0T7	9,921,575 Class A common shares held in the name of International Securities Group Inc.(3)	44.23%
Class A Common	Clifford Winsor Razcowsky Street, San Pablo Area, San Pedro Town	1,196,133 Class A common shares and directly(4) and 2,294,793 shares are held indirectly in the name of Ultimate Resort Destinations Inc.(5) and 1,105,489 held indirectly in the name of Ultimate Destinations Inc. (6)(7)	20.4%
Class A Common	Dr. Brian Raines, director of FACT Corporation 28 Geneva Avenue Toronto, Ontario Canada	500,000 Class A common shares held directly(8) and 960,000 Class A common shares held in the name of Food Information Services Inc. (9)	7.57%

Class A Common		17,419,185 Class A Common shares	79.34%
(1) Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of Class A Common Stock subject to options or  warrants exercisable within 60 days of April 12, 2010 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 18,796,328 shares of Class A common stock outstanding as of April 12, 2010.
(2)  These figures  include 50,644 shares of Class A Common Stock currently held by Buccaneer Holdings Inc., and the option to immediately acquire a further 1,390,551 shares of Class A Common Stock under the terms of  convertbile note at $0.15 per share.
(3)  These figurs include a  total of 6,287,456 shares of Class A Common Stock currently held by International Securities Group Inc., and the option to immediately acquire a further 3,634,119 shares of Class A Common Stock under the terms of a convertible note at $0.15 per share.
(4)  Mr. Clifford Winsor currently holds 689,466 shares of Class A Common Stock and has the option to immediately acquire a further 506,667 shares of Class A Common Stock under the terms of a convertible note at $0.15 per share.
(5)  Ultimate Resort Destinations Inc. currently holds 26,813 shares of Class A Common Stock and has the option to immediately acquire a further 2,267,980 shares of Class A Common Stock under the terms of a convertible debenture for exercise at $0.14 per share.
(6)  Ultimate Destinations Inc. currently holds 149,423 shares of Class A Common Stock and has the option to immediately acquire a further 956,066 shares of Class A Common Stock under the terms of a convertible note at $0.15 per share.
(7) Mr. Clifford  Winsor  is the beneficial owner of both Ultimate Resort Destinations Inc. and Ultimate Destinations Inc.
(8) Dr. Raines has been granted a total of 500,000 stock options which are fully vested and available or exercise at $0.33 per share until August 10, 2018.
(9) Dr. Raines is the beneficial owner of Food Information Services Inc., a Florida Corporation.

Security Ownership of Management

The following table shows, as of April 12, 2010, the shares of FACT Corporation Common Stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)

Class A Common	Jacqueline R. Danforth, President, Secretary, Treasurer and director of FACT Corporation; President, director and Secretary of Food and Culinary Technology Group, Inc., director of FACT Products Inc., President, Secretary, Treasurer and director of Wall Street Real Estate Ltd. and President and director of Wall Street Investment Corp (9) c/o 1530-9th Ave S.E. Calgary, Alberta, Canada T2G OT7	618,410 Class A common shares are held directly(2) and 300,369 shares are held indirectly in the name of Argonaut Management Group Inc. (3)	4.89%
Class A Common	Dr. Brian Raines, director of FACT Corporation	500,000 Class A common shares held directly(4) and 960,000 Class A common shares held indirectly in the name of Food Information Services Inc. (5)	7.57%
Class A Common	Paul Litwack, director of FACT Corporation and Food and Culinary Technology Group Inc.	860,000(6) Class A common shares	4.58%
Class A Common	Denise Gurley, VP Sales – Food and Culinary Technology Group Inc.	110,000(7) Class A Common shares	0.59%
Class A Common	All Officers and Directors as a group	3,348,779 Class A Common shares	17.816%
(1)  Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of Class A Common Stock subject to options or warrants exercisable within 60 days of April 12, 2010 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 18,796,328 shares of Class A common stock outstanding as of April 12, 2010.
(2)  Ms. Danforth has been granted a total of 500,000 stock options which are fully vested and available or exercise at $0.33 per share until August 10, 2018.  Ms Danforth holds 118,410 shares directly at the date of this report.
(3)  Ms. Danforth is the beneficial owner of Argonaut Management Group Inc.
(4) Dr. Raines has been granted a total of 500,000 stock options which are fully vested and available or exercise at $0.33 per share until August 10, 2018.
(5) Dr. Raines is the beneficial owner of Food Information Services Inc., a Florida Corporation.
(6) Mr. Litwack holds 360,000 shares of Class A common stock directly, and has been granted a total of 500,000 stock options which are fully vested and available or exercise at $0.33 per share until August 10, 2018.
(7) Ms. Gurley has been granted a total of 110,000 stock options which vest ratably over a one year period from grant date and are exercisable at $0.35 per share until August 10, 2018.

Changes in Control

None.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

(i)
International Securities Group Inc. is a company incorporated in Alberta, Canada who is the biggest shareholder of the company and holding approximately 44% of Company’s outstanding shares as of April 12, 2010.  Also, Ms. Jacqueline Danforth, the Company’s CEO provides regular consulting services to International Securities Group. International Securities Group Inc. provides the Company and its subsidiaries administrative services on a monthly basis and has provided various loans. Details of transactions from fiscal 2009 are listed below.

-
In 2009, International Securities Group Inc provided administrative services to the Company and its subsidiaries for total amount approximately $58,200 and as of December 31, 2009, the accounts payable balance is $76,500.

-	In 2009, Wall Street, a subsidiary of the Company leased office space to International Securities Group Inc and generated $46,835 rent income from the transaction. All rents have been collected.

-
In 2009, the company settled various debts including demand loans, accrued interest on loans, and accounts payable with International Securities Group Inc. by issuing 8% unsecured convertible bonds in the amount of $652,872 which carries the same term as other creditors. For detailed information, please refer to the Audited Financial Statements,  Note 5 Convertible Bonds.

(ii)	Transactions with Mr. Clifford Winsor and companies controlled by him

Mr. Clifford Winsor is the step father of Ms. Jacquie Danforth, the CEO and a director of the Company. Mr. Clifford Winsor controls Ultimate Resort Destinations Inc and Ultimate Destinations Inc.

In 2009, the company settled various debts including demand loans, accrued interest on loans, and accounts payable with Mr. Clifford Winsor and Ultimate Destinations Inc. by issuing 8% unsecured convertible bonds in the amount of $ 76,000 and $143,410 respectively which carry the same term as other creditors. Furthermore, the company settled demand loans and accrued interest on loans with Ultimate Resort Destinations Inc. by issuing 6% secured convertible bonds in the amount of $317,514. For detailed information, please refer to the Audited Financial Statements,  Note 5 Convertible Bonds.

(iii)	Transactions with directors and officers

Ms. Jacqueline Danforth is CEO and director of the Company. She provides consulting services to the Company and its subsidiaries. In 2009, Ms. Danforth provided services to the Company for the invoiced amount of $101,244. Ms Danforth was paid an amount totaling $45,742 in consideration for her services in fiscal 2009 and an amount of $55,002 was accrued. As of December 31, 2009, the company has unpaid bills owing to Ms. Danforth in the amount of about $449,502 which has been accumulated since 2001 to 2009.

Ms. Denise Gurley is Sales Vice President of the Company. In April 6, 2009, the Company granted 110,000 units of stock options to Ms. Gurley as compensation. For detailed information of stock options, please refer to the Audited Financial Statements,  Note 8 - Stock Based Compensation.  Ms. Gurley receives an annual base salary of $105,000 with an additional $5,000 paid towards costs of her health insurance.

Dr. Brain Raines, the director of the Company, was appointed Secretary of the Company in September 2009. The Company owed him the amount of $13,344 for the consulting service rendered in 2003.

Review, Approval or Ratification of Transactions With Related Persons

The Company does not currently have any written policies and procedures for the review, approval or ratification of any transactions with related persons.

Promoters and Certain Control Persons

None

Parents

There are no parents of the Company

Director Independence

As of the date of this Annual Report, we have one independent director, Paul Litwack.

The Company has developed the following categorical standards for determining the materiality of relationships that the Directors may have with the Company. A Director shall not be deemed to have a material relationship with the Company that impairs the Director's independence as a result of any of the following relationships:

1.
the Director is an officer or other person holding a salaried position of an entity (other than a principal, equity partner or member of such entity) that provides professional services to the Company and the amount of all payments from the Company to such entity during the most recently completed fiscal year was less than two percent of such entity’s consolidated gross revenues;

2.	the Director is the beneficial owner of less than five (5%) per cent of the outstanding equity interests of an entity that does business with the Company;
3.
the Director is an executive officer of a civic, charitable or cultural institution that received less than the greater of one million ($1,000,000) dollars or two (2%) per cent of its consolidated gross revenues, as such term is construed by the New York Stock Exchange for purposes of Section 303A.02(b)(v) of the Corporate Governance Standards, from the Company or any of its subsidiaries for each of the last three (3) fiscal years;

4.
the Director is an officer of an entity that is indebted to the Company, or to which the Company is indebted, and the total amount of either the Company's or the business entity's indebtedness is less than three (3%) per cent of the total consolidated assets of such entity as of the end of the previous fiscal year; and

5.
the Director obtained products or services from the Company on terms generally available to customers of the Company for such products or services. The Board retains the sole right to interpret and apply the foregoing standards in determining the materiality of any relationship.

The Board shall undertake an annual review of the independence of all non-management Directors. To enable the Board to evaluate each non-management Director, in advance of the meeting at which the review occurs, each non-management Director shall provide the Board with full information regarding the Director’s business and other relationships with the Company, its affiliates and senior management.

Directors must inform the Board whenever there are any material changes in their circumstances or relationships that could affect their independence, including all business relationships between a Director and the Company, its affiliates, or members of senior management, whether or not such business relationships would be deemed not to be material under any of the categorical standards set forth above. Following the receipt of such information, the Board shall re-evaluate the Director's independence.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December 31, 2009 and 2008:

Services	2009	2008
Audit fees	$23,500	$23,500
Audit related fees	$0	$0
Tax fees	$7,400	$0
Total fees	$30,900	$23,500

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

PART IV

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes there to.

Exhibits

EXHIBIT NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990
3.2	Amended Bylaws	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994
3.3	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on November 26, 2001	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002
3.4	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on February 8, 2002	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002
4.1	Form of Debt Settlement Agreement	Filed herewith
4.2	Form of Convertible Note Agreement	Filed herewith
4.3	Form of Convertible Debenture Agreement	Filed herewith
4.4	Form of Private Placement Agreement - U.S. Residents	Filed herewith
4.5	Form of Private Placement Agreement - Non U.S. Residents	Filed herewith
4.6	Form of Class A Warrant	Filed herewith
4.7	Form of Class B Warrant	Filed herewith
10.1	2008 Stock Option and Stock Award Plan	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Definitive 14C on August 22, 2008.
31.1	Section 302 Certification- Chief Executive Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACT Corporation

Date:	April 14, 2010	By:	/s/ Jacqueline Danforth
		Name:	Jacqueline Danforth
		Title:	President, Principal Executive, Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	April 14, 2010	By:	/s/ Jacqueline Danforth
		Name:	Jacqueline Danforth
		Title:	President and Member of the Board of Directors

Date:	April 14, 2010	By:	/s/ Paul Litwack
		Name:	Paul Litwack
		Title:	Member of the Board of Directors

Date:	April 14, 2010	By:	/s/ Brian Raines
		Name:	Brian Raines
		Title:	Secretary and Member of the Board of Directors