Form 10-Q
period 2010-03-31
FACT CORP
filed 2010-05-17
CIK 707674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-17232
Commission File Number

FACT CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0888594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530 – 9th Avenue SE, Calgary, Alberta, Canada	T2G 0T7
(Address of principal executive offices)	(Zip Code)

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

18,796,328 common shares outstanding as of May 14, 2010.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FACT CORPORATION

i

PART I

ITEM 1.                      FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Page
Unaudited Consolidated Financial Statements	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations and Comprehensive Loss	F-3
Consolidated Statements of Cash Flows	F-4
Notes to Unaudited Consolidated Financial Statements	F-5 to F-9

FACT CORPORATION

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 (Stated in US Dollars)

(UNAUDITED)

FACT CORPORATION
Consolidated Balance Sheets
(Unaudited)

ASSETS	March 31, 2010	December 31, 2009
Current Assets
Cash	$19,850	$45,736
Inventory	204,333	3,193
Accounts receivable	26,472	133,915
Prepaid expense	9,537	4,081
Total Current Assets	260,192	186,925

Property and Equipment
Intellectual property	687,653	749,912
Real property (net of accumulated depreciation of $1,148 and $1,071)	285	362
Total Property and Equipment	687,938	750,274
Total Assets	$948,130	$937,199

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$606,063	$363,673
Accounts payable and accrued liabilities (related parties)	606,953	603,451
Loan payable (related parties)	31,813	6,412
Loan payable	5,534	2,517
Current portion of long-term debt and acquisition cost (Note 3)	181,609	168,938
Total current liabilities	1,431,972	1,144,991

Long – Term Liabilities
6% Series convertible debenture	303,928	302,685
8% Series convertible notes	1,258,208	1,254,100
Acquisition cost payable (Note 3)	1,282,184	1,337,089
Total Long – Term Liabilities	2,844,320	2,893,874

Total Liabilities	4,276,292	4,038,865

Stockholders' Deficiency
Class A Common Stock: authorized 100,000,000 shares of no par value; 18,796,328 and 18,706,328 issued and outstanding as at March 31, 2010 and December 31, 2009 respectively	23,270,367	23,261,326
Additional paid in capital	736,142	717,563
Accumulated other comprehensive income	102,122	107,852
Accumulated deficit	(27,436,793)	(27,188,407)
Total Stockholders' Deficiency	(3,328,162)	(3,101,666)
Total Liabilities and Stockholders' Deficiency	$948,130	$937,199

The accompanying notes are an integral part of these consolidated financial statements.

FACT CORPORATION
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended March 31,
	2010	2009
Revenues
Functional food premix	$204,500	$462,234
Rental income (net of operating expenses)	22,449	17,042
	226,949	479,276

Costs of Goods Sold – Functional food premix	172,373	389,220

Gross Profit	54,576	90,056

Costs and Expenses
Legal	(6,218)	18,735
Consulting fees	48,867	77,811
Depreciation and amortization	62,336	62,324
Other Administrative expenses	171,972	46,056
	276,957	204,926

(Loss) from operations	(222,381)	(114,870)
Other income and expenses
Realized gain (loss) on disposal of marketable securities	-	(32)
Tax (Paid) /refunded	-	-
Gain on debt forgiveness	12,276
Interest expense	(38,281)	(31,313)
	(26,005)	(31,345)

Provision for income taxes	-	-

Net (Loss)	$(248,386)	$(146,215)

Net (Loss) per Common Share, basic and diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Used in calculation	18,789,328	17,154,406

Comprehensive loss
Net loss	$(248,386)	$(146,215)
Foreign currency translation adjustment	(5,730)	3,843
Comprehensive loss	$(254,116)	$(142,372)

The accompanying notes are an integral part of these consolidated financial statements.

FACT CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
	2010	2009
Cash From Operating Activities:
Net (loss)	$(248,386)	$(146,215)
Reconciling adjustments
Depreciation, depletion and amortization	62,336	62,324
Accrued interest	31,682	31,313
Amortization of convertible bonds discount	5,350	-
Stock based compensation	5,120	-
Realized loss on securities	-	32
Changes in operating assets and liabilities
Accounts receivable	102,091	(46,981)
Inventory	(201,140)	69,856
Prepaid Expense	(5,441)	(1,982)
Payroll liabilities	1,046	-
Accounts payable and accrued expenses	212,962	(47,189)
Net Cash Flows Used In Operating Activities	(34,380)	(78,843)

Cash From Financing Activities:
Loan proceeds – related party	25,100	-
Loan proceeds	2,938	-
Proceeds from sale of common stock	22,500
Reduction to acquisition cost payable	(42,235)	(23,380)
Net Cash Flows Provided By (Used In) Financing Activities	8,303	(23,380)

Foreign currency translation adjustment	191	(121)

Net change in cash and cash equivalents	(25,886)	(102,344)
Cash at beginning of period	45,736	230,341
Cash at end of period	$19,850	$127,997

Supplemental disclosure of cash flow information:
Interest paid	-	-
Income taxes paid (refund)	-	-

Supplemental non-cash financing activity:
Total:	$-	$-

The accompanying notes are an integral part of these consolidated financial statements
.

FACT CORPORATION
Notes to the Consolidated Financial Statements for the three months ended March 31, 2010
(Unaudited – prepared by Management)

Note 1 - Basis of presentation

The accompanying unaudited condensed consolidated financial statements of FACT Corporation (the “Company”) have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009.

The interim financial statements present the balance sheet, statements of operations and cash flows of FACT Corporation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2010, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-18 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

FACT CORPORATION
Notes to the Consolidated Financial Statements for the three months ended March 31, 2010
 (Unaudited – prepared by Management)

Note 3 – Financing Agreements

8% unsecured convertible notes due 2012:

On September 11, 2009, the Company entered into debt settlements with its creditors to settle a total of $1,304,172 by way of convertible loans. Under the term of the convertible loans, the creditors have executed loan agreements for a period of three years, with interest payable annually at 8% per annum compounded monthly. The loans are unsecured and convertible for a period of one year into shares of the Company’s Class A common stock at a deemed price of $0.15 per share, for a total issuance of 8,694,481 shares, if converted.

In our evaluation of the financing agreement, we concluded that we will have to account for the debt and equity components separately upon the adoption FSP APB 14-1.The convertible bonds are recorded using fair market value of comparative straight bond with all similar features other than convertible feature. The difference between fair market value and bond principle is recorded as unamortized bond discount and will be amortized through the life of the bond which is 3 years. The effective interest rate on the liability component was 10% per annum compounded monthly which was the best estimation by our management. This rate was used to accrue interest expense as the standards required.

The discount on the 8% unsecured convertible notes is being amortized to interest expense using the effective interest method, over the life of the debt instrument. The carrying value of the financing is as follows:

	March 31, 2010	December 31, 2009
8% unsecured convertible notes, at face value	$1,304,172	$1,304,172
Less: unamortized discount	(45,964)	(50,072)
Carrying value	$1,258,208	$1,254,100

The 8% unsecured convertible notes bear interest at the rate of 8% per year compounded monthly. Interest expense recorded related to the amortization of debt discount and interest expense at the contractual rate was as follows:

	Three months ended March 31,
	2010	2009
Amortization of debt discount	$4,188	$-
Interest at contractual rate	30,798	$-

We didn’t pay any cash to reduce the interest, resulting in accrued interest of $59,609 as of March 31, 2010.

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

FACT CORPORATION
Notes to the Consolidated Financial Statements for the three months ended March 31, 2010
 (Unaudited – prepared by Management)

Note 4 – Financing Agreements (continued)

6% secured convertible debenture due 2012 (continued)

In our evaluation of the financing agreement, we concluded that we will have to account for the debt and equity components separately upon the adoption FSP APB 14-1.The convertible bonds are recorded using fair market value of comparative straight bond with all similar features other than convertible feature. The difference between fair market value and bond principle is recorded as unamortized bond discount and will be amortized through the life of the bond which is 3 years. The effective interest rate on the liability component was 8% per annum which was the best estimation by our management. This rate was used to accrue interest expense as the standards required.

The discount on the 8% secured convertible debenture is being amortized to interest expense using the effective interest method, over the life of the debt instrument. The carrying value of the financing is as follows:

	March 31, 2010	December 31, 2009
6% secured convertible debenture, at face value	$317,517	$317,517
Less: unamortized discount	(13,589)	(14,832)
Carrying value	$303,928	$302,685

The 6% secured convertible debenture bears interest at the rate of 6% per year. Interest expense recorded related the amortization of debt discount and interest expense at the contractual rate was as follows:

	Three months ended March 31
	2010	2009
Amortization of debt discount	$1,243	$-
Interest at contractual rate	5,941	$-

We didn’t pay any cash to reduce the interest, resulting in accrued interest of $10,491 as of March 31, 2010.

Note 5 – Accounts Payable and Accrued Liabilities

A summary of accounts payable and accrued liabilities as of March 31, 2010 and December 31, 2009 is as follow:

	March 31, 2010	December 31, 2009
Accounts payable – trade	$524,152	$305,634
Accounts payable – interest	70,100	38,874
Accrued expense	8,500	16,900
Payroll liabilities	3,311	2,265
	$606,063	$363,673

FACT CORPORATION
Notes to the Consolidated Financial Statements for the three months ended March 31, 2010
 (Unaudited – prepared by Management)

Note 6 – Common Stock and Stock Warrants

During the three months ended March 31, 2010, the Company issued 90,000 units of securities at $0.25 per unit for a total amount of $22,500 under a private placement agreement. Each unit consisted of one share of Class A common stock and two units to purchase warrants (one Class A warrant and one Class B warrant). Each Class A warrant can purchase one share of Class A common stock at $0.30 per share within one calendar year. Each Class B warrant can purchase one share of Class A common stock at $0.35 per share within two calendar years. An amount of $9,041 from the total purchase price of $22,500 was allocated to Class A common stock in respect of the issuance of 90,000 shares of common stock, leaving an amount of $6,159 allocated to Class A warrants and an amount of $7,300 allocated to Class B warrants, respectively.

The allocation was based on the fair market value of each type of warrant calculated using the Black-Scholes method. Information and significant assumptions embodied in our valuation are illustrated in the following table:

	Class A Warrant	Class B Warrant
Warrants to purchase common stock:
Strike price	$0.30	$0.35
Volatility	177%	177%
Term (years)	1.00	2.00
Risk-free rate	0.40%	1.03%
Dividends	-	-

Note 7 – Related Parties’ Transactions

(i)	Transactions with International Securities Group Inc.

International Securities Group Inc. (“ISG”) is a company incorporated in Alberta, Canada, and is the largest shareholder of the Company and holding approximately 34% of the Company’s outstanding shares as of March 31, 2010.  Ms. Jacqueline Danforth, CEO of the Company, provides regular consulting services to ISG. ISG provides the Company and its subsidiaries administrative services on a monthly basis at an hourly rate for time spent, and has also made several loans to the Company for operational shortfalls. Details of transactions during the three month ended March 31, 2010 are as follows:

During the three months ended March 31, 2010, ISG invoiced for administrative services to the Company and its subsidiaries an amount totaling approximately $21,874. As of March 31, 2010 the accounts payable balance due to ISG is $94,985.

During the three months ended March 31, 2010, Wall Street, a subsidiary of the Company leased office space to ISG and generated $10,091 in gross rental income from the transaction. All rents have been collected.

During the three months ended March 31, 2010, ISG provided demand loans at a rate of 8% interest per annum in the amount of $25,100 to the Company.

(ii)	Transactions with Directors and Officers

Ms. Jacqueline Danforth is the CEO and a Director of the Company. She provides consulting services to the Company. During the three months ended March 31, 2010, Ms. Danforth invoiced the Company an amount totaling $25,311. The Company made payments totaling $14,342, leaving an amount of $472,872 owing to Ms. Danforth as of March 31, 2010.

FACT CORPORATION
Notes to the Consolidated Financial Statements for the three months ended March 31, 2010
 (Unaudited – prepared by Management)

Note 7 – Related Parties’ Transactions (continued)

(ii)	Transactions with Directors and Officers (continued)

Dr. Brian Raines, a director of the Company, was appointed as Secretary of the Company in September 2009. The Company owes him an amount of $13,344 for consulting services rendered in 2003.

(iii)	Transactions with others

During the three month period ended March 31, 2010, Mr. Clifford Winsor, step father of the Company’s CEO, did not provide any further cash advances to the Company and did not receive any payments against his outstanding bills. As of March 31, 2010,  unpaid bills owing to Mr. Clifford Winsor totaled $25,752.

Note 8 – Subsequent Events

Subsequent to the quarter ended March 31, 2010, Ms. Denise Gurley, our Vice President - Sales was released as an employee and removed as an officer.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional events to disclose.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009 together with notes thereto.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" mean FACT Corporation, unless the context clearly requires otherwise.

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

The Company also has minimal operations through its wholly-owned subsidiary, Wall Street Real Estate Investments Ltd. which generates revenues through the rental and sub-lease of office space in Calgary, Alberta. These leasing operations will cease in July 2010 when the head lease for the office space expires.

The Company further has one dormant subsidiary, FACT Products, Inc., which holds the proprietary rights to an Italian crème product, not currently in production.

Material Changes in Financial Condition

During the most recently completed three month period ended March 31, 2010, the Company experienced a substantial increase to inventory, from $3,193 in December 31, 2009 to $204,333 as at March 31, 2010, with limited in-period sales to offset the inventory increase, resulting in a substantial increase to accounts payable due to our primary vendor.  Accounts payable in total increased from $363,673 in December 31, 2009 to $606,670 in March 31, 2010.  The Company successfully collected its prior period accounts receivable, which funds were used to reduce accounts payable and for general operating expenses, but in insufficient amounts to settle invoices for all inventory on hand.  The Company received loan proceeds totaling $25,100 from a related party, International Securities Group Inc., and $2,938 from an arm’s length third party to help offset operational shortfalls during the most recently completed three month period. However, the Company will be required to continue to seek external sources of funding in order to meet our ongoing capital requirements until such time as the Company can obtain revenues in sufficient amounts to meet all inventory requirements and general operating expenses.

The Company anticipates that we will require approximately $500,000 to $750,000 over the coming six (6) months in order to successfully launch its new retail product line under our Nutrition First™ brand via regional and national grocery channels, as well as to complete the clinical testing proposed for its 2011 product launch initiatives.

There were no other material changes in our financial condition.

Material Changes in Results of Operations

Quarter ended March 31, 2010 as compared to quarter ended March 31, 2009

The following table sets forth our consolidated net revenue and gross profit from the sale of functional food premix for the periods indicated:

	Three months ended March 31,
	2010	2009	Change
Net revenue from Functional food premix	$204,500	$462,234	(55.75%)
Gross Profit on Functional food premix	$32,127	$73,014	(56.00%)
Gross Profit Rate	15.71%	15.80%	(0.57%)

Net revenues and gross profit: Net revenues for the quarter ended March 31, 2010 decreased $257,734, or 55.75%, to $204,500 from $462,234 for the quarter ended March 31, 2009. The decrease was entirely attributable to a decrease in sales of bake mix products to one of our two key wholesale customers as the result of the loss of a key customer account in the quarter ended June 30, 2009 so that $286,000 in revenue from that customer reflected in the period ended March 31, 2009 had Nil sales in the current fiscal quarter.  As a result, gross profit for the quarter ended March 31, 2010 decreased $$40,887, or 56%, to $32,127 from $73,014 for the quarter ended March 31, 2010. The Company’s margin on the sale of functional bake mixes remained constant over the comparative periods.  As a result of the loss of a key commercial account by one of our two key customers in the second quarter of fiscal 2009, the Company expects that revenues will continue at the reduced rate during fiscal 2010 until such time as the Company has successfully launched and receives recurring revenue from sales of its new line of retail bake mixes under its Nutrition First™ brand and/or the Company brings on additional commercial accounts for sale of its retail bakery mixes.

Legal services:  During the three month period ended March 31, 2010 the Company received a $7,000 payment which was released from a previously established escrow account to be applied directly against legal fees incurred from prior periods as the result of a legal settlement concluded in 2009 with one of the plaintiffs and filed under a consent order with the courts in February 2010.  As a result the Company reported legal fees of ($6,218) in the three months ended March 31, 2010 as opposed to fees of $18,735 in the prior comparative three month period.  Legal fees were substantially decreased in the current quarter due to final settlement of our ongoing litigation in its entirety with all plaintiffs prior to March 31, 2010. At the conclusion of the litigation the Company also negotiated a reduction to outstanding legal fees in the amount of $12,276 which has been recorded as other income – Gain on Debt Forgiveness.

General and administrative expense: General and administrative expense related to our primary operations in the functional foods business increased from $31,353 for the quarter ended March 31, 2009 to $146,112 for the quarter ended March 31, 2010 as the Company incurred substantially increased costs related to salary, research and development for its new retail product line under our Nutrition First™ brand, marketing of our  existing and new product lines including the development of a new website,  and associated travel costs during the comparative period.

Net loss:  As a result of the foregoing, our net loss for the quarter ended March 31, 2010 increased to $248,386 as compared to $146,215 for the quarter ended March 31, 2010.

Off- Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T.                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                     LEGAL PROCEEDINGS

As at the date of this report the Company is not aware of any pending or contemplated legal proceedings.

ITEM 1A.                  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as identified below, there were no other unregistered securities sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Current Report on Form 8-K.  There were no underwriting discounts or commissions paid in connection with the sale of the identified securities.

Name & Address	Number of Shares Issued	Reason for Issuance
Allan Carter 23414 Torre Circle Boca Raton, FL 33433
90,000 Units of Class A common stock at $0.25 per Unit, including one Class A and one Class B Warrant. The Class A and Class B warrants allow for the purchase of Class A common stock at US$0.30 per share within one (1) calendar year and at $0.35 per share within two (2) calendar years, respectively.

Private Placement

The shares of common stock issued to Allan Carter were restricted stock and may only be resold pursuant to an effective registration statement or pursuant to applicable provisions of Rule 144.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended,  for the issuance of shares to Allan Carter pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                     (REMOVED AND RESERVED)

ITEM 5.                     OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Number	Description	Reference
3.1(i)	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990
3.1(ii)	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on November 26, 2001	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002
3.1(iii)	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on February 8, 2002	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002
3.2	Amended Bylaws	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994
10.1	2008 Stock Option and Stock Award Plan	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Definitive 14C on August 22, 2008
31.1	Section 302 Certification - Principal Executive Officer and Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACT CORPORATION

Date:	May 17, 2010	By:	/s/ Jacqueline Danforth
		Name:	Jacqueline R. Danforth
		Title:	President (Principal Executive, Financial and Accounting Officer)