Form 10-Q
period 2010-06-30
FACT CORP
filed 2010-08-11
CIK 707674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-17232
Commission File Number

FACT CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0888594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5614E Burbank Rd SE, Calgary, Alberta, Canada	T2H 1Z4
(Address of principal executive offices)	(Zip Code)

403-693-8004
(Registrant’s telephone number, including area code)

1530 9th Avenue SE, Calgary, Alberta T2G 0T7
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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

18,796,328 common shares outstanding as of July 26, 2010.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FACT CORPORATION

i

PART I

ITEM 1.             FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Page
Unaudited Consolidated Financial Statements	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations and Comprehensive Loss	F-3
Consolidated Statements of Cash Flows	F-4
Notes to Unaudited Consolidated Financial Statements	F-5 to F-9

FACT CORPORATION

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 (Stated in US Dollars)

(UNAUDITED)

FACT CORPORATION
Consolidated Balance Sheets
(Unaudited)

ASSETS	June 30, 2010	December 31, 2009
Current Assets
Cash	$27,282	$45,736
Inventory	100,133	3,193
Accounts receivable	17,592	133,915
Prepaid expense	1,165	4,081
Total Current Assets	146,172	186,925

Property and Equipment
Intellectual property	625,394	749,912
Real property (net of accumulated depreciation of $1,226 and $1,071)	207	362
Total Property and Equipment	625,601	750,274
Total Assets	$771,773	$937,199

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$459,579	$363,673
Accounts payable and accrued liabilities (related parties)	644,040	603,451
Loan payable (related parties)	55,762	6,412
Loan payable	158,819	2,517
Current portion of long-term debt and acquisition cost	194,279	168,938
Total current liabilities	1,512,479	1,144,991

Long – Term Liabilities
6% Series convertible debenture	305,185	302,685
8% Series convertible notes	1,262,361	1,254,100
Acquisition cost payable	1,225,279	1,337,089
Total Long – Term Liabilities	2,792,825	2,893,874

Total Liabilities	4,305,304	4,038,865

Stockholders' Deficiency
Class A Common Stock: authorized 100,000,000 shares of no par value; 18,796,328 and 18,706,328 issued and outstanding as at June 30, 2010 and December 31, 2009 respectively	23,270,367	23,261,326
Additional paid in capital	737,849	717,563
Accumulated other comprehensive income	107,439	107,852
Accumulated deficit	(27,649,186)	(27,188,407)
Total Stockholders' Deficiency	(3,533,531)	(3,101,666)
Total Liabilities and Stockholders' Deficiency	$771,773	$937,199

The accompanying notes are an integral part of these consolidated financial statements.

FACT CORPORATION
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Revenues
Functional food premix	$172,461	$189,000	$376,961	$651,234
Rental income (net of operating expenses)	20,615	21,066	43,064	38,108
	193,076	210,066	420,025	689,342

Costs of Goods Sold – Functional food premix	132,567	150,998	304,940	540,218

Gross Profit	60,509	59,068	115,085	149,124

Costs and Expenses
Legal	3,961	19,770	(2,257)	38,505
Consulting fees	43,288	55,311	92,155	133,122
Depreciation and amortization	62,337	62,328	124,673	124,652
Research and development	10,855	-	34,534	-
Marketing	10,235	-	12,034	-
Other Administrative expenses	97,872	121,034	244,366	167,090
	228,548	258,443	505,505	463,369

(Loss) from operations	(168,039)	(199,375)	(390,420)	(314,245)
Other income and expenses
Realized gain (loss) on disposal of marketable securities	-	-	-	(32)
Gain on debt forgiveness	-	-	12,276	-
Interest expense	(44,354)	(29,777)	(82,635)	(61,090)
	(44,354)	(29,777)	(70,359)	(61,122)

Provision for income taxes	-	-	-	-

Net (Loss)	$(212,393)	$(229,152)	$(460,779)	$(375,367)

Net (Loss) per Common Share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Number of Common Shares Used in calculation	18,789,328	17,154,406	18,789,328	17,154,406

Comprehensive loss
Net loss	$(212,393)	$(229,152)	$(460,779)	$(375,367)
Foreign currency translation adjustment	5,317	(14,478)	(413)	(10,635)
Comprehensive loss	$(207,076)	$(243,630)	$(461,192)	$(386,002)

The accompanying notes are an integral part of these consolidated financial statements.

FACT CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
	2010	2009
Cash From Operating Activities:
Net (loss)	$(460,779)	$(375,367)
Reconciling adjustments
Depreciation, depletion and amortization	124,673	124,652
Accrued interest	66,695	61,090
Amortization of convertible bonds discount	10,760	-
Stock based compensation	6,827	31,344
Realized loss on securities	-	32
Changes in operating assets and liabilities
Accounts receivable	109,182	64,218
Inventory	(96,940)	91,288
Prepaid Expense	2,924	1,293
Payroll liabilities	(728)	3,393
Accounts payable and accrued expenses	81,416	(19,839)
Net Cash Flows Used In Operating Activities	(155,970)	(17,896)

Cash From Financing Activities:
Loan proceeds – related party	48,147	-
Loan proceeds	153,848	-
Loan repayment	-	(95,842)
Proceeds from sale of common stock	22,500
Reduction to acquisition cost payable	(86,469)	(56,700)
Net Cash Flows Provided By (Used In) Financing Activities	138,026	(152,542)

Foreign currency translation adjustment	(510)	(40)

Net change in cash and cash equivalents	(18,454)	(170,478)
Cash at beginning of period	45,736	230,341
Cash at end of period	$27,282	$59,863

Supplemental disclosure of cash flow information:
Interest paid	-	-
Income taxes paid (refund)	-	-

Supplemental non-cash financing activity:
Total:	$-	$-

The accompanying notes are an integral part of these consolidated financial statements
.

FACT CORPORATION
Notes to the Consolidated Financial Statements for the six months ended June 30, 2010
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

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2010, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-20 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

FACT CORPORATION
Notes to the Consolidated Financial Statements for the six months ended June 30, 2010
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

In our evaluation of the financing agreement, we concluded that we will have to account for the debt and equity components separately upon the adoption of FSP APB 14-1. The convertible bonds are recorded using the fair market value of a comparative straight bond with all similar features other than the convertible feature. The difference between fair market value and bond principle is recorded as an unamortized bond discount and will be amortized throughout the life of the bond which is 3 years. The effective interest rate on the liability component was 10% per annum compounded monthly which was the best estimation by our management. This rate was used to accrue interest expense as the standards required.

The discount on the 8% unsecured convertible notes is being amortized to interest expense using the effective interest method, over the life of the debt instrument. The carrying value of the financing is as follows:

	June 30, 2010	December 31, 2009
8% unsecured convertible notes, at face value	$1,304,172	$1,304,172
Less: unamortized discount	(41,811)	(50,072)
Carrying value	$1,262,361	$1,254,100

The 8% unsecured convertible notes bear interest at the rate of 8% per year compounded monthly. Interest expense recorded related to the amortization of debt discount and interest expense at the contractual rate was as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Amortization of debt discount	$4,153	$-	$8,260	$-
Interest at contractual rate	26,987	-	53,678	-
	$31,140	$-	$61,938	$-

We did not pay any cash to reduce the interest to the holders, resulting in accrued interest of $86,596 as of June 30, 2010.

6% secured convertible debenture due 2012:

On September 11, 2009, the Company also renegotiated an outstanding debenture originally due in December 2009.  As a result of the renegotiations the Company has entered into a new debenture agreement in the amount of $317,517 with Ultimate Resort Destinations Inc. (“Ultimate”).  Ultimate currently holds a debenture over the shares of Food and Culinary Technology Group Inc. (FACT Group Inc.), the Company’s wholly-owned subsidiary operating in the customized nutrition solutions industry.  The debenture has been rewritten for a period of three years, with interest payable at 6% per annum.  The debenture will be convertible for a period of two years into the Company’s Class A common stock at a deemed price of $0.14 per share, for a total issuance of 2,267,980 shares, if converted.

FACT CORPORATION
Notes to the Consolidated Financial Statements for the six months ended June 30, 2010
 (Unaudited – prepared by Management)

Note 3 – Financing Agreements (continued)

6% secured convertible debenture due 2012 (continued)

In our evaluation of the financing agreement, we concluded that we will have to account for the debt and equity components separately upon the adoption of FSP APB 14-1. The convertible bonds are recorded using the fair market value of a comparative straight bond with all similar features other than the convertible feature. The difference between fair market value and bond principle is recorded as an unamortized bond discount and will be amortized through the life of the bond which is 3 years. The effective interest rate on the liability component was 8% per annum which was the best estimation by our management. This rate was used to accrue interest expense as the standards required.

The discount on the 8% secured convertible debenture is being amortized to interest expense using the effective interest method, over the life of the debt instrument. The carrying value of the financing is as follows:

	June 30, 2010	December 31, 2009
6% secured convertible debenture, at face value	$317,517	$317,517
Less: unamortized discount	(12,332)	(14,832)
Carrying value	$305,185	$302,685

The 6% secured convertible debenture bears interest at the rate of 6% per year. Interest expense recorded related to the amortization of debt discount and interest expense at the contractual rate was as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Amortization of debt discount	$1,257	$-	$2,500	$-
Interest at contractual rate	4,750	-	9,447	-
	$6,007	$-	$11,947	$-

We did not pay any cash to the holders to reduce the interest, resulting in accrued interest of $15,241 as of June 30, 2010.

Note 4 – Accounts Payable and Accrued Liabilities

A summary of accounts payable and accrued liabilities as of June 30, 2010 and December 31, 2009 is as follow:

	June 30, 2010	December 31, 2009
Accounts payable – trade	$356,205	$305,634
Accounts payable – interest	101,837	38,874
Accrued expense	-	16,900
Payroll liabilities	1,537	2,265
	$459,579	$363,673

Note 5 – Loan Payable

During the six month period ended June 30, 2010, the Company received proceeds totaling $153,848 on demand loans bearing interest at 8% per annum from several arm-length creditors.  The accrued interest expense for the six month period ended June 30, 2010 was $2,454. As of June 30, 2010, an amount of $158,819 is reflected on the balance sheets as loans payable, including accrued interest of $2,471.

FACT CORPORATION
Notes to the Consolidated Financial Statements for the six months ended June 30, 2010
 (Unaudited – prepared by Management)

Note 6 – Common Stock and Stock Warrants

During the six months ended June 30, 2010, the Company issued 90,000 units of securities at $0.25 per unit for a total amount of $22,500 under a private placement agreement. Each unit consisted of one share of Class A common stock and two units to purchase warrants (one Class A warrant and one Class B warrant). Each Class A warrant can purchase one share of Class A common stock at $0.30 per share within one calendar year. Each Class B warrant can purchase one share of Class A common stock at $0.35 per share within two calendar years. An amount of $9,041 from the total purchase price of $22,500 was allocated to Class A common stock in respect of the issuance of 90,000 shares of common stock, leaving an amount of $6,159 allocated to Class A warrants and an amount of $7,300 allocated to Class B warrants, respectively.

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

International Securities Group Inc. (“ISG”) is a company incorporated in Alberta, Canada, and is the largest shareholder of the Company holding approximately 34% of the Company’s outstanding shares as of June 30, 2010.  Ms. Jacqueline Danforth, CEO of the Company, provides regular consulting services to ISG. ISG provides the Company and its subsidiaries administrative services on a monthly basis at an hourly rate for time spent, and has also made several loans to the Company for operational shortfalls. Details of transactions during the six month ended June 30, 2010 are as follows:

During the six months ended June 30, 2010, ISG invoiced for administrative services to the Company and its subsidiaries an amount totaling approximately $39,568. As of June 30, 2010 the accounts payable balance due to ISG is $116,917.

During the six months ended June 30, 2010, Wall Street, a subsidiary of the Company leased office space to ISG and generated $22,050 in gross rental income from the transaction. All rents have been collected.

During the six months ended June 30, 2010, ISG provided demand loans at a rate of 8% interest per annum in the amount of $48,147 to the Company. The accrued interest expense for the six month period ended June 30, 2010 was $1,116. As of June 30, 2010, an amount of $55,762 is reflected on the balance sheets as loans payable – related parties, including accrued interest of $1,203.

(ii)	Transactions with Directors and Officers

Ms. Jacqueline Danforth is the CEO and a Director of the Company. She provides consulting services to the Company. During the six months ended June 30, 2010, Ms. Danforth invoiced the Company an amount totaling $50,622. The Company made payments totaling $21,832, leaving a total unpaid amount of $488,709 owing to Ms. Danforth as of June 30, 2010.

FACT CORPORATION
Notes to the Consolidated Financial Statements for the six months ended June 30, 2010
 (Unaudited – prepared by Management)

Note 7 – Related Parties’ Transactions (continued)

(ii)	Transactions with Directors and Officers (continued)

Dr. Brian Raines, a director of the Company, was appointed as Secretary of the Company in September 2009. The Company owes him an amount of $13,344 for consulting services rendered in 2003.

(iii)	Transactions with others

During the six month period ended June 30, 2010, Mr. Clifford Winsor, step-father of the Company’s CEO, did not provide any further cash advances to the Company and did not receive any payments against his outstanding bills. As of June 30, 2010, unpaid bills owing to Mr. Clifford Winsor totaled $25,070.

Note 8 – Other Events

On April 29, 2010 Ms. Denise Gurley, our Vice President - Sales was released as an employee and removed as an officer.

Note 9 – Subsequent Events

Subsequent to the quarter ended June 30, 2010 Wall Street negotiated a 15 day extension to its head lease for office space at its current location expiring July 31, 2010 in order to allow the Company to locate and secure new office space.

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

General Overview

FACT Corporation predominantly operates in the functional food industry through its wholly-owned subsidiary, Food and Culinary Technology Group Inc., (“FACT Group”) developing, licensing and supplying turnkey functional bake mixes to customers who manufacture, distribute, and market bakery and pasta products to consumers through a variety of conventional and alternative channels including retail, food service and specialty markets. Presently the Company’s primary revenue stream is generated by the sale of these functional bake mixes in a wholesale format.  During the fall of 2010 the Company is launching a new line of products for sale in a 1 lb format both direct to the consumer via the internet, and for sale in retail grocery locations in North America under its brand Nutrition First™.

The Company also has minimal operations through its wholly-owned subsidiary, Wall Street Real Estate Investments Ltd. which generates revenues through the rental and sub-lease of office space in Calgary, Alberta. These leasing operations ceased in July 2010 when the head lease for the office space expired.

The Company further has one dormant subsidiary, FACT Products, Inc., which holds the proprietary rights to an Italian crème product, not currently in production.  FACT Products is currently seeking alternate relevant product related business opportunities.

Material Changes in Financial Condition

During the most recently completed six month period ended June 30, 2010, the Company continued to carry increased inventory levels from $3,193 in December 31, 2009 to $100,133 as at June 30, 2010.  Inventory on hand increased significantly during the first quarter of fiscal 2010, in anticipation of a large promotional event focusing on one of our key product lines, to be undertaken by a customer in March and April 2010.  The promotional event did not occur as planned, which resulted in the Company having acquired inventory which it was required to hold at its warehouse to be depleted by regular weekly and monthly orders by the same customer.  While these regular sales during the six month period ended June 30, 2010 assisted in reducing inventory levels, they were not sufficient to entirely clear inventory on hand. This circumstance also resulted in the Company not being able to address all outstanding accounts payable due to our primary vendor. Accounts payable in total continued to reflect an increased balance as compared to year end figures, from $363,673 in December 31, 2009 to $459,579 at June 30, 2010.

The Company continued to successfully and timely collect accounts receivable in the period, which funds were used to reduce accounts payable and for general operating expenses.

The Company received loan proceeds totaling $48,147 during the six months ended June 30, 2010 from a related party, International Securities Group Inc., and $153,848 from several arm’s length third parties to help offset accounts payable and operational shortfalls incurred during the most recently completed six month period.  The Company anticipates that it will be required to continue to seek external sources of funding in order to meet our ongoing capital requirements until such time as the Company can obtain revenues in sufficient amounts to meet all inventory purchase requirements and general operating expenses.

The Company anticipates that it will require approximately $500,000 to $750,000 over the coming six (6) months in order to successfully launch its new retail product line under our Nutrition First™ brand via regional and national grocery channels, as well as to complete marketing programs, operate its internet marketing strategy and ecommerce website, undertake certain new product development, and perform clinical testing associated with its 2010 and 2011 product launch initiatives.

There were no other material changes in our financial condition.

Material Changes in Results of Operations

Six month period ended June 30, 2010 as compared to six month period ended June 30, 2009

The following table sets forth our consolidated net revenue and gross profit from the sale of functional food premix for the periods indicated:

	Six months ended June 30,
	2010	2009	Change
Net revenue from Functional food premix	$376,961	$651,234	(42.12%)
Gross Profit on Functional food premix	$72,021	$111,016	(35.13%)
Gross Profit Rate	19.11%	17.05%	12.08%

Net revenues and gross profit: Net revenues for the six months ended June 30, 2010 decreased $274,273 or 42.12%, to $376,961 from $651,234 for the same period ended June 30, 2009. The decrease was entirely attributable to a decrease in sales of bake mix products to one of our two key wholesale customers as the result of the loss of a key customer account in the six months ended June 30, 2009, and as a result $286,000 in revenue from that customer reflected in the period ended June 30, 2009 declined to $26,550in the current period.  As a result, gross profit for the period ended June 30, 2010 decreased $38,995, or 35.13%, to $72,021 from $111,016 for the six months ended June 30, 2010. While sales to this key customer account were significantly reduced, sales to our other key customer account remained constant allowing for slightly increased profit margins on a six month comparative basis of June 30, 2010 and 2009. The Company expects that revenues will continue at the reduced rate during fiscal 2010 until such time as the Company has successfully launched and receives recurring revenue from sales of its new line of retail bake mixes under its Nutrition First™ brand and/or the Company brings on additional commercial accounts for sale of its retail bakery mixes.

Legal services:  During the six month period ended June 30, 2010 the Company received a $7,000 payment which was released from a previously established escrow account to be applied directly against legal fees incurred from prior periods as the result of a legal settlement concluded in 2009 with one of the plaintiffs and filed under a consent order with the courts in February 2010.  As a result the Company reported legal fees of ($2,257) in the six months ended June 30, 2010 as opposed to fees of $38,505 in the prior comparative six month period.  Legal fees were substantially decreased in the current quarter due to final settlement of our ongoing litigation in its entirety with all plaintiffs prior to March 31, 2010. At the conclusion of the litigation the Company also negotiated a reduction to outstanding legal fees in the amount of $12,276 which has been recorded as other income – Gain on Debt Forgiveness.

General and administrative expense: General and administrative expense related to our primary operations in the functional foods business increased from $82,761 for the six months ended June 30, 2009 to $147,816 for the six months ended June 30, 2010 as the Company incurred substantially increased costs related to salary, research and development for its new retail product line under our Nutrition First™ brand, marketing of our  existing and new product lines including the development of a new e-commerce website, marketing and media plans and associated travel costs during the comparative period.  General and administrative expense related to other corporate operations increased slightly from $84,329 for the six months ended June 30, 2009 to $96,550 for the same period ended June 30, 2010,

Research and development expense: Research and development costs for its new retail product line under our Nutrition First™ brand totalled$34,534 for the six months ended June 30, 2010 without comparative figures for the same period ended June 30, 2009.

Marketing expense: Marketing expenses for our existing and new product lines including the development of a new e-commerce website and marketing and media plans for social media and conventional marketing, which totalled  $12,034 for the six months ended June 30, 2010 without comparative figures for the same period ended June 30, 2009.

Net loss:  As a result of the foregoing, our net loss for the six months ended June 30, 2010 increased to $460,779 as compared to $375,367 for the same period ended June 30, 2009.

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

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As at the date of this report the Company is not aware of any pending or contemplated legal proceedings.

ITEM 1A.     RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

FACT CORPORATION

Date:	August 10, 2010	By:	/s/ Jacqueline Danforth
		Name:	Jacqueline R. Danforth
		Title:	President (Principal Executive, Financial and Accounting Officer)