Form 10-Q
period 2010-09-30
FACT CORP
filed 2010-11-19
CIK 707674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-17232
Commission File Number

FACT CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0888594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5614E Burbank Road SE, Calgary, Alberta, Canada	T2H 1Z4
(Address of principal executive offices)	(Zip Code)

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

19,237,151 common shares outstanding as of November 19, 2010.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FACT CORPORATION

PART I

ITEM 1.                     FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Page
Unaudited Consolidated Financial Statements	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations and Comprehensive Loss	F-3
Consolidated Statements of Cash Flows	F-4
Notes to Unaudited Consolidated Financial Statements	F-5 to F-10

FACT CORPORATION

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 (Stated in US Dollars)

(UNAUDITED)

FACT CORPORATION
Consolidated Balance Sheets
(Unaudited)

ASSETS	September 30, 2010	December 31, 2009
Current Assets
Cash	$32,169	$45,736
Inventory	139,721	3,193
Accounts receivable	68,438	133,915
Prepaid expense	8,709	4,081
Total Current Assets	249,037	186,925

Property and Equipment
Intellectual property	563,134	749,912
Real property (net of accumulated depreciation of $1,303 and $1,071)	130	362
Total Property and Equipment	563,264	750,274
Total Assets	$812,301	$937,199

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$651,254	$363,673
Accounts payable and accrued liabilities (related parties)	698,780	603,451
Loan payable (related parties)	56,862	6,412
Loan payable	263,780	2,517
Current portion of long-term debt and acquisition cost	206,949	168,938
Total current liabilities	1,877,625	1,144,991

Long – Term Liabilities
6% Series convertible debenture	306,476	302,685
8% Series convertible notes	1,266,646	1,254,100
Acquisition cost payable	1,170,524	1,337,089
Total Long – Term Liabilities	2,743,646	2,893,874

Total Liabilities	4,621,271	4,038,865

Stockholders' Deficiency
Class A Common Stock: authorized 100,000,000 shares of no par value; 18,796,328 and 18,706,328 issued and outstanding as at September 30, 2010 and December 31, 2009 respectively	23,270,367	23,261,326
Additional paid in capital	789,604	717,563
Accumulated other comprehensive income	105,509	107,852
Accumulated deficit	(27,974,450)	(27,188,407)
Total Stockholders' Deficiency	(3,808,970)	(3,101,666)
Total Liabilities and Stockholders' Deficiency	$812,301	$937,199

The accompanying notes are an integral part of these consolidated financial statements.

FACT CORPORATION
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Revenues
Functional food premix	$180,566	$245,344	$557,527	$896,578
Rental income (net of operating expenses)	4,134	20,318	47,198	58,426
	184,700	265,662	604,725	955,004

Costs of Goods Sold – Functional food premix	134,659	195,366	439,599	735,584

Gross Profit	50,041	70,296	165,126	219,420

Costs and Expenses
Legal	75	2,862	(2,182)	41,367
Consulting fees	52,311	51,262	144,466	184,384
Depreciation and amortization	62,337	62,332	187,010	186,984
Research and development	10,944	-	45,478	-
Marketing	68,341	-	80,375	-
Other Administrative expenses	136,363	172,334	380,729	339,424
	330,371	288,790	835,876	752,159

(Loss) from operations	(280,330)	(218,494)	(670,750)	(532,739)
Other income and expenses
Realized gain (loss) on disposal of marketable securities	-	16	-	(16)
Loss on debt conversion	-	(22,408)	-	(22,408)
Gain on debt forgiveness	-	-	12,276	-
Interest expense	(44,934)	(31,008)	(127,569)	(92,098)
	(44,934)	(53,400)	(115,293)	(114,522)

Provision for income taxes	-	-	-	-

Net (Loss)	$(325,264)	$(271,894)	$(786,043)	$(647,261)

Net (Loss) per Common Share, basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.04)

Weighted Average Number of Common Shares Used in calculation	18,796,328	17,919,154	18,794,021	17,412,123

Comprehensive loss
Net loss	$(325,264)	$(271,894)	$(786,043)	$(647,261)
Foreign currency translation adjustment	(1,930)	(11,801)	(2,343)	(22,436)
Comprehensive loss	$(327,194)	$(283,695)	$(788,386)	$(669,697)

The accompanying notes are an integral part of these consolidated financial statements.

FACT CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
	2010	2009
Cash From Operating Activities:
Net (loss)	$(786,043)	$(647,261)
Reconciling adjustments
Depreciation, depletion and amortization	187,010	186,984
Share issued for services	-	5,200
Accrued interest	103,342	92,098
Loss on conversion of debt	-	22,408
Amortization of convertible bonds discount	16,337	-
Stock based compensation	58,582	92,827
Realized loss on securities	-	16
Changes in operating assets and liabilities
Accounts receivable	51,137	75,079
Inventory	(136,528)	86,454
Prepaid Expense	(4,618)	1,871
Payroll liabilities	(1,300)	3,393
Accounts payable and accrued expenses	299,775	34,036
Net Cash Flows Used In Operating Activities	(212,306)	(46,895)

Cash From Financing Activities:
Loan proceeds – related party	48,147	-
Loan proceeds	257,862	46,048
Loan repayment	-	(100,000)
Proceeds from sale of common stock	22,500	-
Reduction to acquisition cost payable	(128,554)	(115,354)
Net Cash Flows Provided By (Used In) Financing Activities	199,955	(169,306)

Foreign currency translation adjustment	(1,216)	(3,642)

Net change in cash and cash equivalents	(13,567)	(219,843)
Cash at beginning of period	45,736	230,341
Cash at end of period	$32,169	$10,498

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid (refund)	$-	$-

Supplemental non-cash financing activity:
Conversion of loan payable and accrued interest to 6% convertible notes	$-	$317,517
Conversion of loan payable and accrued interest to 8% convertible notes	-	1,080,449
Conversion of accounts payable to 6% convertible notes	-	223,723
Total:	$-	$1,621,689

The accompanying notes are an integral part of these consolidated financial statements
.

FACT CORPORATION
Notes to the Consolidated Financial Statements for the nine months ended September 30, 2010
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

The interim financial statements present the consolidated balance sheets, statements of operations and cash flows of FACT Corporation and its wholly owned subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2010, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-26 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

FACT CORPORATION
Notes to the Consolidated Financial Statements for the nine months ended September 30, 2010
 (Unaudited – prepared by Management)

Note 3 – Financing Agreements

8% unsecured convertible notes due 2012:

On September 11, 2009, the Company entered into debt settlements with its creditors to settle a total of $1,304,172 by way of convertible loans. Under the term of the convertible loans, the creditors have executed loan agreements for a period of three years, with interest payable annually at 8% per annum compounded monthly. The loans were unsecured and convertible for a period of one year into shares of the Company’s Class A common stock at a deemed price of $0.15 per share, for a total issuance of 8,694,481 shares, if converted.  During the period covered by this report the Company renegotiated the term of the loans and a further two year extension was granted.

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

The discount on the 8% unsecured convertible notes is being amortized to interest expense using the effective interest method, over the life of the debt instrument. The carrying value of the financing is as follows:

	September 30, 2010	December 31, 2009
8% unsecured convertible notes, at face value	$1,304,172	$1,304,172
Less: unamortized discount	(37,526)	(50,072)
Carrying value	$1,266,646	$1,254,100

The 8% unsecured convertible notes bear interest at the rate of 8% per year compounded monthly. Interest expense recorded related to the amortization of debt discount and interest expense at the contractual rate was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Amortization of debt discount	$4,285	$-	$12,546	$-
Interest at contractual rate	27,284	11,720	80,962	11,720
	$31,569	$11,720	$93,508	$11,720

We did not pay any cash to reduce the interest to the holders, resulting in accrued interest of $113,880 as of September 30, 2010.

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

FACT CORPORATION
Notes to the Consolidated Financial Statements for the nine months ended September 30, 2010
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

The discount on the 8% secured convertible debenture is being amortized to interest expense using the effective interest method, over the life of the debt instrument. The carrying value of the financing is as follows:

	September 30, 2010	December 31, 2009
6% secured convertible debenture, at face value	$317,517	$317,517
Less: unamortized discount	(11,041)	(14,832)
Carrying value	$306,476	$302,685

The 6% secured convertible debenture bears interest at the rate of 6% per year. Interest expense recorded related to the amortization of debt discount and interest expense at the contractual rate was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Amortization of debt discount	$1,291	$-	$3,791	$-
Interest at contractual rate	4,802	2,140	14,249	2,140
	$6,093	$2,140	$18,040	$2,140

We did not pay any cash to the holders to reduce the interest, resulting in accrued interest of $20,043 as of September 30, 2010.

Note 4 – Accounts Payable and Accrued Liabilities

A summary of accounts payable and accrued liabilities as of September 30, 2010 and December 31, 2009 is as follow:

	September 30, 2010	December 31, 2009
Accounts payable – trade	$508,387	$305,634
Accounts payable – interest	133,923	38,874
Accrued expense	-	16,900
Payroll liabilities	8,944	2,265
	$651,254	$363,673

Note 5 – Loan Payable
During the nine month period ended September 30, 2010, the Company received proceeds totaling $257,862 by way of demand loans bearing interest at 8% per annum from several arm-length creditors.  The accrued interest expense for the nine month period ended September 30, 2010 was $5,918. As of September 30, 2010, an amount of $263,780 is reflected on the balance sheets as loans payable, including accrued interest of $5,918.

FACT CORPORATION
Notes to the Consolidated Financial Statements for the nine months ended September 30, 2010
 (Unaudited – prepared by Management)

Note 6 – Common Stock and Stock Warrants

During the nine months ended September 30, 2010, the Company issued 90,000 units of securities at $0.25 per unit for a total amount of $22,500 under a private placement agreement. Each unit consisted of one share of Class A common stock and two units to purchase warrants (one Class A warrant and one Class B warrant). Each Class A warrant can purchase one share of Class A common stock at $0.30 per share within one calendar year. Each Class B warrant can purchase one share of Class A common stock at $0.35 per share within two calendar years. An amount of $9,041 from the total purchase price of $22,500 was allocated to Class A common stock in respect of the issuance of 90,000 shares of common stock, leaving an amount of $6,159 allocated to Class A warrants and an amount of $7,300 allocated to Class B warrants, respectively.

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

Note 7 – Stock Options

On April 29, 2010 Ms. Denise Gurley, our Vice President – Sales was released as an employee and removed as an officer. Thereafter, the total of 110,000 stock options granted to Ms. Denis Gurley automatically expired upon the earlier of (i) sixty (60) days from the date of termination unless exercised prior to the end of such sixty (60) day period or (ii) the Expiration Date.  The options were not exercised within the 60 day period, and therefore expired accordingly.

On August 25, 2010, the Board of Directors of Fact Products Inc. a subsidiary of the Company, appointed Bryan Hunsaker as President and Steve Ault as Vice President – Product Development.  As per the terms of their respective employment agreements, amongst other consideration, Mr. Hunsaker was granted a total of 250,000 stock options exercisable for shares of FACT’s Class A common stock at $0.275 per share and Mr. Ault was granted a total of 100,000 stock options exercisable for shares of FACT’s Class A common stock at $0.275 per share. The options were granted under the Company’s 2008 Stock Option and Stock Award Plan and vested immediately when granted. The fair value of the 350,000 options granted in August 2010 totals $51,755, which amount has been expensed and recorded as additional paid in capital.

The following is a table of outstanding options and changes during the nine month period ended September 30, 2010. All options expire on August 10, 2018.

	Employee Options	Non-employee Options	Weighted Average Exercise Price
Options outstanding, December 31, 2009	110,000	1,850,000	0.335
Options granted:
Employees	350,000	-	0.275
Non-employees	-	-	-
Options exercised	-	-	-
Options canceled	110,000	-	0.35
Options expired	-	-	-
Options Outstanding, September 30, 2010	350,000	1,850,000	0.359

FACT CORPORATION
Notes to the Consolidated Financial Statements for the nine months ended September 30, 2010
 (Unaudited – prepared by Management)

Note 8 – Related Parties’ Transactions

(i)	Transactions with International Securities Group Inc.

International Securities Group Inc. (“ISG”) is a company incorporated in Alberta, Canada, and is the largest shareholder of the Company holding approximately 34% of the Company’s outstanding shares as of September 30, 2010.  Ms. Jacqueline Danforth, CEO of the Company, provides regular consulting services to ISG. ISG provides the Company and its subsidiaries administrative services on a monthly basis at an hourly rate for time spent, leases office space to the Company at a rate of $2,050 per month, plus certain taxes beginning on September 1, and has also made several loans to the Company for operational shortfalls. Details of transactions during the nine month ended September 30, 2010 are as follows:

During the nine months ended September 30, 2010, ISG invoiced approximately amount of $73,417 for administrative services to the Company and its subsidiaries  and amount of $2,050 for rental. As of September 30, 2010 the accounts payable balance due to ISG is $144,620.

During the nine months ended September 30, 2010, Wall Street, a subsidiary of the Company leased office space to ISG and generated $26,614 in gross rental income from the transaction. All rents have been collected.  The lease was extended to August 15, 2010 when the Company moved to new premises.

On August 15, 2010, ISG leased new premises and is subletting a portion of those premises to the Company at a monthly rental of $2,050 plus certain taxes per month.

During the nine months ended September 30, 2010, ISG provided demand loans at a rate of 8% interest per annum in the amount of $48,147 to the Company. The accrued interest expense for the nine month period ended September 30, 2010 was $2,216. As of September 30, 2010, an amount of $56,862 is reflected on the balance sheets as loans payable – related parties, including accrued interest of $2,303.

(ii)	Transactions with Directors and Officers

Ms. Jacqueline Danforth is the CEO and a Director of the Company. She provides consulting services to the Company. During the nine months ended September 30, 2010, Ms. Danforth invoiced the Company an amount totaling $75,933. The Company made payments totaling $21,832, leaving a total unpaid amount of $515,307 owing to Ms. Danforth as of September 30, 2010.

On August 25, 2010, the Board of Directors of Fact Products Inc. a subsidiary of the Company, appointed Bryan Hunsaker as President and Steve Ault as Vice President – Product Development.  As per the terms of their respective employment agreements, amongst other consideration, Mr. Hunsaker was granted a total of 250,000 stock options exercisable for shares of FACT’s Class A common stock at $0.275 per share and Mr. Ault was granted a total of 100,000 stock options exercisable for shares of FACT’s Class A common stock at $0.275 per share.  For additional information on stock options, please refer to note 7 above.  Both Mr. Hunsaker and Mr. Ault receive an annual base salary of $80,000 with an additional $13,200 as an expense allowance for general expenses inclusive of telephone, internet and other pre-approved expense items for travel and miscellaneous activities.

Dr. Brian Raines, a director of the Company, was appointed as Secretary of the Company in September 2009. The Company owes him an amount of $13,344 for consulting services rendered in 2003.

(iii)	Transactions with others

During the nine month period ended September 30, 2010, Mr. Clifford Winsor, step-father of the Company’s CEO, did not provide any further cash advances to the Company and did not receive any payments against his outstanding bills. As of September 30, 2010, unpaid bills owing to Mr. Clifford Winsor totaled $25,509.

FACT CORPORATION
Notes to the Consolidated Financial Statements for the nine months ended September 30, 2010
 (Unaudited – prepared by Management)

Note 9 – Commitments

On August 17, 2010, the Company entered into a Spokesperson Agreement (the “Agreement”) with Hope Warshaw Associates, LLC (“Warshaw”). Under the agreement, Warshaw is a media and product representative for the Company’s products in connection with the Nutrition FirstTM product line for the consumer with diabetes, and related campaigns. The Company will pay to Warshaw an annual stipend of $18,000 consisting of quarterly payments of $3,000 paid in cash by the 15th day of the last month of each  quarter, commencing September 2010, and a cash equivalent of $1,500 quarterly to be paid in shares of the Common Stock of the Company, with the unit price of the stock being calculated based on the 10 day average closing price prior to the 15th day of the last month of each calendar quarter commencing September 2010. During the nine month period ended September 30, 2009, the Company recorded $1,500 as marketing expense.

Note 10 – Subsequent Events

Subsequent to the period covered by this report, on October 15, 2010, the Company accepted two private placements totaling $59,000 for the purchase of 236,000 units of securities at $0.25 per unit. Each unit consisted of one share of Class A common stock and two warrants (one Class A warrant and one Class B warrant). Each Class A warrant can purchase one share of Class A common stock at $0.30 per share within one calendar year. Each Class B warrant can purchase one share of Class A common stock at $0.35 per share within two calendar years.

On November 1, 2010, the Company accepted from a related party, Jacqueline Tucker, our CFO, a single private placement for $50,000 for the purchase of 200,000 units of securities at $0.25 per unit. Each unit consisted of one share of Class A common stock and two warrants (one Class A warrant and one Class B warrant). Each Class A warrant can purchase one share of Class A common stock at $0.30 per share within one calendar year. Each Class B warrant can purchase one share of Class A common stock at $0.35 per share within two calendar years.

On November 15, 2010, pursuant to the Spokesperson Agreement identified in Note 9, the Company issued 4,823 shares of its Class A common stock to the party to the Spokesperson Agreement.

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

General Overview

FACT Corporation predominantly operates in the functional food industry through its wholly-owned subsidiary, Food and Culinary Technology Group Inc., (“FACT Group”) developing, licensing and supplying turnkey functional bake mixes to customers who manufacture, distribute, and market bakery and pasta products to consumers through a variety of conventional and alternative channels including retail, food service and specialty markets. Presently the Company’s primary revenue stream is generated by the sale of these functional bake mixes in a wholesale format.  During the fall of 2010 the Company launched a new line of products for sale in a 1 lb format both direct to the consumer via the internet, and for sale in retail grocery locations in North America under its brand Nutrition First™.

The Company previously had minimal operations through its wholly-owned subsidiary, Wall Street Real Estate Investments Ltd. which generates revenues through the rental and sub-lease of office space in Calgary, Alberta. These leasing operations ceased in August 2010 when the head lease for the office space expired.

During the period covered by this report, the Company reactiviated its dormant subsidiary, FACT Products Inc., in order to undertake the development of a line of nutritional supplements to be initially marketed and sold into international markets either under our own name or packaged according to customer specifications.  Additionally, we intend to develop a line of products that are complementary to sales of our core line of mixes.

Material Changes in Financial Condition

During the most recently completed nine month period ended September 30, 2010, the Company continued to carry increased inventory levels from $3,193 in December 31, 2009 to $139,721 as at September 30, 2010.  Inventory on hand increased significantly during the first quarter of fiscal 2010, in anticipation of a large promotional event focusing on one of our key product lines, to be undertaken by a customer in March and April 2010.  The promotional event did not occur as planned, which resulted in the Company having acquired inventory which it was required to hold at its warehouse to be depleted by regular weekly and monthly orders by the same customer.  While these regular sales during the nine month period ended September 30, 2010 assisted in reducing inventory levels, they were not sufficient to entirely clear it. This circumstance also resulted in the Company not being able to address all outstanding accounts payable due to our primary vendor. Accounts payable in total continued to reflect an increased balance as compared to year end figures, from $363,673 in December 31, 2009 to $651,254 at September 30, 2010.

The Company continued to successfully and timely collect accounts receivable in the period, which funds were used to reduce accounts payable and for general operating expenses.

The Company received loan proceeds totaling $48,147 during the nine months ended September 30, 2010 from a related party, International Securities Group Inc., and $257,862 from several arm’s length third parties to help offset accounts payable and operational shortfalls.  The Company anticipates that it will be required to continue to seek external sources of funding in order to meet our ongoing capital requirements until such time as the Company can obtain revenues in sufficient amounts to meet all inventory purchase requirements and general operating expenses.

The Company anticipates that it will require approximately $7,000,000 over the coming twelve (12) months in order to continue the launch of its new retail product line under our Nutrition First™ brand via regional and national grocery channels, as well as to complete marketing programs, operate its internet marketing strategy and ecommerce website, undertake certain new product development, increase levels of inventory, make additions to the sales and management team, implement certain enhancements in the manufacturing process, and perform clinical testing associated with its 2010 and 2011 product launch initiatives.   The Company is actively seeking to raise such funds, but at present has not yet secured the financing.

There were no other material changes in our financial condition.

Material Changes in Results of Operations

Quarter ended September 30, 2010 as compared to quarter ended September 30, 2009

The following table sets forth our consolidated net revenue and gross profit from the sale of functional food premix for the periods indicated:

	Nine months ended September 30,
	2010	2009	Change
Net revenue from Functional food premix	$557,527	$896,578	(37.82%)
Gross Profit on Functional food premix	$117,928	$160,994	(26.75%)
Gross Profit Rate	21.15%	17.96%	17.76%

Net revenues and gross profit: Net revenues for the nine months ended September 30, 2010 decreased $339,051 or 37.82%, to $557,527 from $896,578 for the same period ended September 30, 2009. The decrease was entirely attributable to a decrease in sales of bake mix products to one of our two key wholesale customers as the result of the loss of a key customer account in a prior period, and as a result $453,590 in revenue from that customer reflected in the period ended September 30, 2009 declined to $26,550 in the current period.  As a result, gross profit for the period ended September 30, 2010 decreased $43,066, or 26.75%, to $117,928 from $160,994 for the nine months ended September 30, 2009. While sales to this key customer account were significantly reduced, sales to our other key customer account remained constant allowing for slightly increased profit margins on a nine month comparative basis of September 30, 2010 and 2009. The Company has successfully launched and received recurring revenue of $19,566 from sale of its new line of retail bake mixes under its Nutrition First™ brand and has closed additional commercial accounts for sale of its retail bakery mixes starting in October 2010.The Company expects that revenues will increase during the final quarter of the fiscal year ended December 31, 2010.  In addition the Company’s subsidiary, FACT Products Inc., has secured new customer accounts for its line of private label supplements and associated products from customers located in both Bulgaria and Nigeria. Products are expected to ship during late November or early December at which time revenue will be recognized.

Legal services:  During the nine month period ended September 30, 2010 the Company received a $7,000 payment which was released from a previously established escrow account to be applied directly against legal fees incurred from prior periods as the result of a legal settlement concluded in 2009 with one of the plaintiffs and filed under a consent order with the courts in February 2010.  As a result the Company reported legal fees of ($2,182) in the nine months ended September 30, 2010 as opposed to fees of $41,367 in the prior comparative nine month period.  Legal fees were substantially decreased in the current quarter due to final settlement of our ongoing litigation in its entirety with all plaintiffs prior to March 31, 2010. At the conclusion of the litigation the Company also negotiated a reduction to outstanding legal fees in the amount of $12,276 which has been recorded as other income – Gain on Debt Forgiveness.

General and administrative expense: General and administrative expense related to our primary operations in the functional foods business increased from $135,375 for the nine months ended September 30, 2009 to $188,536 for the nine months ended September 30, 2010 as the Company incurred substantially increased costs related to salary, research and development for its new retail product line under our Nutrition First™ brand, marketing of our  existing and new product lines including the development of a new e-commerce website, marketing and media plans and associated travel costs during the comparative period.  General and administrative expense related to other corporate operations decreased slightly from $204,049 for the nine months ended September 30, 2009 to $192,193 for the same period ended September 30, 2010,

Research and development expense: Research and development costs for its new retail product line under our Nutrition First™ brand totaled $45,478 for the nine months ended September 30, 2010 without comparative figures for the same period ended September 30, 2009.

Marketing expense: Marketing expenses for our existing and new product lines including the development of a new e-commerce website and marketing and media plans for social media and conventional marketing, which totaled $80,375 for the nine months ended September 30, 2010 without comparative figures for the same period ended September 30, 2009.

Net loss:  As a result of the foregoing, our net loss for the nine months ended September 30, 2010 increased to $786,043 as compared to $647,261 for the same period ended September 30, 2009.

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

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended Septemeber 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Subsequent to the period covered by this report, on October 15, 2010, the Company accepted two private placements totaling $59,000 for the purchase of 236,000 units of securities at $0.25 per unit. Each unit consisted of one share of Class A common stock and two warrants (one Class A warrant and one Class B warrant). Each Class A warrant can purchase one share of Class A common stock at $0.30 per share within one calendar year. Each Class B warrant can purchase one share of Class A common stock at $0.35 per share within two calendar years.

On November 1, 2010, the Company accepted from a related party, Jacqueline Tucker, our CFO, a single private placement for $50,000 for the purchase of 200,000 units of securities at $0.25 per unit. Each unit consisted of one share of Class A common stock and two warrants (one Class A warrant and one Class B warrant). Each Class A warrant can purchase one share of Class A common stock at $0.30 per share within one calendar year. Each Class B warrant can purchase one share of Class A common stock at $0.35 per share within two calendar years.

On November 15, 2010, pursuant to the Spokesperson Agreement identified in Note 9 of the Financial Statements included in this report, the company issued 4,823 shares of its Class A common stock to the party to the Spokesperson Agreement.

A total of 436,000 shares of common stock noted above were issued under the Regulation S exemption in compliance with the exemption from the registration requirements found in Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The offer and sale to the purchasers was made in an offshore transaction as defined by Rule 902(h). No directed selling efforts were made in the U.S. as defined in Rule 902(c).  The offer and sale to the purchasers was not made to a U.S. person or for the account or benefit of a U.S. person. The following conditions were present in the offer and sale:  a) The purchaser of the securities certified that it is not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person; b) The purchaser has agreed to resell the securities only in compliance with Regulation S pursuant to a registration under the Securities Act, or pursuant to an applicable exemption from registration; and has agreed not to engage in hedging transactions with regard to the securities unless in compliance with the Securities Act; c) The purchaser has acknowledged and agreed with the Company that the Company shall refuse registration of any transfer of the securities unless made in accordance with Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an applicable exemption from registration; and d) The purchaser has represented that it is acquiring the shares for its own account, for investment purposes only and not with a view to any resale, distribution or other disposition of the shares in violation of the United States federal securities laws. Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising.  The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

A total of 4,823 shares of common stock noted above were issued with an exemption from the registration requirements of the Securities Act of 1933, as amended,  pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                     (REMOVED AND RESERVED)

ITEM 5.                     OTHER INFORMATION

On October 15, 2010, Jacqueline Danforth resigned as Chief Financial Officer of the Company and Jacqueline Tucker was appointed Chief Financial Officer.  Ms. Tucker has been the president and sole employee of JM Tucker Inc. Chartered Accountants since 1995.  She is a member of the Alberta, Ontario and British Columbia Institute of Chartered Accountants. Ms. Tucker was elected a fellow of the British Columbia Institute of Chartered Accountants and has served on the Audit Assurance Standards Board of Canada. Ms. Tucker has thirty years of public practice experience as an auditor and advisor to public companies.  Ms. Tucker holds a Bachelor of Arts degree from the University of Western Ontario, having graduated in 1976.

ITEM 6.                     EXHIBITS

Number	Description	Reference
3.1(i)	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990
3.1(ii)	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on November 26, 2001	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002
3.1(iii)	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on February 8, 2002	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002
3.2	Amended Bylaws	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994
10.1	2008 Stock Option and Stock Award Plan	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Definitive 14C on August 22, 2008
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACT CORPORATION

Date:	November 19, 2010	By:	/s/ Jacqueline Danforth
		Name:	Jacqueline R. Danforth
		Title:	Chief Executive Officer, President (Principal Executive Officer)

Date:	November 19, 2010	By:	/s/ Jacqueline Tucker
		Name:	Jacqueline Tucker
		Title:	Chief Financial Officer (Principal Accounting Officer)