Form 10-K
period 2010-12-31
FACT CORP
filed 2011-04-15
CIK 707674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-17232
Commission File Number

FACT CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0888594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5614E Burbank Road SE, Calgary, AB Canada	T2H 1Z4
(Address of principal executive offices)	(Zip Code)

403-693-8004
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

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

As of June 30, 2010 the aggregate market value of voting common stock held by non-affiliates of the registrant is $676,404. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

19,245,162 common shares outstanding as of April 13, 2011

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.

None

FACT CORPORATION

PART I

ITEM 1.      BUSINESS

Statements in this Form 10-K Annual Report may be “forward-looking statements.”  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-K Annual Report, including the risks described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other documents which we file with the Securities and Exchange Commission (“SEC”).

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements, pricing, general industry and market conditions, growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K Annual Report.

General Development of Business

FACT Corporation was incorporated under the laws of the State of Colorado on December 3, 1982 and is referred to herein as either "FACT", "the Company", "we", "us" or "our".  Food and Culinary Technology Group Inc. (“FACT Group”) was incorporated in the State of Nevada on December 14, 2001, for the purpose of acquiring an interest in certain proprietary functional food formulations, and was acquired by the Company on November 7, 2001.

The Company predominantly operates  in the functional food industry through its wholly-owned subsidiary, FACT Group, developing, licensing and supplying turnkey functional bake mixes to customers who manufacture, distribute, and market bakery and pasta products to consumers through a variety of conventional and alternative channels including retail, food service and specialty markets.  During fiscal 2010 the Company launched its first series of products specifically for the consumer under its Nutrition First TM brand.  The initial product line includes 5 “use at home” baking mixes that incorporate high fiber with a reduction to sugar, fat and calories in order to be suitable for a wide range of individuals with specific dietary needs.  The line is currently merchandized in regional retail grocery channels, specialty chains and internet marketing websites including Amazon.com and Nutritionfirst.com.  This 5 item line is the first in a series of consumer focused product launches FACT Group is planning to undertake.

Presently, the Company’s primary revenue stream is generated by the sale of functional bake mixes in a commercial format, with a small portion of sales being generated by the retail “use at home” product offerings under the Nutrition First brand. The Company expects to further expand its product portfolio in 2011 to include ready to eat products such as cookies, muffins and brownies, which it intends to market under its Nutrition First TM brand, as well as various private label offerings in different formats.

FACT Group has a wholly-owned subsidiary, FACT Products Inc., which was incorporated in the State of Nevada on November 5, 2001, as FACT Bread Company, Inc.  FACT Products, Inc. has the rights to a line of non-dairy whipped toppings marketed as “Aunt Lydia’s Italian crèmes”, however, due to problems with the product, FACT Products discontinued operations during fiscal 2006, and the Company determined that it would spin-off this subsidiary by way of a dividend to the stockholders of the Company whereby each stockholder of the Company would receive one share of FACT Products Inc. for every five shares of the Company with a record date for the spin-off of the shares of January 10, 2007.  The Company had intended to complete the spin-off during fiscal 2008, however this did not occur.  During fiscal 2010 the Company reviewed other business opportunities for Fact Products Inc. and determined to reactive the subsidiary with a line of business focused on sales of natural supplement products to international markets.  FACT Products commenced operations in this new line of business at the end of August 2010, and at the end of fiscal 2010 had completed development and sourcing of several lines of supplement products for international customers.  The Company commenced sales in November 2010 and is looking to reach profitability as a stand-alone business unit by the close of fiscal 2011.

As of the date of this filing, the Company has two (2) wholly-owned subsidiaries, Wall Street Real Estate Ltd., (“Wall Street”), and FACT Group. Wall Street was incorporated in the Province of Alberta, Canada on July 23, 2002 for the purpose of holding commercial real estate assets.  During fiscal year 2005 Wall Street disposed of all of its assets and the Company also intends to pursue a divestiture of this subsidiary.  Presently Wall Street has no ongoing operations.  FACT Group has one wholly-owned subsidiary, FACT Products.

As the Company is a U.S. corporation, all dollar amounts used herein refer to U.S. dollars unless otherwise stated.

Plan of Operation

FACT Corporation has developed a multi-year strategic plan in order to expand and develop its current operations. Our strategy is to achieve profitability, and thereafter deliver sustainable, profitable growth through sales of retail branded bakery mixes and single serve ready-to-eat goods, as well as the continued expansion of our commercial line of  “better-for-you” bakery mixes under our Nutrition First TM brand. Subject to obtaining necessary financing to accelerate our growth, we intend to grow our top line driving revenues from approximately $1.2M in 2010 to approximately $13M in 2012 by capitalizing on a large and predominantly untapped segment of the retail and wholesale functional food channel. FACT will accomplish this by targeting the healthy snack and baked goods needs of both the health conscious consumer and the diabetic consumer. FACT will utilize channel and supply partners to react quickly to meeting and exceeding consumer wants, retailer needs and market shifts. FACT intends to be recognized by consumers and retailers as a leading provider of high fiber, diabetic and healthy functional baked goods under its Nutrition First™ brand, offered in a variety of formats. FACT proposes to achieve our goals first by understanding needs of consumers for our product type and channel partner requirements and thereafter by leveraging our competitive advantage of technical expertise to deliver the right products, at the right time, and at the right price.  FACT believes that by focusing on product efficacy and consistently high product quality we will be successful in meeting our benchmarks. As part of further efforts to increase shareholder value, FACT is also seeking strategic acquisitions to increase revenues and drive cash flows.

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
- Ahold
- Albertsons
- Super Valu

During fiscal 2010, the Company was successful in securing distribution in Hy-Vee Supermarkets, H-E-B Supermarkets and United Supermarkets for its Nutrition First TM brand of bake-at-home mixes.  We also expanded our commercial mix sales by adding food bank organizations and other new vendor partners prior to the close of the fiscal year.  During 2011 our key focus will be to expand our retail based branded bake mix product distribution in the food channel and specialty channels.  We will also seek to obtain at least one drug and one mass market based customer channel, and find distribution opportunities in the in-store bakery department with our better-for-you line of commercial bake mixes and products.   We intend to roll out line extensions during fiscal 2011 to include the ready-to-eat versions of our bakery products.

In order to maximize distribution and sales opportunities FACT uses brokers and distributors to gain points of distribution.  FACT will support these initiatives with internet marketing tactics, in-store promotional activities and other necessary demonstrations, promotions and sampling programs.  FACT concurrently markets its products directly to consumers on the internet to accelerate brand recognition and product acceptance.  We anticipate commencing a strategically focused social media marketing campaign during 2011 to help build national brand awareness.

In August 2010 the Company’s subsidiary FACT Products commenced renewed operations with a goal of bringing an additional revenue stream to the Company, and also to provide complementary product extensions for the 2011 specialized dietary bakery products under development by FACT Group for the consumer with diabetes.  FACT Products develops, distributes and markets private label and branded natural products and supplements to international markets.  FACT Products is currently pursuing its strategic focus to triple the size of its distribution network and become a self-sufficient and profitable business unit under the FACT corporate umbrella by close of fiscal year 2011.  FACT Products has negotiated strategic partnerships in China and Korea that should yield it exclusive supply rights for multiple natural products and supplements through its distribution partners into key market channels.

Further, FACT Products has added six other distribution partners since the close of fiscal 2010 in an effort to diversify product offerings and minimize market exposure in any single territory.  Within its initial 8 months of operation to the date of this report, FACT Products has developed and launched products on four continents, continues to expand offerings within current distribution and has significant projects in its pipeline that will positively contribute to performance in fiscal year 2011.

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

Recent Activities

During fiscal 2010 FACT Corporation completed the second step in our multi-year strategy by launching an all-natural line of better for you baked goods under our Nutrition First TM brand, as well as a consumer focused website at  www.nutritionfirst.com to provide an e-commerce engine to allow purchase of the products on line,  as well as to support overall branding efforts.   The Company launched our products into certain regional grocery channels during the fourth quarter of fiscal 2010 and retained brokers and distributors to assist with line expansion and product introduction.  Included in this line are five (5) individual mixes for prepare at home Brownies, Blueberry Muffins, Chocolate Chip Cookies, Pancake/Waffles and an All-Purpose Baking mix for bread and other applications. Concurrent with the launch of this product line to conventional distribution channels FACT is pursuing distribution in specialty channels, such as health food stores.

During the fourth quarter of fiscal 2010 the Company also re-activated its dormant subsidiary FACT Products Inc. and commenced operations in the natural supplements markets with a focus on international sales. The Company retained two employees with expertise in this field, and launched a website to help new customers understand our product offerings at www.factproducts.com. By the close of fiscal 2010 the Company had completed development of several private label product offerings and commenced sales of natural supplement products to certain international customers based in Africa, Asia and Europe.

Principal Products or Services and Their Markets

FACT Group has created a line of commercial and retail specialty bake mixes and ready-to-eat products for sale to various end-user channels including commercial bakeries, in-store bakeries, weight loss companies,  and regional, national and specialty distribution channels.  Our products include mixes and finished goods for bakery items including cookies, muffins, breads, cakes, pancakes, waffles, brownies and other traditional baked goods. FACT Group’s premixes and products enable customers to make claims on their end products pertaining to a variety of market positions including a reduction in refined carbohydrates, increased fiber, low or no sugar, organic and all-natural positioning, weight management benefits, and other tangible benefits. Commercial sales of premix commenced in November 2002.  Presently, FACT Group sells its Nutrition First™ premixes and products to manufacturers, distributors and food service clients, who incorporate the premix into finished products to market and sell to the end consumer under their own retail brand/label, paying FACT Group a fee for each pound of premix purchased.  FACT Group also entered into a licensing agreement with a North American bakery ingredient distributor that sells products containing FACT Group’s premixes under its own brand name.  FACT Group receives a royalty for each pound of premix sold by such distributor.  FACT Group is currently in negotiations with a number of potential new customers for the supply of functional premixes and finished goods across various other product channels including donuts, brownies, muffins, cookies, waffles and other sweet goods products.  The Company is presently developing opportunities for frozen Ready-to-Eat and other shelf stable varieties of its bakery products for distribution to school charity organizations, convenience channels, drug channels and institutional food service applications such as cafeterias, hospitality channels and medical facilities.  We expect to launch our first branded products into this marketplace during fiscal 2011.

FACT also concluded agreements at the close of fiscal 2010 to provide bakery products under private label agreements to certain customers and will pursue expansion to its line of private label product offerings during fiscal 2011 to include more varieties and product options.

FACT Group has secured arrangements with two independent blending facilities in New Jersey and New York for the preparation of premix for use in our end consumer products.  During fiscal 2009 the Company expanded its blending arrangements to include a co-packing arrangement with one of its blenders for its branded 1 lb retail line of bakery mixes under our Nutrition First™ brand.   We have also secured arrangements with contract bakery manufacturers for production of certain ready to eat products that we intend to launch prior to the close of fiscal 2011.

During fiscal 2010 FACT was also successful in securing a nationally recognized spokesperson for its line of Nutrition First bake at home mixes.   Hope Warshaw, MMSc, RD, CDE, has been a dietician and diabetes educator for more than thirty years. Today she is a nationally recognized and respected nutrition and diabetes expert. Her work today spans from corporate consulting for food and nutrition companies, such as the Company’s line of Nutrition First™ products, to writing consumer articles and authoring and revising numerous best-selling books. She also offers counseling to people with diabetes and those with weight concerns.  Ms. Warshaw’s specific comments on the Nutrition First TM line of bake mixes are:

"As a dietician and mom I encourage you to put Nutrition First's baked goods in your shopping cart. They're a healthy choice for the whole family - packed with fiber, light on sugar, yet uncompromising on taste."

Aside from her spokesperson duties, under our contract Ms. Warshaw also provides ad hoc consulting services to the Company in areas of nutrition and wellness.

As well during fiscal 2010, the Company was successful in reaching an agreement with National Starch LLC., a large US based ingredient supplier, regarding the use of the trademark for their novel ingredient, Hi-maize resistant corn starch dietary fiber, a key fiber ingredient used in our complete line of commercial and consumer focused products. Under the terms of the agreement the Company has received approval for the use of the registered trademark for Hi-maize on all our product packaging, subject to review and approval of its usage by National Starch, and confirmation that the products on which the trademarks are used, fit National Starch LLC criteria for usage. Presently we have included the Hi-maize trademark on all retail packaging for our Nutrition First TM bake at home line of 5 bake mixes.

FACT Products, Inc., was reactivated and operational for the final four months of 2010.  In that time, the company was able to commence operations, formulate and develop 10 distinct natural products and take them to market on three continents.  FACT Products also secured exclusive international distribution rights of two existing branded product lines, Sibu (www.sibubeauty.com), a comprehensive line of sea buckthorn-based products, and Radiance (www.healthandherbs.co.nz), a unique line of natural products from New Zealand.  FACT Products also commenced negotiations for strategic partnerships in China and Korea that will become core contributors to the Company’s top and bottom lines in 2011.

Forward Plan

FACT’s forward plan includes the implementation of the distribution and sales strategies discussed above in Plan of Operation and Recent Activities.  Should the Company be successful in obtaining new channels of distribution and increased sales to a diversified range of customers, the Company will look to expand its product line under our Nutrition First™ brand in 2011 with line extensions including ready to eat products and a specialty line of goods developed specifically for the needs of the diabetic consumer.

In addition, along with expanding our line of natural, private label supplement products to international customers, we will use these distribution arrangements to introduce our line of better for your bake mix products where applicable. As well, we will ultimately look to support our launch of a line of specialty bakery products for the consumer with diabetes with line extensions including a branded Nutrition First TM line of natural supplement products to support the nutritional needs of the consumer with diabetes.   The Company would hope to see this line extension on the market in fiscal 2012.

Concurrently the Company will continue to pursue distribution opportunities for its wholesale line of mixes and finished goods, as well as private label product opportunities to commercial bakeries, weight loss companies and other channels.

Our Technology

Through a share exchange agreement between the Company and the prior stockholders of FACT Group, executed in November 2001, the Company issued a total of 2,000,000 shares of its Class C common stock in consideration for all of the issued and outstanding shares of FACT Group, a company intending on operating in the functional food business.  The acquisition included certain proprietary formulas for functional dough and batter based products.  The acquisition of FACT Group required that the formulations be held in escrow contingent upon the Company providing capitalization to FACT Group in the amount of $3 million and the payment of $2 million in royalties to certain of the stockholders of FACT Group.  As a result of a settlement of a dispute with such certain stockholders (the “Plaintiffs”), the formulas to the premixes and other intellectual property were released to the Company in August 2003, the requirement for funding of $3 million was discontinued, and the Plaintiffs returned all of their Class A common shares and their Class C common shares to the Company.  Certain amounts due to the Plaintiffs for services rendered were forgiven.  The purchase price for the intellectual property was $2 million, to be paid in the form of royalties based on pounds of product sold by FACT Group.  To the close of fiscal 2010 FACT has paid a total of $615,937 in respect of these agreements. FACT Group is obligated to pay the following minimum annual royalty payments:

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

Distribution Methods of the Products and Services

The Company distributes its bakery mix products directly to customers from its contracted warehouse space on the East and West coasts.  The Company’s line of premixes is also distributed to clients through a licensing agreement under which a large North American bakery ingredient manufacturer has licensed FACT Group’s formulations to blend and sell under their own brand. Our recently launched line of 1 lb bake at home mixes under our Nutrition First TM brand is distributed direct, when possible, or using various regional and national distributors including companies like KeHE LLC, UNFI and Nature’s Best.  We also ship products direct to customers from our e-commerce website, www.nutritionfirst.com.

Natural products and supplements distributed by FACT Products Inc. are distributed directly from our US based manufacturing partners to international distributors and their designated warehouses and facilities in Africa, Asia, Latin America and Europe.  Products are sold on an ex-works basis thus avoiding the risks of rising shipping costs and other international logistics issues.

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

Additionally, various larger and smaller food companies with sales dependent on traditional bakery goods were adversely impacted by the quick introduction and rapid expansion of functional bakery products, in particular the “low carb” segment of this functional market, resulting in more commercial product failures, dramatic sales declines and overall instability in the bakery segment of the food industry.  Larger food conglomerates entered the functional arena in late fiscal year 2004 and early fiscal year 2005 marketing products to cater to the mainstream interests of the consumer including increased fiber and reduced sugar product offerings.  This foray into the industry has been particularly successful and is continuing to see good consumer response and more diverse product offerings focused on high fiber, use of functional fibers and single-serve ready to eat product offerings.  The Company believes this market has now progressed to a more stable operating environment, and that its unique collection of product offerings will have enhanced sales potential now that the market has settled and consumer demands and preferences have been assessed and successful niches of the market clearly identified.  FACT is focusing its expansion efforts on branded bakery mix products and ready-to–eat single serve products catering to the high fiber/reduced sugar segment of the marketplace.  We believe we have a unique opportunity to secure a sizeable piece of the emerging “fiber” market with our unique bakery product lines and our “First in Fiber TM” initiatives.  We anticipate further expansion of our product line into the specialty diabetic market.

While direct competitors with FACT Group are limited, the Company considers bakery ingredient suppliers offering high fiber, or low glycemic bakery premixes, as well as premixes designed to offer a reduction in refined carbohydrates which can be incorporated into end-products and marketed to manufacturers, food service and quick-serve restaurants, as direct competitors.  Now that FACT Group has also developed its own line of home-use baking mixes under its Nutrition First™ label, competition exists from other branded and private label bakery mixes targeting the weight loss, glucose management and fiber enhancement segments of the market.

The segment of the functional foods industry in which the Company is operating, breads, grains and baked goods, accounts for approximately forty percent (40%) of total sales in the Company’s segment of the food industry, allowing room for a vast competitive landscape.  With between $20 billion and $30 billion in sales a year, depending on the definition used, functional foods comprise about 5 percent of the overall US food market (PWC Functional Foods Market Report 08/2009) leaving FACT Group ample opportunity to secure a profitable segment of the market share. Presently the Company estimates there are between (10) and fifteen (15) like organizations (excluding large food conglomerates that provide products catering to the fringe of the functional market) providing the industry products which may be considered similar to those marketed by FACT Group.  Many of these companies are much larger and better financed than FACT Group.  As FACT Group looks to move into the “restricted dietary needs” segment of the market place during fiscal 2011 with line extensions, we hope to become a market innovator developing a new and currently under-serviced segment of the industry.  We will continue innovating by relying heavily on the use of functional fibers, a reduction to sugar and fat, as well as calorie controlled and portion controlled product formats.

FACT Products Inc. operates in competitive markets from a regulatory and logistics perspective.  These are the main impediments to selling natural products and supplements in international markets however, they also serve as a barrier to entry for new competitors.  The company has strategic distribution arrangements in its territories of operation, often on an exclusive basis, yielding competitive advantage in securing registrations that make operations possible.  In terms of start-up, these international markets can be considered far more competitive than the domestic US marketplace often with lengthy and convoluted registration processes, however on a sustainability basis defined by secure cash flows and minimal competition at retail, these same markets become far less competitive once product approval is secured.  Typically, international consumers have little knowledge of the USA or which are the leading natural products and supplements in the USA, thus distribution, rather than branding, is crucial to success in international markets.  This is why FACT Products’ main focus is on securing what it considers distribution “partnerships” – key relationships that will give access to specific markets for the long-term.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

FACT Group relies on the supply of several key ingredients from large food grade ingredient manufacturers, such as ADM and Sensus America, in order to supply the Company’s customers with its line of premixes and products.  While FACT Group has entered into supply agreements with certain of these suppliers, the Company does not have volume agreements in place with respect to all of its key ingredients.  Should there be a shortage of raw ingredients or sizeable fluctuation in commodity pricing, FACT Group may not be able to adequately service its existing or future customers.  FACT Group is constantly evaluating its formulations to ensure it has alternatives to these key ingredients in order to avoid any unexpected ingredient supply issues.  Additionally, during fiscal year 2011, should sales volumes warrant expansion, FACT intends to investigate possible commodity hedging opportunities to further secure its profitability during times of unstable commodity prices for certain key components of its commercial formulations.

FACT Products develops and distributes uniquely formulated products often in compliance with regulations of specific markets.  Nevertheless, there is little reliance on specific branded ingredients, thus allowing the company to switch one raw material for another of similar specification allowing the company to maintain product integrity and to continue to hold label claims.  Even in the case of its distribution of Sibu and Radiance, these partner companies have multiple reliable sources for the key components found in their products.  Only in the event where there was a worldwide shortage of a certain ingredient would FACT Products also be similarly exposed.  FACT Products ensures multiple reliable sources for raw materials leveraging the networks of its contract manufacturers and relying on its own network of commodity brokers as needed.

Dependence on One or a Few Major Customers

FACT Group’s revenues for fiscal years 2010 and 2009 and to the date of this report rely heavily on sales made to two (2) key customers: Western Bagel Baking Corporation of Van Nuys, California and Prince Donuts Inc. of Linden, NY.  Together these two (2) customers accounted for approximately eighty seven per cent (87%) (fiscal 2010) and 98% (fiscal 2009) of premix sales.  While we succeeded in 2010 in adding several new customers, the total sales only accounted for 13% of the overall revenue. As at the date of this report, FACT Group is actively working to successfully close additional client accounts that should assist in better diversifying our revenue base.  It is anticipated that until such time as FACT Group establishes a more diverse range of products in the marketplace, it will remain reliant on a small number of key customers to drive sales.  With the 2010 addition of new product formats for our better-for-you baked goods under our Nutrition First TM brand, the Company expects to see increased ability for customer and product diversification in 2011.  FACT is currently creating a new channel of customers for our products which should assist mitigating the current risks associated with our limited customer base.  FACT is also looking to increase customer traffic to its internet site using its e-commerce engine at www.nutritionfirst.com which we hope will provide yet another channel for recurring revenues.

FACT Products revenues for fiscal year 2010 were spread across four total customers in the following territories: Bulgaria, China and Nigeria.  Thus far in 2011, the company has secured distribution in Ghana, Korea, Mexico, New Zealand, Nigeria (a second distributor) Ukraine, and the United Kingdom.  FACT Products expects to have a diverse portfolio of products and distribution partners by the end of fiscal year 2011 which will reduce dependence on a few customers and minimize exposure to economic changes in certain territories.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration:

FACT Group formulations are not patented, but are trade secrets, as is common in the food industry, and will remain proprietary by way of stringent non-disclosure and confidentiality agreements executed with the blending facilities.  Customers also execute confidentiality agreements and are serviced under premix supply agreements which do not allow access to FACT Group’s premix formulations in their entirety.  FACT Group does not require any governmental approval for its existing line of products, and has undertaken the trade marking of its master brand “Nutrition First™”, as well as other key phrases including “Deliciously Nutritious™” and “First in Fiber™”.

FACT Products’ offerings are not patented but are trade secrets as is common in the natural products and supplements industry.  The company is also the owner of UPCs, and is the originator of costly and time-consuming regulatory documentation specific to the products being distributed that is not transferrable.  Furthermore, the company secures non-circumvention agreements and non-disclosure agreements with all distributors and third party manufacturers ensuring its position in the distribution chain of these products.

Need for Any Government Approval of Principal Products or Services

FACT Group uses only those raw ingredients which have already received government approval for use in food products.  All its premixes and retail ready products are manufactured with Generally Regarded As Safe (“GRAS”) ingredients which have received Food and Drug Administration (FDA) approval if, and as, required.

Natural products and supplements are regulated on a limited basis by the FDA in the United States.  FACT Products adheres to all current Good Manufacturing Practices (“GMP”), either internally, or through its third party manufacturing agents and only develops and distributes products with ingredients that are Generally Regarded As Safe (“GRAS”).  In the case of specific international market requirements, FACT Products relies on its distribution partners to review needs and legal issues and secure local registrations according to common practice within the territory.  FACT Products supports its distribution partners with necessary documentation as needed.

Effects of Existing or Probable Government Regulations on Our Business

The Company, including its subsidiaries, is not currently aware of any existing or probable government regulations that will impact our business.

Research and Development Activities and Costs

During fiscal 2010 the Company expended $31,589 on research and development activities in order to complete development of  a series of all-natural, 1 lb bakery mixes for sale direct to the consumer via retail grocery and other specialty channels under our Nutrition First™ brand. This amount is exclusive of work completed in-house by staff on hand, or in collaboration with one of FACT Group’s key distributors in order to keep expenditures to a minimum and to draw from the experience of a diverse product development team.  As part of the process the Company retained the services of a third party product development firm to complete certain stages of the commercialization process and to ensure labeling accuracy and compliance for our 1 lb retail product line.  We introduced this new line of products in the third quarter of fiscal 2010.  Amounts expended by FACT Group in pursuit of such activities are borne exclusively by FACT Group.  FACT’s operating plans for fiscal year 2011 through 2013 call for substantially increased expenditures on research and development related to customized product lines for private label/store brand, offerings targeted at nutritional alternatives for consumers with dietary restrictions and the high fiber categories, and therefore, the Company would expect to raise additional capital to fund these new product initiatives.

FACT Products is constantly involved in research and development efforts, as this is a crucial part of its general product development services it provides for its distribution partners.  The company employs a PhD Biologist, Dr. Steven Ault, who handles these efforts as an integral part of his position.  The company expends few to no resources on external research and development with the exception of subscriptions to industry periodicals and other published resources that serve as tools and substantiation to our internal efforts.  In addition, the research and development functions of Dr. Ault are being made available to FACT Group on a regular basis to assist their ongoing needs.

Costs and Effects of Compliance with Environmental Laws

We do not expect any environmental laws to give rise to additional costs to our business. We believe, although no assurance can be given, that our products comply with any environmental regulations already enacted or which may be enacted in the future.

Employees

As of December 31, 2010 the Company and its subsidiaries had three (3) direct employees.  The balance of the Company’s employees worked on contract during the most recently completed fiscal year.  Our three direct employees are a National Sales Manager – FACT Group, the President of FACT Products and Vice President - Research and Development, FACT Products.  We also have (1) full-time contract employee providing executive level operational and managerial services for FACT Corp and FACT Group, three (3) part-time contract employees providing various administrative and support services through consulting companies, and one (1) contract employee providing executive-level operational and managerial expertise to FACT Group, FACT Products and FACT Corporation.  The tasks and duties undertaken by employees include corporate management, legal counseling, administration, accounting, sales and marketing, and product development.  The Company contracts with certain other consultants to provide product development services, sales support, marketing and advertising support, investor relations activities and website management and marketing, as required from time to time.

Investments in Marketable and Non-Marketable Securities

The Company continues to hold 8,042 marketable shares of the common stock of Capital Reserve Canada Ltd. formerly a wholly owned subsidiary of the Company.  The Company completed a spin-off of Capital Reserve Canada Limited during the fiscal year ended December 31, 2004.  At the close of fiscal 2010 and 2009, the book value of the shares was $Nil.

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

ITEM 3.       LEGAL PROCEEDINGS

On May 26, 2006, FACT Group filed a complaint in the Superior Court of the State of New Jersey, Chancery Division, Monmouth County (the “Complaint”) against Ore Enterprises LLC, d.b.a. Smartblendz, Avigdor Orr and Michael Baum.  In the Complaint, FACT Group alleged, among other things, that Baum, a former consultant to FACT Group, and Orr misappropriated certain of FACT Group’s proprietary trade secrets in order to recreate FACT Group’s premixes and other baked-goods products to be sold in direct competition with FACT Group.  The Complaint further alleged intentional interference with existing and prospective economic advantage, breach of contract, breach of duty of loyalty and breach of the covenant of good faith and fair dealing.  FACT Group is seeking (1) to enjoin and restrain Baum, Orr and Smartblendz from using or disclosing the trade secrets of FACT; (2) to impose a constructive trust in regard to all profits obtained by the use of the trade secrets; (3) for other compensatory, consequential and punitive damages; (4) for reasonable attorneys fees and costs of the suit; and, (5) other further relief as the court may deem proper.  On or about December 10, 2006, defendants Ore Enterprises, Orr and Smartblendz (“Defendants”) filed an Answer and Counterclaim denying FACT Group’s allegations.  In the counterclaim, Defendants allege claims of intentional interference with contractual relationships, intentional interference with existing and prospective economic advantage and defamation/slander and libel.  FACT Group has filed an answer to the counterclaim, in which it denied all allegations contained therein.  Defendant Michael Baum declined to file an answer to FACT Group’s Complaint; rather, he filed a motion to compel arbitration of FACT Group’s claims against him pursuant to a former consulting agreement he had with FACT Group.  Mr. Baum’s motion was denied subsequent to the year ended December 31, 2006, and he has been required to prepare and submit an answer.  Prior to December 31, 2006, the Defendants agreed to a permanent injunction, the form and content of which has been drafted by the Company and submitted to opposing counsel for review.  The Company commenced discovery of Baum and Orr in an effort to provide additional detail for the proposed injunction.  Defendant Orr commenced Chapter 13 proceedings in the State of New Jersey.  During fiscal 2007 the Company completed depositions of various individuals with information relevant to the above noted proceeding.  During November 2008 the Company and Michael Baum reached a settlement in state court (the “Consent Order”).

The terms of the consent order entered into the record include a small cash payment from Baum to the Company; a promissory note from Baum in the amount of $75,000 which amount shall be forgiven over a 10 year period provided Baum complies with the terms of the consent order; and an agreement that Baum shall not in any capacity engage in the functional food business.

An extension on discovery in the legal proceedings against Orr was granted in March 2009, extending the original March 13, 2009 deadline for a period of 60 days.  During the second quarter of fiscal 2009, settlement negotiations were initiated by legal counsel for Orr.   The Company retained outside counsel to facilitate negotiations, and on October 2, 2009 the Company entered into a Settlement Agreement (the “Agreement”) with Defendant Orr whereby the Company will acquire all underlying intellectual property, the Defendant’s covenant not to compete and certain cash consideration in exchange for mutual releases in respect of the litigation.  The Settlement was submitted to the courts prior to the close of fiscal 2009 to conclude all legal proceedings against Ore Enterprises, Orr and Smartblendz.

The Consent Order with Baum was submitted to the courts in February 2010 to conclude the legal proceedings against Baum and the cash payment provided for thereunder was released to the Company.

As at the date of this report the Company is not aware of any pending or contemplated legal proceedings.

ITEM 4.      [REMOVED AND RESERVED]

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information, Holders and Dividends

The Company's common stock is presently quoted on the OTC MarketsQB under the symbol "FCTOA".

Following is a report of high and low closing bid prices for each quarterly period for the fiscal years ended December 31, 2010 and December 31, 2009.

Year 2010	High	Low
4th Quarter ended 12/31/10	0.38	0.25
3rd Quarter ended 9/30/10	0.37	0.14
2nd Quarter ended 6/30/10	0.39	0.19
1st Quarter ended 3/31/10	0.41	0.27

Year 2009	High	Low
4th Quarter ended 12/31/09	0.60	0.30
3rd Quarter ended 9/30/09	0.30	0.08
2nd Quarter ended 6/30/09	0.17	0.085
1st Quarter ended 3/31/09	0.18	0.16

The information as provided above for the fiscal years ended 2010 and 2009 was provided by OTCMarkets.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and have not been adjusted for stock dividends or splits.

As of April 12, 2011, there were 683 record holders of the Company’s Class A common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	1,850,000	N/A	150,000
Equity Compensation Plans not approved by security holders	475,000	-0-	-0-
Total	2,325,000	N/A	150,000

The Company is authorized to issue up to 2,000,000 shares under its 2008 Stock Option and Award plan (the “Plan”). As at December 31, 2010, 1,850,000 options to purchase shares have been granted out of a total 2,000,000 available shares under the Plan.  Of this amount 1,850,000 options vested immediately. During fiscal 2010 the Company granted a further 475,000 options, vesting upon issuance, to certain key employees of the Company’s subsidiaries.  These options were not granted under a stock option and award plan and have not received approval from security holders. All options expire on August 10, 2018, unless earlier cancelled.

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

Name & Address	Number of Shares Issued	Reason for Issuance
Hope Warshaw Associates, LLC 8604 Waterford Road Alexandria, VA 22308	1,761 shares of common stock	Consulting Agreement

The shares of common stock issued to Hope Warshaw Associates, LLC were restricted stock and may only be resold pursuant to an effective registration statement or pursuant to applicable provisions of Rule 144.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended,  for the issuance of shares to Hope Warshaw Associates LLC pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

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

Liquidity and Capital Resources

As of December 31, 2010, we have a total of $604,309 ($186,925 – 2009) in current assets, of which $323,198 ($45,736 – 2009) is in the form of cash, and $200,371 ($133,915 – 2009) is in the form of Accounts Receivable.   Our Current Liabilities total $2,104,995 ($1,144,991 – 2009), resulting in a working capital deficit of $1,500,686 ($958,066).

The Company’s negative working capital increased due to the addition of loans from both related and arm’s length third parties, an increase to the current portion of long term debt payable and an increase to accounts payable as senior officers and certain consultants continued to accrue salaries without payment.  During 2010 the Company's primary sources of working capital have come from revenues generated from our functional foods business, new revenues from sales in our natural supplement products division, monthly rental income (up until August 2010) and the net proceeds from:

•	$634,988 in loan proceeds from an arms’ length third parties, of which amount $249,250 is an operating line of credit for use in financing accounts receivable;
•	$61,147 in loan proceeds from a related party;
•	$131,500 in proceeds from the sale of common stock through private placement.

This working capital deficit places the Company in a position of having insufficient resources to meet our short term and projected commitments, as well as insufficient to further our business plan in the absence of additional funding.  Currently the Company and its subsidiaries operate in loss positions with insufficient revenues to offset the operational expenses.   The Company will be required to generate additional revenues through sales, raise funds through loans or equity offerings.  At this time the Company has no commitments for the additional funds required and it is not known whether the Company will have sufficient capital to continue operations.  While management believes that it will be able to generate additional revenues during 2011 to marginally meet its operational funding requirements and continue with its business operations there can be no assurance that the Company will generate such revenue and if generated whether it will be sufficient to continue operations without a restructure.  Further, the Company has maintained its operations historically through loans and the sale of equity.  Certain of the loans are currently in arrears with no payments of either principal or interest having been made.  While the creditors have represented their willingness to extend such loans, there can be no assurance they will continue to do so.   Loans going into default without sufficient revenues to negotiate payments could result in the loss of the Company’s assets and the cease of operations.  There is also no assurance that if required, the Company will be able to raise funds through equity funding or by further loans.

The Company anticipates it will require between $1,500,000 and $4,000,000 over the next twelve months to successfully implement our 2011 through 2013 strategic plan, which includes significant product development and commercialization efforts, marketing studies and category analysis, marketing plans and sales efforts, a national consumer awareness and public relations campaign, concepts for development, manufacturing and distribution of a line of our own food products for specific restricted dietary needs, expanded management resources and support staff, and other day to day operational activities.  The Company may require additional funds beyond the $1.5M to $4.0M above, over the next three years; to assist in realizing its goals should it not achieve anticipated bench marks over the 2011, 2012 and 2013 fiscal years.  The amount and timing of additional funds required cannot be definitively stated as at the date of this report and will be dependent on a variety of factors.  As of the filing of this report, the Company has been successful in raising funds required to meet our existing revenue shortfall for the funding of our current operations.  Funds have been raised through private loans, equity financing and conventional bank debt, as well as through the sale of certain active and passive investments.  The Company anticipates revenues generated from its functional food business and its nutraceutical business will greatly reduce the requirement for additional funding; however, we cannot be certain the Company will be successful in achieving revenues from those operations.  Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Additionally the Company is aggressively pursuing acquisition opportunities which may result in additional financing requirements in order to successfully conclude a transaction.  At the date of this report, the Company cannot definitively state the amount of capital which may be required or the type of transaction which may be undertaken.  Of primary importance to the Company in any acquisition it may pursue are the following (1) presence of positive cash flow; (2) strategic or synergistic acquisition opportunities - a sharing of resources to obtain operating efficiencies (3) new and innovative opportunities to enhance the existing FACT Group and FACT Products product lines. As part of our goal to bring strategic opportunities and enhance cash flows the Company commenced renewed operations in FACT Products Inc. during fiscal 2010 with a goal of supplementing the Company’s top line revenue stream with approximately $1 to $1.5 million dollars in revenue by the close of fiscal 2011.

As part of our anticipated funding requirements, pursuant to a settlement agreement entered into between FACT LLC and Steven Schechter, Jennifer Flynn and Steven Capodicasa, FACT Group has an obligation to pay a total of $2,000,000 in royalty payments over 10 years ending in 2013. Refer to Our Technology above and Note 3 - Acquisition of Food and Culinary Technology Group Inc. (“FACT”), Intellectual Property, and Issuance of Class C Common Stock of the Audited Financial statements provided herein starting at Page F-1.

Results of Operations

Sales from the premixes and other complementary products in 2010 accounted for ninety-three (93%) of the Company’s total revenues. The remaining revenue contribution was generated from new business operations in FACT Products Inc. and the sale of natural supplement products, accounting for 3.2% of gross revenues, and revenues generated from the sublease of certain office space, accounting for the remaining 3.8% of gross revenue.  The Company’s total gross revenues declined slightly in fiscal 2010 by approximately 4.8% or $60,928 as compared to 2009, with net revenues reflecting a decline of only 1% year over year.  The decline to gross revenues is the result of (1) decreased revenues from leasing activities of $30,943 as our sublease operations ceased during the third quarter of 2010; and (2) slightly decreased revenues from functional food premix sales, a decline of 5.7% or $68,175 in gross sales year over year, though net margins (premix) reflect a slight increase from 18.6% (2009) to 21.8% (2010). The decrease to gross revenues from functional food sales and leasing operations was slightly offset by new sales generated in FACT Products Inc. of $38,190 from the sale of natural supplement products with no comparative figures from fiscal 2009.

Costs of goods sold on wholesale bake mixes decreased slightly from $967,218 or 81.3% (2009) to $876,760 or 78.2% (2010). Costs of goods sold on natural supplement products sold by FACT Products Inc were $32,733 or approximately 86%. The Company continued to report losses at the close of fiscal 2010.  The Company is looking to see its first profitable year of operations by the close of fiscal 2011, with the successful development and launch during fiscal 2010 of bake mix products for new channels of distribution, including the opportunity to sell direct to the consumer and establish a branded market presence with FACT Group Nutrition First™ products.

The Company is still unable to cover its operational expenses from net revenues. Current year losses are predominantly the result of amortization expenses relating to its intellectual property, interest expenses relating to credit facilities and loans, increased consulting and general operating costs year over year, as well as development and marketing expenses associated with its new product initiatives, with no increase in revenues to mitigate the increased expenses.

The Company no longer considers its investment in FACT an investment in a developing business.  FACT has a proven track record of year over year revenue since the close of fiscal year 2002, and expects to see increasing revenue growth.  FACT’s ability to continue to execute its business plan and achieve profitable operations will be impacted by numerous factors including the following:  maintenance of existing customers and acquisition of new customers through supply and licensing agreements; acceptance of products produced by our customers from our FACT Group premixes and formulations by the retail consumer; acceptance of the Company’s branded products by the retail consumer; access to sufficient amounts of key ingredients for uninterrupted supply of the Company’s premixes to customers; protection of the Company’s proprietary formulations and continuing development of new commercial formulations; the onset of competitive products in the retail marketplace and ongoing financing to meet operational overhead until such time as FACT through the business of its operating subsidiaries can consistently achieve sufficient sales to meet ongoing expenses and growth initiatives.  The Company has invested approximately $73,000 in the operations of FACT Products up to the close of the fiscal year ended 2010 and has recorded losses of approximately $73,000 related to this investment derived mainly from salaries paid to employees which account for 93% of the expenditures to December 31, 2010.  Initial sales in FACT Products commenced in November 2010, and the Company expects operations in FACT Products to generate net profits prior to the close of fiscal 2011.

For the years ended December 31, 2010, and 2009 the Company incurred operating losses of $888,833 and $697,608 respectively.  Fiscal 2010 operations reflect no significant change to combined gross revenues year over year.  Revenues generated from the sales of functional food premix reflected a slight decline of 5.7% year over year. Revenues generated by leasing operations reflect a decrease from $78,382 (2009) to $47,439 (2010) as a result of the cessation of leasing operations during August 2010 when the Company’s subleases expired, bringing a close to revenues generated from leasing operations. The Company also recorded revenues from new operations in subsidiary FACT Products totaling $38,190 during fiscal 2010 with no comparative results during the prior fiscal year.  Associated costs of goods sold relating to functional premix sales decreased $967,218 (2009) to $876,760 (2010).  This decrease was predominantly the result of modest sales from the Company’s Nutrition First line of retail bake mixes which generate at higher net margin than the Company’s wholesale bakery mix sales.  The Company’s gross margin on the sale of functional bake mixes and products reflects a slight increase from 18.6% to 21.8% year over year.  FACT Products generated sales of $38,190 with costs of goods sold totaling $32,733 and no comparative operations during fiscal 2009. Legal fees decreased from $40,090 (2009) to ($2,182) (2010) as the Company settled certain outstanding legal matters, and upon settlement was able to negotiate a reduction to accrued legal fees which resulted in the gain reflected on the income statement during fiscal 2010.  Consulting fees decreased from $240,649 (2009) to $202,168 as the Company negotiated flat fees for certain consulting services provided at a more favorable rate.  Administrative expenses increased from $392,681 (2009) to $493,985 as the Company incurred increased costs related to research and development on new product lines, sample costs both for raw materials and transport fees and substantially increased travel costs during the current year.  Depreciation and amortization expenses remained constant during the comparative fiscal years at $249,451(20010) and $249,319 (2009) as the Company recorded recurring expenses related to the amortization of its intellectual property and fixed assets in the normal course of business. During fiscal 2010 the Company recorded marketing expenses related to development of its website and branding efforts of $151,812 with no similar charges in the prior fiscal year.

During fiscal 2010 the Company recorded an expense of $90,669 related to stock based compensation with respect to the issuance of a total of 475,000 stock options to employees of the Company’s subsidiaries compared with an expense of $75,142 from the issuance of 460,000 stock options during fiscal 2009.

Interest expenses increased over the comparative fiscal years totaling $180,086 (2010) and $146,065 (2009) as the Company received additional loans during the current fiscal year.  No tax was paid in either fiscal year.

Net losses for the two completed fiscal years were $1,060,503 (2010) and $843,761 (2009) respectively.  Net losses reflect increased activity in the marketing and sales of our new product lines which was not offset by additional revenues.

Tabular Disclosure of Contractual Obligations

Contractual Obligations	Payments Due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	3,206,728	219,620	2,987,108	-0-	-0-
Capital Lease Obligations	-0-	-0-	-0-	-0-	-0-
Operating Lease Obligations	-0-	-0-	-0-	-0-	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-0-	-0-	-0-	-0-	-0-
Total	3,206,728	219,620	2,987,108	-0-	-0-

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

FACT CORPORATION

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(Stated in US Dollars)

INDEX TO FINANCIAL STATEMENTS

FACT CORPORATION

AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Page

Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations and Comprehensive Loss	F-5

Consolidated Statements of Changes in Stockholders’ Deficiency	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 to F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
Fact Corporation

We have audited the accompanying   consolidated balance sheets of Fact Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficiency, and cash flows for the years ended December 31, 2010 and 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fact Corporation as of December 31, 2010 and 2009, and the results of its operations and comprehensive loss, and its cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
April 15, 2011

FACT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Stated in US dollars)

ASSETS	December 31, 2010	December 31, 2009
Current Assets
Cash	$323,198	$45,736
Accounts receivable (Note 4)	200,371	133,915
Inventory	79,045	3,193
Prepaid expense	1,695	4,081
Total Current Assets	604,309	186,925

Property and Equipment
Intellectual property (Note 3)	500,875	749,912
Real property (net of accumulated depreciation of $1,600 and $1,071)	-	362
Total Property and Equipment	500,875	750,274
Total Assets	$1,105,184	$937,199

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities (Note 6)	$576,563	$363,690
Accounts payable and accrued liabilities (related parties)	853,715	603,451
Loan payable (related parties)	67,559	6,412
Loan payable (Note 8)	387,538	2,500
Current portion of long-term debt and acquisition cost (Note 3)	219,620	168,938
Total current liabilities	2,104,995	1,144,991

Long – Term Liabilities
Credit line (net of debt discount) (Note 7)	140,617	-
6% Series convertible debenture (Note 5)	307,848	302,685
8% Series convertible notes (Note 5)	1,271,265	1,254,100
Acquisition cost payable (Note 3)	1,115,469	1,337,089
Total Long – Term Liabilities	2,835,199	2,893,874

Total Liabilities	4,940,194	4,038,865

Stockholders' Deficiency
Class A Common Stock: authorized 100,000,000 shares of no par value; 19,238,912 and 18,706,328 shares issued and outstanding as at December 31, 2010 and December 31, 2009 respectively	23,317,356	23,261,326
Additional paid in capital	999,789	717,563
Accumulated other comprehensive income	96,755	107,852
Accumulated deficit	(28,248,910)	(27,188,407)
Total Stockholders' Deficiency	(3,835,010)	(3,101,666)
Total Liabilities and Stockholders' Deficiency	$1,105,184	$937,199

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FACT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in US dollars)

	December 31, 2010	December 31, 2009
Revenues
Functional food premix	$1,120,934	$1,189,109
Natural supplement products	38,190	-
Rental income	47,439	78,382
	1,206,563	1,267,491

Costs of goods sold
Functional food premix	876,760	967,218
Natural supplement products	32,733	0
	909,493	967,218

Gross profit	297,070	300,273

Expenses
Legal	(2,182)	40,090
Consulting fees	292,837	315,791
Depreciation and amortization	249,451	249,319
Marketing	151,812	-
Other administrative expenses	493,985	392,681
	1,185,903	997,881

(Loss) from operations	(888,833)	(697,608)
Other income and expenses
Gain on debt forgiveness	8,416
Interest expense	(180,086)	(146,065)
Unrealized loss for marketable securities	-	(88)
	(171,670)	(146,153)

Provision for income taxes	-	-
Net (Loss)	$(1,060,503)	$(843,761)

Basic and diluted loss per share	$(0.056)	$(0.048)

Basic and diluted weighted average number of shares	18,877,950	17,528,065

Comprehensive loss
Net loss	(1,060,503)	(843,761)
Foreign currency translation adjustment	(11,097)	(28,501)
Total comprehensive loss	$(1,071,600)	$(872,262)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FACT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
(Stated in US dollars)

	Class A Common Stock		Additional paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficiency
Balance at December 31, 2008	17,154,406	$23,103,924	$428,770	$(26,344,646)	$136,353	$(2,675,599)
Stock based compensation			75,142			75,142
6% and 8% Convertible notes with warrants			71,503			71,503
Shares issued to settle debt	746,922	74,692	22,408			97,100
Shares issued for consulting services	40,000	6,000	5,200			11,200
Unit private placement	765,000	76,710	114,540			191,250
Net loss for the year				(843,761)		(843,761)
Foreign currency translation adjustment					(28,501)	(28,501)
Balance at December 31, 2009	18,706,328	23,261,326	717,563	(27,188,407)	107,852	(3,101,666)
Stock-based compensation			90,669			90,669
Shares issued for consulting services	6,584	2,000				2,000
Unit private placement (Note 9)	526,000	54,030	77,470			131,500
Loan with warrants			114,087			114,087
Net loss for the year				(1,060,503)		(1,060,503)
Foreign currency translation adjustment					(11,097)	(11,097)
Balance at December 31, 2010	19,238,912	$23,317,356	$999,789	$(28,248,910)	$96,755	$(3,835,010)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FACT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US dollars)

	December 31, 2010	December 31, 2009
Cash flows from operating activities:
Net loss	$(1,060,503)	$(843,761)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	249,451	249,319
Amortization of discount on convertible notes	22,328	6,599
Amortization of discount on credit line	4,754	-
Accrued interest	143,815	117,055
Shares issued for consulting services	2,000	11,200
Unrealized loss on securities	-	88
Stock-based compensation	90,669	75,142
Changes in assets and liabilities:
Accounts receivable	(73,021)	(25,643)
Inventory	(75,851)	127,976
Prepaid expense	2,399	(505)
Accounts payable and accrued liabilities	316,440	68,826
Net cash provided by (used in) operating activities	(377,519)	(213,704)

Cash flows from financing activities:
Loan proceeds – related parties	61,147	6,412
Credit line	249,950	-
Loan proceeds	385,038	48,658
Loan repayment	-	(100,000)
Proceeds from unit private placements	131,500	191,250
Reduction to acquisition cost payable	(170,938)	(116,603)
Net cash provided by financing activities	656,697	29,717

Effect of foreign exchange on transactions	(1,716)	(618)

Net increase (decrease) in cash	277,462	(184,605)
Cash at beginning of year	45,736	230,341
Cash and cash equivalents at end of year	$323,198	$45,736

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid (refund)	$-	$-

Supplemental schedule of non-cash financing:
Common stock issued for debt settlement	$-	$97,100
Conversion of loan payable and accrued interest to 6% convertible debenture	-	317,517
Conversion of loan payable and accrued interest to 8% convertible notes	-	1,080,449
Conversion of accounts payable to 8% convertible notes	-	223,723
Total:	$-	$1,718,789

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FACT CORPORATION
Notes to Consolidated Financial Statements
Fiscal Years Ended December 31, 2010 and 2009
(Stated in US dollars)

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

On November 7, 2001, the Company entered into a Share Exchange Agreement with the shareholders of Food and Culinary Technology Group Inc. (“FACT Group”), a Nevada corporation, whereby all of the issued and outstanding shares of FACT Group were exchanged for 2,000,000 shares of the Company’s Class C common stock (Note 2) and FACT Group became a wholly-owned subsidiary.

On February 8, 2002, the Company changed its name to FACT Corporation.

On July 23, 2002, the Company formed a wholly-owned subsidiary, Wall Street Real Estate Limited (“WSRE”), an Alberta corporation. WSRE purchased from the Company, certain commercial real estate located at 1528-1530 9th Avenue S.E., Calgary, Alberta, Canada.  This commercial property was divested during fiscal 2005.  During the fiscal year ended December 31 2010, WSRE ceased commercial leasing operations.  The Company is currently investigating divestiture opportunities for this non-operating subsidiary.

As of December 31, 2010, the Company has two wholly-owned subsidiaries, FACT Group and WSRE.  FACT Products Inc., a Nevada corporation, a company that currently has operations in the international supplement markets, was incorporated in November 2001 and is a wholly-owned subsidiary of FACT Group.
Operations

Functional Food Business

The Company entered the functional food industry in November 2001 with the acquisition of FACT Group.  During the year ended December 31, 2002, the Company commenced sales of products manufactured from its proprietary functional food formulations. During 2010 the Company expanded its product portfolio to include a line of retail bake mixes under its Nutrition First brand. Additionally in August 2010, the Company reactivated its dormant subsidiary FACT Products Inc. to market and sell a line of natural supplement products to the international marketplace under both branded and private label formats. All but 7% of revenues for the current fiscal year were derived from these ongoing operations in the food and natural product supplements industry. The Company is expanding its operations in fiscal 2011 to include branded ready to eat bakery snack formats under its Nutrition First TM brand.

FACT CORPORATION
Notes to Consolidated Financial Statements
Fiscal Years Ended December 31, 2010 and 2009
(Stated in US dollars)

Note 1- Summary of Significant Accounting Policies – (continued)

Operations -Functional Food Business (continued)

The Company continues to pursue further commercial and retail supply and licensing contracts for its existing and newly developed lines of functional food formulations, bakery premixes and natural supplement products.  The core focus of all the Company’s products is “better for you” with a focus on First in Fiber TM  across the bakery segment and natural supplement products across the natural products channel.

Use of Estimates in the preparation of the financial statements

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Consolidation

The consolidated financial statements for 2010 and 2009 include the Company and its wholly-owned subsidiaries FACT Group and WSRE and FACT Products Inc. the wholly-owned subsidiary of FACT Group.  All significant inter-company accounts and transactions have been eliminated.

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

Currency

The functional currency of the Company, FACT Group and FACT Products Inc. is the United States Dollar. The functional currency of the Company's Canadian subsidiary, WSRE, is the Canadian dollar. The Company translates amounts into United States dollars using the current rate method.  Under this method, assets and liabilities are translated to United States dollars at current exchange rates and income statement accounts are translated at the average rates prevailing during the period. Related translation adjustments are reported as other comprehensive income, a component of stockholders’ equity.

 (Loss) Per Share

(Loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the year.  Fully diluted earnings per share are not presented because they are anti-dilutive.

FACT CORPORATION
Notes to Consolidated Financial Statements
Fiscal Years Ended December 31, 2010 and 2009
(Stated in US dollars)

Note 1- Summary of Significant Accounting Policies – (continued)

Inventory

The Company’s inventory consists of functional premix food products and natural supplement products and is valued at the lesser of cost or net realizable value using the average cost method.  The Company uses the just in time method for most of its sales volume and carries limited inventory of finished goods.  Packaging materials used in the manufacture of finished goods are held in inventory in amounts sufficient to fill anticipated order volume in an efficient manner.

Fair Value of Financial Instruments

The Company's financial instruments, including cash, accounts receivable, accounts payable, loan payable and current portion of acquisition cost are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The fair market value of long-term debts was determined on the fair market value of comparable market instruments.

Valuation of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principles generally accepted in the United States of America.  At December 31, 2010, the Company believes no impairment exists.

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

Revenue recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements."  Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured. Revenue for food products and natural supplement products is recognized when the Company has concluded arrangements with customers and the product is shipped. The Company has not experienced any material expense in satisfying warranties, damages or returns.

Other

The Company has selected December 31 as its year-end.

The Company consists of one (1) operating segment.

The Company expenses advertising costs as incurred and the total amounts for 2010 and 2009 were minimal.

The Company paid no cash dividends in 2010 and 2009.

FACT CORPORATION
Notes to Consolidated Financial Statements
Fiscal Years Ended December 31, 2010 and 2009
(Stated in US dollars)

Note 1- Summary of Significant Accounting Policies – (continued)

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

Note 2– Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-29 (ASU 2010-29), Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. This Accounting Standards Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this Update affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have a material effect on its financial position, results of operations or cash flows.

In August 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-22  (ASU 2010-22), Accounting for Various Topics - Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission. This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The Company does not expect the provisions of ASU 2010-22 to have a material effect on its financial position, results of operations or cash flows.

In August 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company does not expect the provisions of ASU 2010-21 to have a material effect on its financial position, results of operations or cash flows.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this Update are to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the provisions of ASU 2010-20 to have a material effect on its financial position, results of operations or cash flows.

FACT CORPORATION
Notes to Consolidated Financial Statements
Fiscal Years Ended December 31, 2010 and 2009
(Stated in US dollars)

Note 2– Recent Accounting Pronouncements (continued)

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective for reported balances in an entity’s financial statements that differ from their underlying U.S. dollar denominated values under Subtopic 830-30-S99-1 occurring in the first interim or annual period ending on or after March 15, 2010. The amendments are to be applied retrospectively. The adoption of ASU 2010-19 did not have a material effect on the Company’s financial position, results of operations or cash flows.

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Note 3 - Acquisition of Food and Culinary Technology Group Inc. (“FACT”), Intellectual Property, and Issuance of Class C Common Stock

On November 20, 2001, the Company acquired all of the issued and outstanding shares of FACT Group in exchange for 2,000,000 shares of the Company’s Class C common stock. The acquisition is treated as an asset acquisition and the Class C shares issued upon the acquisition have been valued based on an analysis of FACT Group’s future cash flows, discounted at a rate of 20% to present day and impaired at a rate of 50% to account for the high risk factor associated with the nature of the start up of operations in a relatively unknown category of the food market, functional foods. The assets acquired consist principally of certain intellectual property, formulas, patent rights and other intangible assets. The value attributed to the Class C common shares is $490,374, which amount has been amortized annually on a straight line basis over a period of 10 years commencing December 2003, following the successful completion of two years of revenue generating operations.

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

Prior to the acquisition, FACT Group had entered into an agreement to acquire certain intellectual property, formulas, patent rights and other intangible assets (the “Intellectual Property”) owned by F.A.C.T. Group LLC, a New Jersey limited liability company (the “LLC”), for $2,000,000 to be paid in cash pursuant to terms described herein and by the issuance of shares of FACT Group’s common stock.

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

b.
FACT Group is obligated to make minimum royalty payments each year. For 2011, the minimum amount of royalty payments to be made is $219,620. For 2012, the amount increases by 30% to $285,506.  In 2013, all remaining royalties become due and payable.

FACT CORPORATION
Notes to Consolidated Financial Statements
Fiscal Years Ended December 31, 2010 and 2009
(Stated in US dollars)

Note 3 – Acquisition of Food and Culinary Technology Group Inc. (“FACT Group”), Intellectual Property, and Issuance of Class C Common Stock – (Continued)

c.	An additional royalty payment of $20,000 was made to the LLC in 2003.

d.
Additional consideration of up to $233,333 to be paid to two (2) of the LLC’s member owners in monthly payments over the period of time commencing on September 1, 2003 through December 2006. Such amount will be decreased in the event that such member owners personally earn more than a certain amount in any of the stated years or if the amount of royalty payments is in excess of $150,000 in any year.  The amounts paid to the LLC owners with respect to this provision are expensed annually as consulting fees.  At the close of fiscal 2006, the Company fulfilled the requirements under this provision and a total of $177,686 had been paid as additional consideration.

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

Note 4 – Accounts Receivable

The Company’s accounts receivable consists solely of trade receivables totaling $200,371 as at December 31, 2010 and $133,915 as of December 31, 2009.

Note 5 – Convertible bonds

8% unsecured convertible notes due 2012:

On September 11, 2009, the Company entered into debt settlements with its creditors to settle a total of $1,304,172 by way of convertible loans. Under the term of the convertible loans, the creditors have executed loan agreements for a period of three years; with interest payable annually at 8% per annum compounded monthly. The loans are unsecured and convertible for a period of one year into shares of the Company’s Class A common stock at a deemed price of $0.15 per share, for a total issuance of 8,694,481 shares, if converted. During the third quarter of 2010, the Company renegotiated the term of the loans and a two year extension for conversion on the same terms was granted.

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

FACT CORPORATION
Notes to Consolidated Financial Statements
Fiscal Years Ended December 31, 2010 and 2009
(Stated in US dollars)

Note 5 – Convertible bonds – (Continued)

	December 31, 2010	December 31, 2009
8% unsecured convertible notes, at face value	$1,304,172	$1,304,172
Less: unamortized discount	(32,907	(50,072)
Carrying value	$1,271,265	$1,254,100

The 8% unsecured convertible notes bear interest at the rate of 8% per year compounded monthly. Interest expense recorded related to the amortization of debt discount and interest expense at the contractual rate was as follows:

	December 31,
	2010	2009
Amortization of debt discount	$17,165	$5,066
Interest at contractual rate	108,245	32,919
	$125,410	$37,984

The Company did not make any payments towards principal or interest to the noteholders during fiscal 2010.  An amount of $141,164 in accrued interest remains due and payable as at December 31, 2010.

6% secured convertible debenture due 2012:

On September 11, 2009, the Company renegotiated an outstanding debenture due in December 2009.  As a result, the Company entered into a new debenture agreement in the amount of $317,517 with Ultimate Resort Destinations Inc. (“Ultimate”).  Ultimate currently holds a debenture over the shares of Food and Culinary Technology Group Inc. (FACT Group Inc.), the Company’s wholly-owned subsidiary operating in the customized nutrition solutions industry. The debenture was secured by all assets of the Company. The debenture has been rewritten for a period of three years, with interest payable at 6% per annum.  The debenture is convertible for a period of two years into the Company’s Class A common stock at a deemed price of $0.14 per share, for a total issuance of 2,267,980 shares, if converted prior to September 11, 2011.

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

The discount on the 6% secured convertible debenture is being amortized to interest expense using the effective interest method, over the life of the debt instrument. The carrying value of the financing is as follows:

	December 31, 2010	December 31, 2009
6% secured convertible debenture, at face value	$317,517	$317,517
Less: unamortized discount	(9,669)	(14,832)
Carrying value	$307,848	$302,685

FACT CORPORATION
Notes to Consolidated Financial Statements
Fiscal Years Ended December 31, 2010 and 2009
(Stated in US dollars)

Note 5 – Convertible bonds (Continued)

The 6% secured convertible debenture bears interest at the rate of 6% per year. Interest expense recorded related to the amortization of debt discount and interest expense at the contractual rate was as follows:

	December 31,
	2010	2009
Amortization of debt discount	$5,163	$1,533
Interest at contractual rate	19,051	5,794
	$24,214	$7,327

The Company did not make any payments towards principal or interest to the note holders during fiscal 2010.  An amount of $24,845 in accrued interest remains due and payable as at December 31, 2010.

Note 6 – Accounts Payable and Accrued Liabilities

A summary of accounts payable and accrued liabilities as of December 31, 2010 and December 31, 2009 is as follows:

	December 31, 2010	December 31, 2009
Accounts payable – trade	$367,813	$305,634
Accounts payable – interest	179,038	38,891
Accrued liabilities	16,000	16,900
Payroll liabilities	13,712	2,265
	$576,563	$363,690

Note 7 – Line of Credit

On December 1, 2010, the Company entered into a two-year term loan agreement (the “Loan”) with a third party (the “Lender”) to secure funds for use in managing accounts receivable and supplier payments. Under the loan agreement, the Company has access to a revolving line of credit in the amount of $249,950 ($250,000 Canadian Dollars) (the “Principal Sum”) to be used for the sole purpose of retiring accounts payable associated with open receivables, on a timely basis.

As consideration for the Loan, FACT Corporation issued the Lender a total of 250,000 Share Purchase Warrants, each Warrant entitling the Holder to purchase 1 share of the Class A Common Stock of FACT Corporation at a purchase price of $0.30 USD in year one and $0.35 USD in year two from the date of the Loan.  In addition to the share purchase warrants the Lender was granted collateral in the form of a reservation notice to the Company’s transfer agent for 1,000,000 shares of the Company’s common stock to be immediately issued and released to the Lender upon notification of an event of default on the Loan. Upon default, should the shares be issued, the loan will be considered retired in full.

ASC Topic 470 requires the proceeds of debt issued with detachable stock purchase warrants to be allocated between the debt and stock warrants based on relative market values. The warrants valued at $114,087 using the Black-Scholes valuation technique are included in the debt discount and are subject to be amortized over 2 years.

The Company shall accrue and pay monthly, on the first day of the following month, payments of interest only calculated on the Principal Sum in the amount of eight percent (8%) per annum for so long as the Loan is outstanding.   On such dollar amounts that have been drawn down upon from the Principal Sum (herein referred to as the “Factored Amount”), the Company shall accrue for such number of days as the Factored Amount is outstanding interest at a rate of one and a half percent (1.5%) per month, which shall be payable on the first day of following month.

FACT CORPORATION
Notes to Consolidated Financial Statements
Fiscal Years Ended December 31, 2010 and 2009
(Stated in US dollars)

Note 7 – Line of Credit (Continued)

Interest expense recorded related to the amortization of debt discount and interest expense at the contractual rate was as follows:

	December 31,
	2010	2009
Amortization of debt discount	$4,754	$-
Interest at contractual rate	1,277	-
	$6,031	$-

Accrued interest of $1,277 was recorded in respect of this Loan during the fiscal year ended December 31, 2010, which amount was paid subsequent to the fiscal year end.

Note 8 – Loan Payable

During the fiscal year ended December 31, 2010, the Company received proceeds totaling $385,038 by way of demand loans bearing interest at 8% per annum from several arms-length parties.  Accrued interest of $11,735 is due and payable at December 31, 2010.

Note 9 – Common stock

During the fiscal year ended December 31, 2010, the Company issued shares of Class A common stock as follows:

a.	6,584 common shares were issued to a consulting company for services rendered in the total amount $2,000.

b.
The Company entered into a series of private placement agreements with various investors. Under these agreements the Company issued 526,000 Units of securities at $0.25 per Unit for total cash proceeds of $131,500. Each Unit consisted of one share of class A common stock and two share purchase warrants (One Class A warrant and one Class B warrant). Each class A warrant entitles the holder to purchase one share of Class A common stock at $0.30 per share within one calendar year from the date of issue. Each class B warrant entitles the holder to purchase one share of Class A common stock at 0.35 per share within two calendar years from the date of issue. An amount totaling $54,030 from cash proceeds received for the Units totaling $131,500 has been allocated to Class A common stock in respect of the issuance of 526,000 shares. The remaining balance of $77,470 has been allocated to Class A and Class B warrants. For additional details on the valuation of the warrants issued please refer to Note 11.

 Note 10 – Stock-Based Compensation

Issuance of stock options

The Board of Directors approved a 2008 stock option and stock award plan on August 10, 2008 (the “Plan”), which plan received shareholders approval on September 25, 2008.  Under the Plan, a maximum of 2,000,000 shares of the Class A common stock of the Company was authorized to be granted to directors, officers, employees and consultants of the Company.  As at December 31, 2010, a total of 1,850,000 options remain outstanding under this plan.

During the fiscal year ended December 31, 2010, the Company granted a total of 475,000 stock options to employees of the Company, all of which vested on date of grant and are exercisable into Class A common stock at $0.27 per share, expiring on August 10, 2018.

FACT CORPORATION
Notes to Consolidated Financial Statements
Fiscal Years Ended December 31, 2010 and 2009
(Stated in US dollars)

Note 10 – Stock-Based Compensation (continued)

During the fiscal year ended December 31, 2010, Ms. Denise Gurley, Vice President – Sales was released as an employee and removed as an officer. Thereafter, a total of 110,000 stock options granted to Ms. Denise Gurley were cancelled sixty (60) days from the date of her termination and were returned to the Plan.

The following is a table of outstanding options and changes during the fiscal year ending December 31, 2010.   All options expire on August 10, 2018.

	Employee Options	Non-employee Options	Weighted Average Exercise Price
Options outstanding, December 31, 2009	110,000	1,850,000	$0.335
Options granted:
Employees	475,000	-	0.27
Non-employees	-	-	-
Options exercised	-	-	-
Options canceled	(110,000)	-	0.35
Options expired	-	-	-
Options outstanding, December 31, 2010	475,000	1,850,000	$0.322

Options granted consist of:

Year and Exercise price relative to fair value of underlying stock	Weighted average fair value at grant date	Weighted average exercise price
Year ended December 31, 2010:
Exercise price exceeds fair value:	$0.27	$0.322

If not previously exercised or canceled, options outstanding at December 31, 2010 will expire as follows:

	Range of Exercise Prices		Weighted Average Exercise
	High	Low	Shares	Price
Year Ending December 31, 2018	$0.35	$0.27	2,325,000	$0.322

The fair value of each option granted was computed using the Black-Scholes method using the following weighted-average assumptions:

	Year ended December 31, 2010	Year ended December 31, 2009
Expected Volatility:	178.18 ~ 178.78	123.39 ~ 123.75
Risk-free interest rate:	2.60 ~ 2.64%	2.95 ~ 3.47%
Expected Dividends:	0	0
Expected Term in Years:	8	9

The fair value of the vested portion of 475,000 options granted during the year ended December 31, 2010 totaled $83,842, allocated to additional paid in capital,  which amount has been expensed and recorded in the Company's Statement of Stockholder's Deficiency. A further amount of $6,827 in respect of unvested options granted and thereafter expired was recorded in the first two quarters of fiscal 2010.

FACT CORPORATION
Notes to Consolidated Financial Statements
Fiscal Years Ended December 31, 2010 and 2009
(Stated in US dollars)

Note 11 –Stock Warrants

During the fiscal year ended December 31, 2010, the Company entered into a series of private placement agreements with various investors. The agreements called for the issuance of 526,000 Units of securities at $0.25 per unit for total cash proceeds of $131,500. Each Unit consists of one Class A common share and two share purchase warrants (One Class A warrant and one Class B warrant). Each Unit consists of one share of Class A common stock and two share purchase warrants (One Class A warrant and one Class B warrant). Each Class A warrant entitles the holder to purchase one share of Class A common stock at $0.30 per share within one calendar year from the date of issue. Each class B warrant entitles the holder to purchase one share of Class A common stock at 0.35 per share within two calendar years from the date of issue. An amount totaling $54,030 from cash proceeds received for the Units totaling $131,500 has been allocated to Class A common stock in respect of the issuance of 526,000 shares. The remaining balance of $77,470 has been allocated to Class A and Class B warrants.

The following table presents the allocation.

Class of Warrants	Number of units	Strike Price	Expiration Date	Value allocated
Class A warrants	526,000	$0.30	within one calendar year	$34,894
Class B warrants	526,000	0.35	within two calendar years	$42,576

On December 1, 2010, the Company entered into a two-year term loan agreement (the “Loan”) with a third party (the “Lender”) to secure funds for use in managing accounts receivable and supplier payments. Under the loan agreement, the Company has access to a revolving line of credit in the amount of $249,950 ($250,000 Canadian Dollars) (the “Principal Sum”) to be used for the sole purpose of retiring accounts payable associated with open receivables, on a timely basis. As consideration for the Loan, FACT Corporation issued the Lender a total of 250,000 Share Purchase Warrants, each Warrant entitling the Holder to purchase 1 share of the Class A Common Stock of FACT Corporation at a purchase price of $0.30 USD in year one and $0.35 USD in year two from the date of the Loan.

The following table presents the allocation.

Class of Warrants	Number of units	Strike Price	Expiration Date	Value allocated
Class A warrants	250,000	$0.30	within one calendar year	$51,274
Class B warrants	250,000	0.35	within two calendar years	$62,813

The warrants were valued using the Black-Scholes valuation model, using the following assumptions:

	Class A Warrant	Class B Warrant
Warrants to purchase common stock:
Strike price	$0.30	$0.35
Volatility	177%	177%
Term (years)	1.00	2.00
Risk-free rate	0.22% to 0.40%	0.34% to 1.03%
Dividends	-	-

FACT CORPORATION
Notes to Consolidated Financial Statements
Fiscal Years Ended December 31, 2010 and 2009
(Stated in US dollars)

Note 12 – Related Party Transactions

a.	Transactions with International Securities Group Inc.

International Securities Group Inc. (“ISG”) is a company incorporated in Alberta, Canada, and is the largest shareholder of the Company holding approximately 33% of Company’s outstanding shares as at December 31, 2010.  Ms. Jacqueline Danforth, the Company’s CEO, provides regular consulting services to ISG. ISG provides the Company and its subsidiaries, administrative services on a monthly basis and, commencing September 1, 2010, leases office space to the Company on a month to month basis at a rate of $1,250 per month plus applicable taxes.  ISG has also provided various loans to the Company to assist with working capital shortfalls. Details of the transactions during the fiscal year ended December 31, 2010 are as follows:

•
In 2010, ISG invoiced $100,870 (2009 - $58,200) for administrative services to the Company and its subsidiaries, and $5,859 (2009 - $nil) for office rent. As at December 31, 2010 an amount totaling $175,108 (2009 - $76,500) is included in the Company’s accounts payable as owing to ISG.

•
In 2010, WSRE, a subsidiary of the Company leased office space to ISG and generated $26,614 (2009 - $46,835) in gross rental income from the transaction. All rents have been collected. The lease was extended to August 15, 2010 when WSRE’s lease expired and the Company relocated to a new office premise.

•	On August 15, 2010, ISG entered into a month to month rental agreement with the Company for a portion of its leased premises at a monthly rental of $1,250 plus applicable taxes.
•
During the year ended December 31, 2010, ISG provided demand loans totaling $48,147 to the Company for working capital bearing interest at a rate of 8% per annum. The accrued interest expense for the year ended December 31, 2010, on the principal amount of the loans totaled $3,316. As of December 31, 2010, an amount of $54,559 due to ISG in respect of demand loans is reflected on the Company’s consolidated balance sheets as loans payable – related parties and an amount of $3,403due to ISG in respect to the unpaid accrued interest is reflect on the Company`s consolidated balance sheets as accounts payable – related parties.

b.	Transactions with Mr. Clifford Winsor and companies controlled by him

•	Mr. Clifford Winsor is the step father of Ms. Jacqueline Danforth, the CEO and a director of the Company. Mr. Clifford Winsor controls Ultimate Resort Destinations Inc. and Ultimate Destinations Inc.
•
During fiscal 2010, the Company did not receive any further cash advances from Mr. Clifford Winsor and did not make any cash payments against his outstanding bills. As of December 31, 2010, Mr. Clifford Winsor is owed $26,206.

•
During fiscal 2010, Ultimate Resort Destinations Inc. provided demand loans totaling $13,000 to the Company for working capital bearing interest at a rate of 8% per annum. The accrued interest expense for the year ended December 31, 2010 on the principal amount of the loans totaled $228. As of December 31, 2010, an amount of $13,000 due to Ultimate Resort Destinations Inc. in respect of demand loans is reflected on the Company’s consolidated balance sheets as loans payable – related parties, and an amount of $228 due to Ultimate Resort Destinations Inc. in respect to the unpaid accrued interest is reflect on the Company`s consolidated balance sheets as accounts payable – related parties.

FACT CORPORATION
Notes to Consolidated Financial Statements
Fiscal Years Ended December 31, 2010 and 2009
(Stated in US dollars)

Note 12 – Related Party Transactions (continued)

c.	Transactions with directors and officers

•
Ms. Jacqueline Danforth is CEO and director of the Company. She provides consulting services to the Company and its subsidiaries. In 2010, Ms. Danforth provided services to the Company for the invoiced amount of $101,244 (2009 - $101,244). Ms. Danforth was paid an amount totaling $25,051 (2009 - $45,742) in consideration for her services in fiscal 2010 and an amount of $76,193 (2009 – $55,102) was accrued. As of December 31, 2010, the Company owes Ms. Danforth $539,427, which has been accumulated from 2001 to 2010.

•
On August 25, 2010, the Board of Directors of Fact Products Inc., a subsidiary of the Company, appointed Bryan Hunsaker as President and Steve Ault as Vice President – Product Development.  As per the terms of their respective employment agreements, amongst other consideration, Mr. Hunsaker was granted a total of 250,000 stock options exercisable for shares of FACT’s Class A common stock at $0.275 per share and Mr. Ault was granted a total of 100,000 stock options exercisable for shares of FACT’s Class A common stock at $0.275 per share.  For additional information on stock options, please refer to Note 9 above.  Both Mr. Hunsaker and Mr. Ault receive an annual base salary of $80,000 with an additional $13,200 as an expense allowance for general expenses inclusive of telephone, internet and other pre-approved expense items for travel and miscellaneous activities.

•
Ms. Tucker was appointed Chief Financial Officer of the Company on October 15, 2010. 569728 BC Ltd, a company owned by Ms. Tucker, purchased 200,000 units of securities at $0.25 per Unit for a total amount of $50,000 during the fiscal year ended December 31, 2010. Each Unit consists of one share of Class A common stock and two share purchase warrants (One Class A warrant and one Class B warrant). Each Class A warrant entitles the holder to purchase one share of Class A common stock at $0.30 per share within one calendar year from the date of issue. Each Class B warrant entitles the holder to purchase one share of Class A common stock at 0.35 per share within two calendar years from the date of issue.

•
On October 29, 2010, Mr. Brad Hunsaker was appointed to the Board of Directors of the Company.  H H and Company LLC, a consulting company owned by Mr. Hunsaker charged the Company $60,000 for consulting services during the fiscal year ended December 31, 2010.  Additionally, the Company accrued $12,000 as an expense allowance for H H and Company LLC in respect of general expenses including telephone, internet, office space and other pre-approved general expense amounts.  The Company did not make any payments to H H and Company LLC during the fiscal year ended December 31, 2010. As at December 31, 2010, an amount totaling $96,000 (2009 - $24,000) remained due and payable to H H and Company LLC.

•	Dr. Brian Raines, a director of the Company, was appointed as Secretary of the Company in September 2009. The Company owes him an amount of $13,344 for consulting service rendered in 2003.

Note 13 – Income Taxes

As of December 31, 2010, the Company had approximately $9,502,000 (2009 - $8,537,000) of net operating loss carryover that expires between 2022 and 2030.  The Company had deferred tax assets of approximately $3,879,000 (2009 - $3,551,000) relating to the net operating loss carryover.  A valuation allowance has been provided for the total amount since the amounts, if any, of future revenues necessary to be able to utilize the carryover, are uncertain.  A reconciliation of income taxes computed using the statutory federal income tax compared to the effective tax rate is as follows:

FACT CORPORATION
Notes to Consolidated Financial Statements
Fiscal Years Ended December 31, 2010 and 2009
(Stated in US dollars)

Note 13 – Income Taxes (Continued)

	2010	2009
Federal tax computed at the expected statutory rate	(35.0)%	(35.0)%
State income tax, net of federal tax benefit	(3.0)	(3.0)
Estimated foreign income taxes	(3.6)	(3.6)
Net change in valuation allowance	41.6	41.6

Income tax expense - effective rate	00.0%	00.0%

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

The Company has no tax positions at December 31, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2010 and 2009, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2010 and 2009.

Note 14 – Commitments

i.	Lease agreement:

The Company’s subsidiary, WSRE leased 3,840 square feet of office space at in Calgary, Alberta Canada, from Sun Prairie Resources Ltd., from which location the Company and all its subsidiaries carried on operations until August 15, 2010. The lease was for a four year term that ended on July 31, 2010 and WSRE obtained a 15 day extension to accommodate relocation to a new premises.  There was no provision in the lease for renewal and it expired during the fiscal year.

Under the terms of the lease, WSRE paid monthly rent at a fixed rate of $11.10 (CAD$11.50) per square foot for a total of $3,552 (CAD$3,680) per month, plus operating costs of approximately $8.69 (CAD$9.00) per square foot totaling $2,780 (CAD$2,880), plus applicable taxes.  Annual fluctuations in operating costs as a result of actual costs versus budgeted costs resulted in adjustments to the operating costs for each ensuing year.

During the fiscal year ended December 31, 2010, WSRE paid total lease payments (inclusive of estimated operating costs and plus applicable taxes totaling $52,377 (CAD$54,243).  At the fiscal year end these amounts had been paid in full.

FACT CORPORATION
Notes to Consolidated Financial Statements
Fiscal Years Ended December 31, 2010 and 2009
(Stated in US dollars)

Note 14 – Commitments (Continued)

Up to the expiry of the lease on August 15, 2010, WSRE had entered into the following sublease agreements:

•	A sublease for 1,580 square feet on a month to month basis at a rate of $3,304 (CAD$3,500) per month, inclusive of operating costs, plus applicable taxes with ISG;
•	A sublease for 768 square feet on a month to month basis at a rate of $1,301 (CAD$1,378) per month, inclusive of operating costs, plus applicable taxes with FACT Corporation; and,
•	A sublease for 1,492 square feet expiring on July 31, 2010 at a rate of $3,078 (CAD$3,259) per month, inclusive of operating costs, plus applicable taxes with Saw Communications Inc.

Of the sublease agreements referenced above only WSRE and Saw Communications Inc. had entered into a formal lease agreement.

ii.	Marketing agreement:

On August 17, 2010, the Company entered into a Spokesperson Agreement (the “Agreement”) with Hope Warshaw Associates, LLC (“Warshaw”). Under the agreement, Warshaw is a media and product representative for the Company’s products in connection with the Nutrition FirstTM product line for the consumer with diabetes, and related campaigns. The Company will pay to Warshaw an annual stipend of $18,000 consisting of quarterly payments of $3,000 paid in cash by the 15th day of the last month of each quarter, commencing September 2010, and a cash equivalent of $1,500 quarterly to be paid in shares of the Common Stock of the Company, with the unit price of the stock being calculated based on the 10 day average closing price prior to the 15th day of the last month of each calendar quarter commencing September 2010. During the year ended December 31, 2010, the Company recorded $6,000 as marketing expense.  6,584 Class A common shares were issued in a cash equivalent of $2,000 and $3,000 was paid in cash, leaving $1,000 payable and due on December 31, 2010.

Note 15 – Subsequent Events

On March 28, 2011, the Company issued 6,250 common shares to a consulting company for services rendered in the total amount of $1,500.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there were no other events to disclose.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In the fiscal years ended December 31, 2010 and 2009, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as of December 31, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

There are no items that required disclosure in a Form 8-K during the fourth quarter of the year covered by this Form 10-K that were not reported by the Company.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers Promoters and Control Persons

The following table sets forth the name, age and position of each of the members of our board of directors, executive officers, and certain significant employees as of the fiscal year ending December 31, 2010.

Name	Age	Position	Term
Jacqueline Danforth	39
President, Treasurer and Director of FACT Corporation, President, Secretary and Director of Food and Culinary Technology Group Inc., Secretary-Treasurer and Director of FACT Products Inc., President and Director of Wall Street Investment Corp., President, Secretary, Treasurer and a Director of Wall Street Real Estate Ltd.

FACT Corporation – August 2001 as to member of Board of Directors and President
FACT Group Inc. – November 2001 as to member of Board of Directors and July 2002 as President
FACT Products Inc. – November 2001 as Sole Director
Wall Street Investment Corp. – November 2001 as to President and Sole Director
Wall Street Real Estate Ltd. – July 2002 as to President and Sole Director

Paul Litwack	55	Director of FACT Corporation, Director of Food and Culinary Technology Group, Inc.	January 2003 as to Director and September 2009 as to Secretary.
Dr. Brian Raines	72	Director & Secretary, FACT Corporation	January 2003
Mr. Brad Hunsaker	53	Director and acting Chief Operating Officer, FACT Corporation	October 2010
Ms. Jacqueline Tucker	55	Chief Financial Officer, FACT Corporation	October 2010
Mr. Bryan Hunsaker	30	President, FACT Products Inc.	August 2010
Dr. Steven Ault	55	Vice President – Product Development	August 2010

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

JACQUELINE R. DANFORTH, has been a member of the Board of Directors and the President of FACT Corporation since August 7, 2001.  Ms. Danforth has been a director and Secretary of Food and Culinary Technology Group Inc. since its acquisition by the Company, November 7, 2001, and was appointed President July 22, 2002.  Ms. Danforth was also named President, Secretary-Treasurer and appointed to the Board of Directors of FACT Products Inc. on November 5, 2001, She resigned her office as President of FACT Products in August 2010.  Ms. Danforth has been President and a director of Wall Street Investment Corp since its re-instatement November 15, 2001. Ms. Danforth became the President, Secretary and Treasurer, as well as a director of Wall Street Real Estate Ltd. upon its incorporation on July 23, 2002.

With an educational background in chemistry and accounting, Ms. Danforth has spent the past 14 years actively working on the management, administrative and financial reporting aspects of small businesses reporting to both Canadian and U.S. securities exchanges.   Her mandate on joining FACT was to acquire innovative food technology with application to the “functional foods” category of the industry and commercialize products for market entry.  Since joining FACT Ms. Danforth has spearheaded the commercialization of a series of proprietary formulations which are currently marketed as high fiber/reduced calorie bakery mixes and products to manufacturers, distributors and re-sellers across the bakery segment.  Ms. Danforth has also served as an independent CFO to many small enterprises, and brings to FACT a board range of experience working with startup, technology driven projects.  Ms. Danforth continues to run the day to day operations of FACT and oversees  the operations of subsidiary FACT Group Inc.

DR. BRIAN RAINES, was appointed to the Board of directors of FACT in January 2003.  He was appointed Secretary of FACT Corporation in September 2009. He currently serves as the Company’s Director of Science and has spent 40 years in various scientific and technical positions in the food industry.  From 1998 to present, Dr. Raines has served as a consultant, providing basic scientific research adaptation in the specific area of nutraceutical and functional foods.  From 1990 to 1998 (retirement), Dr. Raines served as Vice President of Technical Services for Unilever Canada/Lipton.  From 1980 to 1990, Dr. Raines served as Director of Research and Quality Control for Unilever/Lawry’s Foods, Los Angeles.  Prior to this he served in various technical management positions for Mars Inc., Berthelet and Leger.  Dr. Raines is an active member of the Canadian Institute of Food Science and Technology and is currently serving as International Liaison.  He is a past National President and Chair of the Toronto section.  He is also a member of the Scientific Advisory Board of The National Institute of Nutrition.  Dr. Raines has chaired various committees of the Institute of Food Technologies/USA and was awarded the distinguished service award for the Q.A. Division in 1992.  Dr. Raines has a B.Sc. from Concordia Montreal and a Ph.D. from North Carolina State University.  He is also a Fellow of the Canadian and American Institutes of Food Technology.

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

BRAD HUNSAKER was appointed to the Company’s Board of Directors in October 2010.  He has spent the majority of his career in Sales and Marketing with roles of increasing responsibility. He began his sales and marketing career with Procter and Gamble and moved to the Eastman Kodak company working in both domestic and overseas markets. For the past 8 years Mr. Hunsaker has been involved in private equity and acquisitions and divestitures. He has been involved in both the consulting side as well as the active management. He was in active management with the successful sale of Paragon Trade Brand to Tyco International and most recently was Executive Vice President Sales and Marketing for SVP Worldwide (owner of the Singer sewing machine brand). Mr. Hunsaker has a BS in Finance from Brigham Young University and an MBA from the University of Utah.  Bryan Hunsaker, President of FACT Products, is the son of Brad Hunsaker.

JACQUELINE TUCKER, was appointed Chief Financial Officer of FACT Corporation in October 2010 and has been the president and sole employee of JM Tucker Inc. Chartered Accountants since 1995.  She is a member of the Alberta, Ontario and British Columbia Institute of Chartered Accountants. Ms. Tucker was elected a fellow of the British Columbia Institute of Chartered Accountants and has served on the Audit Assurance Standards Board of Canada. Ms. Tucker has thirty years of public practice experience as an auditor and advisor to public companies.  Ms. Tucker holds a Bachelor of Arts degree from the University of Western Ontario, having graduated in 1976.   Ms. Tucker serves as Chief Financial Officer for True North Gems Inc., both companies listed on the TSX-V.

BRYAN HUNSAKER was appointed President of FACT Products in August 2010.  Mr. Hunsaker has over 5 years management experience in sales and marketing of natural products and supplements (NPS).  His prior experience was as a financial analyst for a multi-national company.  Mr. Hunsaker has an international business background, is multi-lingual, and has 8 years of foreign living experience.  He has a BA from Brigham Young University and an MBA with Finance focus from the University of Utah.

DR. STEVEN AULT was appointed Vice President – Product Development for FACT Products Inc. in August 2010.  Dr. Ault has over 15 years’ experience in the nutritional products industry.  His areas of expertise are in product development, formulation, domestic and international regulatory affairs and quality assurance.  Mr. Ault had worked for several companies in the natural products industry and consulted for multiple U.S. supplement manufacturers and marketers.  He has a Ph.D. in Biology from Idaho State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Jacqueline Danforth	CEO, President and Director	N/A	N/A	N/A
Paul Litwack	Director	N/A	N/A	N/A
Brian Raines	Director and Secretary	N/A	N/A	N/A
Brad Hunsaker	Director	1/1	1/1	N/A
Jacqueline Tucker	Chief Financial Officer	1/1	1/1	N/A
Bryan Hunsaker	President – FACT Products	1/1	N/A	N/A
Steven Ault	VP – Product Development, FACT Products	1/1	N/A	N/A

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company intends to review and finalize the adoption of a code of ethics during the fiscal year ended December 31, 2011.   Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the period during which the code of ethics is adopted.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jacqueline Danforth, President (PEO), Director (1)	2010	101,244	-0-	-0-	-0-	-0-	101,244
Jacqueline Tucker, CFO	2010	-0-	-0-	-0-	-0-	-0-	-0-
Denise Gurley, VP Sales (2)	2010	39,375	-0-	-0-	6,827	-0-	46,202
Bryan Hunsaker, President FACT Products	2010	29,000	-0-	-0-	39,966	-0-	68,966
Steven Ault, VP Product Development, FACT Products	2010	30,000	-0-	-0-	14,789	-0-	44,789
Jacqueline Danforth, President (PEO)	2009	101,244	-0-	-0-	-0-	-0-	101,244
Denise Gurley, VP Sales	2009	78,750	-0-	-0-	20,482	3,750	102,982

(1)	For 2009 Ms. Danforth received payments of $45,742 and an amount of $55,002 was accrued. In 2010 Ms. Danforth received payments of $25,051 and the balance of $76,193 was accrued.
(2)
During fiscal 2009, Ms. Gurley was granted a total of 110,000 employee stock options which vest over a period of one year from the date of issue.  The Fair Market Value of the options on grant date totaled $20,482, of which amount a total of $13,655 has been expensed during fiscal 2009 and a further amount of $6,827 was expensed in the first two quarters of fiscal 2010. On April 29, 2010, Ms. Denise Gurley, Vice President – Sales was released as an employee and removed as an officer. Thereafter, a total of 110,000 stock options granted to Ms. Denise Gurley expired unexercised upon sixty (60) days from the date of her termination and were returned to the Plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Grants
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Jacqueline Danforth	500,000	-0-	-0-	0.33	August 10, 2018
Paul Litwack	500,000	-0-	-0-	0.33	August 10, 2018
Brian Raines	500,000	-0-	-0-	0.33	August 10, 2018
Brad Hunsaker	350,000	-0-	-0-	0.35	August 10, 2018
Bryan Hunsaker	250,000	-0-	-0-	0.275	August 10, 2018
Steven Ault	100,000	-0-	-0-	0.275	August 10, 2018
Scott Rounds	125,000	-0-	-0-	0.275	August 10, 2018

There were a total of 1,500,000 stock options granted during the fiscal year ended December 31, 2008 to officers and directors of the Company under the Company’s 2008 Stock Option and Award Plan (the “Plan”) which was approved by stockholders during fiscal 2008.  All options expire on August 10, 2018.  During fiscal 2009 the Company granted an additional 460,000 stock options to employees and consultants, 350,000 options vested on grant date with the balance of 110,000 vesting ratably over a one year period from grant date. During fiscal 2010, 110,000 stock options expired unexercised, and were returned to the Plan 60 days after the termination of the officer and employee to whom they were originally granted. There have been no stock awards granted under the Plan as of the date of this report.

During fiscal 2010, the Company granted a total of 475,000 stock options to various employees of subsidiaries of the Company.  These options were not granted under a formal plan and expire August 10, 2018. All options vested upon grant.

At the close of fiscal 2010 the Company had a total of 2,325,000 stock options issued and outstanding.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jacqueline Danforth	-0-	-0-	-0-	-0-	-0-
Paul Litwack	-0-	-0-	-0-	-0-	-0-
Brian Raines	-0-	-0-	-0-	-0-	-0-
Brad Hunsaker (1)	$60,000	-0-	-0-	-0-	$60,000

(1)
H H and Company LLC, a consulting company owned by Mr. Hunsaker charged the Company $60,000 for consulting services during the fiscal year ended December 31, 2010. Additionally, the Company accrued $12,000 as an expense allowance for H H and Company LLC in respect of general expenses including telephone, internet, office space and other pre-approved general expense amounts. The Company did not make any payments to H H and Company LLC during the fiscal year ended December 31, 2010. As at December 31, 2010, an amount totaling $96,000 (2009 - $24,000) remained due and payable to H H and Company LLC.

During the most recent fiscal year, no directors were provided any compensation except as noted above or under Summary Compensation.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of April 14, 2011, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title Of Class	Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Owner	Percent Of Class (1)
Class A Common	Buccaneer Holdings Inc. 25 Regent Street Belize City, Belize	1,441,195 Class A common shares	7.49%
Class A Common	International Securities Group Inc. 1530 9th Ave SE Calgary, Alberta T2G 0T7	9,921,575 Class A common shares held in the name of International Securities Group Inc.(2)	43.35%
Class A Common	Clifford Winsor	1,196,133 Class A common shares directly and 2,294,793 shares are held indirectly in the name of Ultimate Resort Destinations Inc. and 1,105,489 held indirectly in the name of Ultimate Destinations. (3)	22.0%
Class A Common	Dr. Brian Raines, director of FACT Corporation (4)	1,460,000 Class A common shares held in the name of Food Information Services Inc. (5)	6.30%
Common		17,419,185 Common shares, issued and exercisable	79.14%

(1)
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of Class A common stock subject to options or warrants exercisable within 60 days of April 14, 2011 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 19,245,162 shares of Class A common stock outstanding as of April 14, 2011.

(2)	This includes a total of 3,634,119 shares of Class A common stock immediately available for exercise at $0.15 per share.
(3)
Mr. Clifford Winsor is the beneficial owner of both Ultimate Resort Destinations Inc. and Ultimate Destinations Inc.  The figures above include a total of 506,667 shares of Class A common stock immediately available for exercise at $0.15 per share by Mr. Winsor directly; 956,066 shares of Class A common stock immediately available for exercise at $0.15 per share by Ultimate Destinations Inc.; and, 2,267,980 shares of Class A common stock immediately available for exercise at $0.15 per share by Ultimate Resort Destinations Inc.

(4)	Dr. Raines has been granted a total of 500,000 stock options which are fully vested and available or exercise at $0.33 per share for a period of 10 years from October 10, 2008.
(5)	Food Information Services Inc. is a Florida corporation owned by Dr. Raines.

Security Ownership of Management

The following table shows, as of April 14, 2011, the shares of FACT Corporation Common Stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title Of Class	Name Of Beneficial Owner	Amount And Nature Of Beneficial Ownership	Percent of Class (1)
Class A Common	Jacqueline R. Danforth, President, Secretary, Treasurer and director of FACT Corporation; President, director and Secretary of Food and Culinary Technology Group, Inc., director of FACT Products Inc., President, Secretary, Treasurer and director of Wall Street Real Estate Ltd. and President and director of Wall Street Investment Corp	618,410 Class A common shares are held directly(2) and 300,369 shares are held indirectly in the name of Argonaut Management Group Inc. (3)	4.65%
Class A Common	Jacqueline Tucker, CFO of FACT Corporation	600,000 Class A common shares held indirectly in the name of 569728 BC Ltd. (4)	3.05%
Class A Common	Dr. Brian Raines, director of FACT Corporation (5)	1,460,000 Class A common shares held in the name of Food Information Services Inc. (6)	7.39%
Class A Common	Paul Litwack, director of FACT Corporation and Food and Culinary Technology Group Inc. (7)	860,000 Class A common shares	4.36%
Class A Common	Brad Hunsaker, director of FACT Corporation (8)	350,000 Class A common shares	1.79%
Class A Common	Bryan Hunsaker, President FACT Products (9)	250,000 Class A common shares	1.28%
Class A Common	Steven Ault, VP Product Development, FACT Products (10)	100,000 Class A common shares	0.052%
Common	All Officers and Directors as a group	4,538,779 common shares, issued and exercisable	22.57%

(1)
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of Class A Common Stock subject to options or warrants exercisable within 60 days of April 13, 2011 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 19,245,162 shares of Class A common stock outstanding as of April 14, 2011.

(2)	Ms. Danforth has been granted a total of 500,000 stock options included above, which are fully vested and available for exercise at $0.33 per share until August 10, 2018.
(3)	Ms. Danforth is the beneficial owner of Argonaut Management Group Inc.
(4)
569728 BC Ltd, a company owned by Ms. Tucker, purchased 200,000 units of securities at $0.25 per Unit for a total amount of $50,000 during the fiscal year ended December 31, 2010. Each Unit consists of one share of Class A common stock and two share purchase warrants (One Class A warrant and one Class B warrant). Each Class A warrant entitles the holder to purchase one share of Class A common stock at $0.30 per share within one calendar year from the date of issue. Each Class B warrant entitles the holder to purchase one share of Class A common stock at 0.35 per share within two calendar years from the date of issue.

(5)	Dr. Raines has been granted a total of 500,000 stock options which are fully vested and available for exercise at $0.33 per share until August 10, 2018.
(6)	Food Information Services Inc. is a Florida corporation owned by Dr. Raines.
(7)	Mr. Litwack has been granted a total of 500,000 stock options which are fully vested and available for exercise at $0.33 per share until August 10, 2018.
(8)	Mr. Bryan Hunsaker has been granted a total of 250,000 stock options which are fully vested and available for exercise at $0.275 per share until August 10, 2018.
(9)	Mr. Steven Ault has been granted a total of 100,000 stock options which are fully vested and available for exercise at $0.275 per share until August 10, 2018.

Changes in Control

None.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

a.	Transactions with International Securities Group Inc.

International Securities Group Inc. (“ISG”) is a company incorporated in Alberta, Canada, and is the largest shareholder of the Company holding approximately 33% of Company’s outstanding shares as of December 31, 2010.  Ms. Jacqueline Danforth, the Company’s CEO, provides regular consulting services to ISG. ISG provides the Company and its subsidiaries, administrative services on a monthly basis and, commencing September 1, 2010, leases office space to the Company on a month to month basis at a rate of $1,250 per month plus applicable taxes.  ISG has also provided various loans to the Company to assist with working capital shortfalls. Details of the transactions during the fiscal year ended December 31, 2010 are as follows:

•
In 2010, ISG invoiced $100,870 (2009 - $58,200) for administrative services to the Company and its subsidiaries, and $5,859 (2009 - $nil) for office rent. As at December 31, 2010 an amount totaling $175,108 (2009 - $76,500) is included in the Company’s accounts payable as owing to ISG.

•
In 2010, WSRE, a subsidiary of the Company leased office space to ISG and generated $26,614 (2009 - $46,835) in gross rental income from the transaction. All rents have been collected. The lease was extended to August 15, 2010 when WSRE’s lease expired and the Company relocated to a new office premise.

•	On August 15, 2010, ISG entered into a month to month rental agreement with the Company for a portion of its leased premises at a monthly rental of $1,250 plus applicable taxes.
•
During the year ended December 31, 2010, ISG provided demand loans totaling $48,147 to the Company for working capital bearing interest at a rate of 8% per annum. The accrued interest expense for the year ended December 31, 2010 on the principal amount of the loans totaled $3,316. As of December 31, 2010, an amount of $57,962 due to ISG in respect of demand loans is reflected on the Company’s consolidated balance sheets as loans payable – related parties, including accrued interest of $3,403.

b.	Transactions with Mr. Clifford Winsor and companies controlled by him

•	Mr. Clifford Winsor is the step father of Ms. Jacqueline Danforth, the CEO and a director of the Company. Mr. Clifford Winsor controls Ultimate Resort Destinations Inc. and Ultimate Destinations Inc.
•
During the fiscal 2010, the Company did not receive any further cash advances from Mr. Clifford Winsor and did not make any cash payments against his outstanding bills. As of December 31, 2010, Mr. Clifford Winsor is owed $26,206.

•
During the fiscal 2010, Ultimate Resort Destinations Inc. provided demand loans totaling $13,000 to the Company for working capital bearing interest at a rate of 8% per annum. The accrued interest expense for the year ended December 31, 2010 on the principal amount of the loans totaled $228. As of December 31, 2010, an amount of $13,228 due to Ultimate Resort Destinations Inc. in respect of demand loans is reflected on the Company’s consolidated balance sheets as loans payable – related parties, including accrued interest of $228.

c.	Transactions with directors and officers

•
Ms. Jacqueline Danforth is CEO and director of the Company. She provides consulting services to the Company and its subsidiaries. In 2010, Ms. Danforth provided services to the Company for the invoiced amount of $101,244 (2009 - $101,244). Ms. Danforth was paid an amount totaling $25,051 (2009 - $45,742) in consideration for her services in fiscal 2010 and an amount of $76,193 (2009 – $55,102) was accrued. As of December 31, 2010, the Company owes Ms. Danforth $539,427, which has been accumulated from 2001 to 2010.

•
On August 25, 2010, the Board of Directors of Fact Products Inc., a subsidiary of the Company, appointed Bryan Hunsaker as President and Steve Ault as Vice President – Product Development.  As per the terms of their respective employment agreements, amongst other consideration, Mr. Hunsaker was granted a total of 250,000 stock options exercisable for shares of FACT’s Class A common stock at $0.275 per share and Mr. Ault was granted a total of 100,000 stock options exercisable for shares of FACT’s Class A common stock at $0.275 per share.  For additional information on stock options, please refer to Note 9 above.  Both Mr. Hunsaker and Mr. Ault receive an annual base salary of $80,000 with an additional $13,200 as an expense allowance for general expenses inclusive of telephone, internet and other pre-approved expense items for travel and miscellaneous activities.

•
Ms. Tucker was appointed Chief Financial Officer of the Company on October 15, 2010. 569728 BC Ltd, a company owned by Ms. Tucker, purchased 200,000 units of securities at $0.25 per Unit for a total amount of $50,000 during the fiscal year ended December 31, 2010. Each Unit consists of one share of Class A common stock and two share purchase warrants (One Class A warrant and one Class B warrant). Each Class A warrant entitles the holder to purchase one share of Class A common stock at $0.30 per share within one calendar year from the date of issue. Each Class B warrant entitles the holder to purchase one share of Class A common stock at 0.35 per share within two calendar years from the date of issue.

•
On October 29, 2010, Mr. Brad Hunsaker was appointed to the Board of Directors of the Company.  H H and Company LLC, a consulting company owned by Mr. Hunsaker charged the Company $60,000 for consulting services during the fiscal year ended December 31, 2010.  Additionally, the Company accrued $12,000 as an expense allowance for H H and Company LLC in respect of general expenses including telephone, internet, office space and other pre-approved general expense amounts.  The Company did not make any payments to H H and Company LLC during the fiscal year ended December 31, 2010. As at December 31, 2010, an amount totaling $96,000 (2009 - $24,000) remained due and payable to H H and Company LLC.

•	Dr. Brian Raines, a director of the Company, was appointed as Secretary of the Company in September 2009. The Company owes him an amount of $13,344 for consulting service rendered in 2003.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December 31, 2010 and 2009:

Services	2010	2009
Audit fees	$23,500	$23,500
Audit related fees	$0	$0
Tax fees	$3,700	$7,400
Total fees	$27,200	$30,900

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

Exhibits

Exhibit Number	Exhibit	Reference
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1990
3.2	Amended Bylaws	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994
3.3	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on November 26, 2001	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002 herewith
3.4	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on February 8, 2002	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the fiscal year ended December 31, 2002 herewith
10.1	Share Exchange Agreement dated November 20, 2001 by and between Capital Reserve Corporation, Food and Culinary Technology Group, Inc. and Shareholders of Food and Culinary Technology Group, Inc.	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
10.2	Fourth Amendment to the Share Exchange Agreement dated February 2, 2004.	Incorporated by reference to the Exhibits previously filed with the Registrants Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.1	Section 302 Certification- Principal Accounting Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACT Corporation

Date:	April 15, 2011	By:	/s/ Jacqueline Danforth
		Name:	Jacqueline Danforth
		Title:	President and Principal Executive Officer

Date:	April 15, 2011	By:	/s/ Jacqueline Tucker
		Name:	Jacqueline Tucker
		Title:	Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	April 15, 2011	By:	/s/ Jacqueline Danforth
		Name:	Jacqueline Danforth
		Title:	President and Member of the Board of Directors

Date:	April 15, 2011	By:	/s/ Paul Litwack
		Name:	Paul Litwack
		Title:	Member of the Board of Directors

Date:	April 15, 2011	By:	/s/ Brian Raines
		Name:	Brian Raines
		Title:	Secretary and Member of the Board of Directors

Date:	April 15, 2011	By:	/s/ Brad Hunsaker
		Name:	Brad Hunsaker
		Title:	Member of the Board of Directors