Form 10-Q
period 2011-03-31
FACT CORP
filed 2011-05-23
CIK 707674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

646-831-6244
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

19,245,162 common shares outstanding as of May 19, 2011
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FACT CORPORATION

PART I

ITEM 1.                      FINANCIAL STATEMENTS

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Page
Interim Consolidated Financial Statements ( unaudited prepared by management)	F-1
Interim Consolidated Balance Sheet ( unaudited prepared by management)	F-2
Interim Consolidated Statement of Operations and Comprehensive Loss ( unaudited prepared by management)	F-3
Interim Consolidated Statement of Cash Flows ( unaudited prepared by management)	F-4
Notes to Interim Consolidated Financial Statements ( unaudited prepared by management)	F-5 to F-12

FACT CORPORATION

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 (Stated in US Dollars)

(UNAUDITED – PREPARED BY MANAGEMENT)

FACT CORPORATION
INTERIM CONSOLIDATED BALANCE SHEET
(Unaudited– prepared by Management)

ASSETS	March 31, 2011	December 31, 2010
Current Assets
Cash	$174,079	$323,198
Accounts receivable (Note 4)	223,647	200,371
Inventory	118,447	79,045
Prepaid expense	14,030	1,695
Total Current Assets	530,203	604,309

Property and Equipment
Intellectual property (Note 3)	438,615	500,875
Total Property and Equipment	438,615	500,875
Total Assets	$968,818	$1,105,184

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities (Note 6)	$654,783	$576,563
Accounts payable and accrued liabilities (related parties)	934,959	853,715
Loan payable (related parties)	67,559	67,559
Loan payable (Note 8)	404,940	387,538
Current portion of long-term debt and acquisition cost (Note 3)	236,091	219,620
Total current liabilities	2,298,332	2,104,995

Long – Term Liabilities
Credit line (net of debt discount) (Note 7)	162,059	140,617
6% Series convertible debenture (Note 5)	309,191	307,848
8% Series convertible notes (Note 5)	1,275,783	1,271,265
Acquisition cost payable (Note 3)	1,043,418	1,115,469
Total Long – Term Liabilities	2,790,451	2,835,199

Total Liabilities	5,088,783	4,940,194

Stockholders' Deficiency
Class A Common Stock: authorized 100,000,000 shares of no par value; 19,245,162 and 19,238,912 shares issued and outstanding as at March 31, 2011 and December 31, 2010 respectively	23,318,856	23,317,356
Additional paid in capital	999,789	999,789
Accumulated other comprehensive income	88,993	96,755
Accumulated deficit	(28,527,603)	(28,248,910)
Total Stockholders' Deficiency	(4,119,965)	(3,835,010)
Total Liabilities and Stockholders' Deficiency	$968,818	$1,105,184

The accompanying notes form an integral part of these interim consolidated financial statements.

FACT CORPORATION
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited– prepared by Management)

	For the three months ended March 31,
	2011	2010

Revenues
Functional food premix	$373,594	$204,500
Natural supplement products	47,863	-
Rental income	-	22,449
	421,457	226,949

Costs of goods sold
Functional food premix	295,261	172,373
Natural supplement products	32,458	-
	327,719	172,373

Gross profit	93,738	54,576

Expenses
Legal	1,126	(6,218)
Consulting fees	54,845	48,867
Depreciation and amortization	62,259	62,336
Marketing	28,945	-
Other administrative expenses	160,429	171,972
	307,604	276,957

(Loss) from operations	(213,866)	(222,381)
Other income and expenses
Gain on debt forgiveness	3,242	12,276
Interest expense	(68,069)	(38,281)
	(64,827)	(26,005)

Provision for income taxes	-	-
Net (Loss)	$(278,693)	$(248,386)

Basic and diluted loss per share	$(0.014)	$(0.013)

Basic and diluted weighted average number of shares	19,240,023	18,789,328

Comprehensive loss
Net loss	(278,693)	(248,386)
Foreign currency translation adjustment	(7,762)	(5,730)
Total comprehensive loss	$(286,455)	$(254,116)

The accompanying notes form an integral part of these interim consolidated financial statements.

FACT CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited– prepared by Management)

	For the three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(278,693)	$(248,386)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	62,259	62,336
Amortization of discount on convertible notes	5,861	5,350
Amortization of discount on credit line	14,317	-
Accrued interest	47,005	31,682
Shares issued for consulting services	1,500	-
Stock-based compensation	-	5,120
Changes in assets and liabilities:
Accounts receivable	(20,795)	102,091
Inventory	(39,402)	(201,140)
Prepaid expense	(12,355)	(5,441)
Accounts payable and accrued liabilities	26,953	24,480
Accounts payable and accrued liabilities – related parties	76,973	189,528
Net cash provided by (used in) operating activities	(116,377)	(34,380)

Cash flows from investing activities:
Net cash used in investing activities:	-	-

Cash flows from financing activities:
Loan proceeds – related parties	-	25,100
Loan proceeds	17,200	2,938
Proceeds from unit private placements	-	22,500
Reduction to acquisition cost payable	(55,580)	(42,235)
Net cash provided by financing activities	(38,380)	8,303

Effect of foreign exchange on transactions	5,638	191

Net increase (decrease) in cash	(149,119)	(25,886)
Cash at beginning of year	323,198	45,736
Cash and cash equivalents at end of year	$174,079	$19,850

Supplemental disclosure of cash flow information:
Interest paid	$5,113	$-
Income taxes paid (refund)	$-	$-

The accompanying notes form an integral part of these interim consolidated financial statements.

FACT CORPORATION
Notes to the Interim Consolidated Financial Statements for the Three Month Period Ended March 31, 2011
 (Unaudited – prepared by Management)

Note 1 – Operations and Organization:

Organization

The Company was incorporated under the laws of the State of Colorado on August 3, 1982 as Capital Reserve Corporation for the purpose of operating as a financial services holding company. The Company commenced operations soliciting various life, accident and health insurance policies in three states in the U.S. until October 1994 when it could no longer meet certain requirements to continue operations. The Company carried out various other operations between 1995 and the close of the year ended December 31, 1998; all of which ceased by early 1999.

In 1999, the Company's principal place of business moved to Canada. In December 1999, the Company formed a wholly-owned subsidiary, Capital Reserve Canada Limited, an Alberta corporation ("Capital Canada") to locate and acquire producing oil and gas assets in Canada. This subsidiary was divested in fiscal year 2004 by way of a distribution of shares to the shareholders of the Company.

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

On February 8, 2002, the Company changed its name to FACT Corporation.

On July 23, 2002, the Company formed a wholly-owned subsidiary, Wall Street Real Estate Limited (“WSRE”), an Alberta corporation. WSRE purchased from the Company certain commercial real estate located at 1528-1530 9th Avenue S.E., Calgary, Alberta, Canada. This commercial property was sold in fiscal 2005. During the year ended December 31, 2010, WSRE ceased commercial leasing operations. The Company is currently investigating divestiture opportunities for this non-operating subsidiary.

As of March 31, 2011, the Company has two wholly-owned subsidiaries, FACT Group and WSRE. FACT Products Inc., a Nevada corporation, a company that currently has operations in the international supplement markets, was incorporated in November 2001 and is a wholly-owned subsidiary of FACT Group.

Operations

Functional Food Business

The Company entered the functional food industry in November 2001 with the acquisition of FACT Group. During the year ended December 31, 2002, the Company commenced sales of products manufactured from its proprietary functional food formulations. During 2010, the Company expanded its product portfolio to include a line of retail bake mixes under its Nutrition First brand. Additionally in August 2010, the Company reactivated its dormant subsidiary FACT Products Inc. to market and sell a line of natural supplement products to the international marketplace under both branded and private label formats. All revenues for the current fiscal year were derived from these ongoing operations in the food and natural product supplements industry. The Company is expanding its operations in fiscal 2011 to include branded ready to eat bakery snack formats under its Nutrition First TM brand.

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

FACT CORPORATION
Notes to the Interim Consolidated Financial Statements for the Three Month Period Ended March 31, 2011
 (Unaudited – prepared by Management)

Note 1 – Operations and Organization (Continued):

Preparation of Interim Financial Statements

The accompanying unaudited interim consolidated financial statements of FACT Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim consolidated financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. However, management believes that the disclosures made are adequate to make the information not misleading. Management has evaluated subsequent events through the date the financial statements were issued.

In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2011 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on April 15, 2011.

Note 2– Recent Accounting Pronouncements

There have been no significant developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in our 2010 Annual Report on Form 10-K.

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

The 2,000,000 shares of the Company’s Class C common stock that were issued on November 20, 2001, were convertible into a total of 12,000,000 shares of the Company’s Class A common stock.  On August 6, 2003, the Company completed a 4 for 1 reverse split which impacted its Class A common stock.  The consolidation did not impact the Class C holders, and as a result an amount of $288,000, which represents the award benefit to the holders of the Class C common stock at the date of the reverse split, discounted at a rate of 80% due to the illiquidity in the market for the Company’s Class A common shares, was expensed in the year ended December 31, 2003.  As of February 11, 2004, all of the holders of the Company’s Class C common stock elected to convert all of their shares into shares of Class A common stock.  During the second quarter of fiscal 2004, the Class C common stock was canceled and a total of 12,000,000 shares of Class A common stock were issued.

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

FACT CORPORATION
Notes to the Interim Consolidated Financial Statements for the Three Month Period Ended March 31, 2011
 (Unaudited – prepared by Management)

Note 3 – Acquisition of Food and Culinary Technology Group Inc. (“FACT Group”), Intellectual Property, and Issuance of Class C Common Stock (Continued):

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

d.
Additional consideration of up to $233,333 to be paid to two (2) of the LLC’s member owners in monthly payments over the period of time commencing on September 1, 2003 through December 2006. Such amount will be decreased in the event that such member owners personally earn more than a certain amount in any of the stated years or if the amount of royalty payments is in excess of $150,000 in any year.  The amounts paid to the LLC owners with respect to this provision are expensed annually as consulting fees.  At the close of fiscal 2006, the Company fulfilled the requirements under this provision and a total of $177,686 was paid as additional consideration.

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

Note 4 – Accounts Receivable:

The Company’s accounts receivable consists solely of trade receivables totaling $223,647 as at March 31, 2011 and $200,371 as of December 31, 2010.

Note 5 – Convertible bonds:

8% unsecured convertible notes due 2012:

On September 11, 2009, the Company entered into debt settlements with its creditors to settle a total of $1,304,172 by way of convertible loans. Under the term of the convertible loans, the creditors executed loan agreements for a period of three years; with interest payable annually at 8% per annum compounded monthly. The loans are unsecured and convertible for a period of one year into shares of the Company’s Class A common stock at a deemed price of $0.15 per share, for a total issuance of 8,694,481 shares, if converted. During the third quarter of 2010, the Company renegotiated the term of the loans and a two year extension for conversion on the same terms was granted.

FACT CORPORATION
Notes to the Interim Consolidated Financial Statements for the Three Month Period Ended March 31, 2011
 (Unaudited – prepared by Management)

Note 5 – Convertible bonds (Continued):

8% unsecured convertible notes due 2012:

Based on new accounting standards on convertible bonds effective in 2009, the convertible bonds are recorded using fair market value of comparative straight bonds with all similar features other than convertible features. The difference between fair market value and bond principle is recorded as unamortized bond discount and is being amortized through the life of the bond, which is 3 years. The effective interest rate on the liability component is 10% per annum compounded monthly which was the best estimation by management. This rate is being used to accrue interest expense as the standards required.

The discount on the 8% unsecured convertible notes is being amortized to interest expense using the effective interest method, over the life of the debt instrument. The carrying value of the financing is as follows:

	March 31, 2011	December 31, 2010
8% unsecured convertible notes, at face value	$1,304,172	$1,304,172
Less: unamortized discount	(28,389)	(32,907)
Carrying value	$1,275,783	$1,271,265

The 8% unsecured convertible notes bear interest at the rate of 8% per year compounded monthly. Interest expense recorded related to the amortization of debt discount and interest expense at the contractual rate was as follows:

	March 31,
	2011	2010
Amortization of debt discount	$4,518	$4,188
Interest at contractual rate	26,691	30,798
	$31,209	$37,984

The Company did not make any payments towards principal or interest to the noteholders during the three month period ended March 31, 2011.  An amount of $167,855 in accrued interest remains due and payable as at March 31, 2011.

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

Based on new accounting standards on convertible bonds effective in 2009, the convertible bonds are recorded using fair market value of comparative straight bonds with all similar features other than convertible feature. The difference between fair market value and bond principle is recorded as unamortized bond discount and will be amortized through the life of the bond which is 3 years. The effective interest rate on the liability component was 8% per annum which was the best estimation by management. This rate was used to accrue interest expense as the standards required.

FACT CORPORATION
Notes to the Interim Consolidated Financial Statements for the Three Month Period Ended March 31, 2011
 (Unaudited – prepared by Management)

Note 5 – Convertible bonds (Continued):

The discount on the 6% secured convertible debenture is being amortized to interest expense using the effective interest method, over the life of the debt instrument. The carrying value of the financing is as follows:

	March 31, 2011	December 31, 2010
6% secured convertible debenture, at face value	$317,517	$317,517
Less: unamortized discount	(8,326)	(9,669)
Carrying value	$309,191	$307,848

The 6% secured convertible debenture bears interest at the rate of 6% per year. Interest expense recorded related to the amortization of debt discount and interest expense at the contractual rate was as follows:

	March 31,
	2011	2010
Amortization of debt discount	$1,343	$1,533
Interest at contractual rate	4,698	5,794
	$6,041	$7,327

The Company did not make any payments towards principal or interest to the debenture holder during the three month period ended March 31, 2011.  An amount of $29,542 in accrued interest remains due and payable as at March 31, 2011.

Note 6 – Accounts Payable and Accrued Liabilities

A summary of accounts payable and accrued liabilities as of March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010
Accounts payable – trade	$418,546	$367,813
Accounts payable – interest	219,591	179,038
Accrued liabilities	2,500	16,000
Payroll liabilities	14,146	13,712
	$654,783	$576,563

Note 7 – Line of Credit

On December 1, 2010, the Company entered into a two-year term loan agreement (the “Loan”) with a third party (the “Lender”) to secure funds for use in managing accounts receivable and supplier payments. Under the loan agreement, the Company has access to a revolving line of credit in the amount of $257,075 ($250,000 Canadian Dollars) (the “Principal Sum”) to be used for the sole purpose of retiring accounts payable associated with open receivables on a timely basis.

As consideration for the Loan, FACT Corporation issued the Lender a total of 250,000 Share Purchase Warrants, each Warrant entitling the Holder to purchase one (1) share of the Class A Common Stock of FACT Corporation at a purchase price of $0.30 USD in year one and $0.35 USD in year two from the date of the Loan.  In addition to the share purchase warrants, the Lender was granted collateral in the form of a reservation notice to the Company’s transfer agent for 1,000,000 shares of the Company’s common stock to be immediately issued and released to the Lender upon notification of any event of default on the Loan. Upon default, should the shares be issued, the loan will be considered retired in full.

FACT CORPORATION
Notes to the Interim Consolidated Financial Statements for the Three Month Period Ended March 31, 2011
 (Unaudited – prepared by Management)

Note 7 – Line of Credit (Continued):

ASC Topic 470 requires the proceeds of debt issued with detachable stock purchase warrants to be allocated between the debt and stock warrants based on relative market values. The warrants valued at $114,087 using the Black-Scholes valuation technique are included in the debt discount and are subject to be amortized over 2 years.

The carrying value of the financing is as follows:
	March 31, 2011	December 31, 2010
Line of Credit, at face value	$257,075	$249,950
Less: unamortized discount	(95,016)	(109,333)
Carrying value	$162,059	$140,617

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

During the three month period ended March 31, 2011, the principal draw down amounted to $70,831 (CAD $69,881), which amount was applied to various accounts payable related to inventory.

Interest expense recorded related to the amortization of debt discount and interest expense at the contractual rate was as follows:

	March 31,
	2011	2010
Amortization of debt discount	$14,317	$-
Interest at contractual rate	5,068	-
Interest at factored amount	1,142	-
	$20,527	$-

During the three month period ended March 31, 2011, a totaling amount of $5,113 (CAD$5,096) was paid in respect to the interest. An amount of $2,374 (CAD$2,309) remains due and payable as at March 31, 2011.

Note 8 – Loan Payable

During the three month period ended March 31, 2011, the Company received proceeds totaling $17,200 by way of demand loans bearing interest at 8% per annum from several arms-length parties. As of March 31, 2011, an amount totaling  $404,940 was due to these arms-length parties in respect of the demand loans, and  is reflected on the Company’s interim consolidated balance sheets as Loans Payable.

During the three month period ended March 31, 2011, the Company accrued interest expense in the amount of $8,074. The Company did not make any cash payments, leaving accumulated unpaid accrued interest amount of $19,820 due and payable as at March 31, 2011.

Note 9 – Common stock

During the three month period ended March 31, 2011, 6,250 shares of Class A common stock common shares were issued to a consulting company for services rendered with a fair value of $1,500.

FACT CORPORATION
Notes to the Interim Consolidated Financial Statements for the Three Month Period Ended March 31, 2011
 (Unaudited – prepared by Management)

Note 10 – Related Party Transactions

a.	Transactions with International Securities Group Inc.

International Securities Group Inc. (“ISG”) is a company incorporated in Alberta, Canada and is the largest shareholder of the Company holding approximately 33% of Company’s outstanding shares as at March 31, 2011.  Ms. Jacqueline Danforth, the Company’s CEO, provides regular consulting services to ISG. ISG provides the Company and its subsidiaries, administrative services on a monthly basis and commencing September 1, 2010 leases office space to the Company on a month to month basis at a rate of $1,250 per month plus applicable taxes.  ISG has also provided various loans to the Company to assist with working capital shortfalls. Details of the transactions during the three month period ended March 31, 2011 are as follows:

•
 ISG invoiced $16,486 (2010 - $21,874) for administrative services to the Company and its subsidiaries, and $4,049 (2010 - $nil) for office rent. As at March 31, 2011, $205,218 is included in the Company’s accounts payable as owing to ISG.

•	On August 15, 2010, ISG entered into a month to month rental agreement with the Company for a portion of its leased premises at a monthly rental of $1,250 plus applicable taxes.

•
In fiscal 2010, ISG provided demand loans totaling $48,147 to the Company for working capital bearing interest at a rate of 8% per annum. The accrued interest expense for the three month period ended March 31, 2011 on the principal amount of the loans totaled $1,076. As of March 31, 2011, $54,559 is due to ISG in respect of demand loans , reflected on the Company’s interim consolidated balance sheets as loans payable – related parties and $4,479 due to ISG in respect to unpaid accrued interest is reflected on the Company`s interim consolidated balance sheet as accounts payable – related parties.

b.	Transactions with Mr. Clifford Winsor and companies controlled by him

•	Mr. Clifford Winsor is the step father of Ms. Jacqueline Danforth, the CEO and a director of the Company. Mr. Clifford Winsor controls Ultimate Resort Destinations Inc. and Ultimate Destinations Inc.
•
During the three month period ended March 3l, 2011, the Company was not advanced any funds from Mr. Clifford Winsor and did not make any cash payments against his outstanding bills. As of March 31, 2011, Mr. Clifford Winsor is owed $26,926.

•
In fiscal 2010, Ultimate Resort Destinations Inc. provided demand loans totaling $13,000 to the Company for working capital, bearing interest at a rate of 8% per annum. The accrued interest expense for the three month period ended March 31, 2011 on the principal amount of the loans totaled $256. As of March 31, 2011, $13,000 due to Ultimate Resort Destinations Inc. in respect of demand loans is reflected on the Company’s interim consolidated balance sheet as loans payable – related parties and an amount of $484 due to Ultimate Resort Destinations Inc. in respect to the unpaid accrued interest is reflect on the Company`s consolidated balance sheet as accounts payable – related parties.

FACT CORPORATION
Notes to the Interim Consolidated Financial Statements for the Three Month Period Ended March 31, 2011
 (Unaudited – prepared by Management)

Note 10 – Related Party Transactions (continued)

c.	Transactions with directors and officers

•
Ms. Jacqueline Danforth is CEO and director of the Company. She provides consulting services to the Company and its subsidiaries. During the three month period ended March 31, 2011, Ms. Danforth provided services to the Company for the invoiced amount of $25,311. Ms. Danforth did not receive any cash consideration for her services in the three month period ended March 31, 2011 and $25,311 was accrued. As of March 31, 2011, the Company owes Ms. Danforth $566,810, which has accumulated from 2001 to 2011.

•
On August 25, 2010, the Board of Directors of Fact Products Inc., a subsidiary of the Company, appointed Bryan Hunsaker as President and Steve Ault as Vice President – Product Development.  Both Mr. Hunsaker and Mr. Ault receive an annual base salary of $80,000 with an additional $13,200 as an expense allowance for general expenses inclusive of telephone, internet and other pre-approved expense items for travel and miscellaneous activities.  During the three month period ended March 31, 2011, Mr. Hunsaker paid an amount totaling $3,698 for the Company’s general expenses. As at March 31, 2011, $3,698 remained due and payable to Mr. Hunsaker.

•
On October 29, 2010, Mr. Brad Hunsaker was appointed to the Board of Directors of the Company.  H H and Company LLC, a consulting company owned by Mr. Hunsaker charged the Company $15,000 for consulting services during the three month period ended March 31, 2011.  Additionally, the Company accrued $3,000 as an expense allowance for H H and Company LLC in respect of general expenses including telephone, internet, office space and other pre-approved general expense amounts.  The Company did not make any payments to H H and Company LLC during the three month period ended March 31, 2011. As at March 31, 2011, $114,000 remained due and payable to H H and Company LLC.

•	Dr. Brian Raines, a director of the Company, was appointed as Secretary of the Company in September 2009. The Company owes him $13,344 for consulting services rendered in 2003.

Note 11 – Commitments

Marketing agreement:

On August 17, 2010, the Company entered into a Spokesperson Agreement (the “Agreement”) with Hope Warshaw Associates, LLC (“Warshaw”). Under the agreement, Warshaw is a media and product representative for the Company’s products in connection with the Nutrition FirstTM product line for the consumer with diabetes and related campaigns. The Company will pay to Warshaw an annual stipend of $18,000 consisting of quarterly payments of $3,000 paid in cash by the 15th day of the last month of each quarter, commencing September 2010, and a cash equivalent of $1,500 quarterly to be paid in shares of the Common Stock of the Company, with the unit price of the stock being calculated based on the 10 day average closing price prior to the 15th day of the last month of each calendar quarter commencing September 2010. During the three month period ended March 31, 2011, the Company recorded $4,500 as marketing expense.  6,250 Class A common shares were issued in a cash equivalent of $1,500 and $4,000 was paid in cash, including amounts outstanding from December 31, 2010.

Note 12 – Subsequent Events

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2010 together with notes thereto.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" mean FACT Corporation, unless the context clearly requires otherwise.

General Overview

FACT Corporation predominantly operates in the functional food industry through its wholly-owned subsidiary, Food and Culinary Technology Group Inc., (“FACT Group”) developing, licensing and supplying turnkey functional bake mixes to customers who manufacture, distribute, and market bakery and pasta products to consumers through a variety of conventional and alternative channels including retail, food service and specialty markets. Presently the Company’s primary revenue stream is generated from the sale of these functional bake mixes in a wholesale format.  During the fall of 2010, the Company launched a new line of products for sale in a 1 lb format both direct to the consumer via the internet and for sale in retail grocery locations in North America under its brand Nutrition First™.

The Company previously had minimal operations through its wholly-owned subsidiary, Wall Street Real Estate Investments Ltd., which generates revenues through the rental and sub-lease of office space in Calgary, Alberta. These leasing operations ceased in August 2010 when the head lease for the office space expired.

During the month of August 2010, the Company reactivated its dormant subsidiary, FACT Products Inc., in order to undertake the development of a line of nutritional supplements to be initially marketed and sold into international markets either under our own name or packaged according to customer specifications. Sales to international customers under this division commenced in November 2010. Additionally, the Company intends to develop a line of products that are complementary to sales of our core line of mixes during fiscal 2011.

Material Changes in Financial Condition

During the most recently completed three month period ended March 31, 2011, the Company carried increased inventory levels from $79,045 at December 31, 2010 to $118,447 at March 31, 2011.  Inventory on hand increased, as a result of anticipated orders from one of the key customers for our line of commercial premix products.  The Company also carries a certain amount of packaging and raw materials on hand in respect to its line of consumer focused products under its Nutrition First brand. Accounts payable - trade in total continued to reflect an increased balance as compared to year end figures from $367,813 at  December 31, 2010 to $418,546 at March 31, 2011.

The Company was able to successfully and timely collect accounts receivable in the period, which funds were used to reduce accounts payable and for general operating expenses.

The Company received loan proceeds totaling $17,200 during the three month period ended March 31, 2011 from an arm’s length third party to help offset accounts payable and operational shortfalls.  The Company anticipates that it will be required to continue to seek external sources of funding in order to meet our ongoing capital requirements until such time as the Company can obtain revenues in sufficient amounts to meet all inventory purchase requirements and general operating expenses.

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

Material Changes in Results of Operations

Quarter ended March 31, 2011 as compared to quarter ended March 31, 2010

The following table sets forth our consolidated net revenue and gross profit from the sale of functional food premix for the periods indicated:

	Three month period ended March 31,
	2011	2010	Change
Net revenue from Functional food premix	$373,594	$204,500	82.68%
Gross Profit on Functional food premix	$78,333	$32,127	143.82%
Gross Profit Rate	20.97%	15.71%	33.48%

Net revenue from Natural supplement products	$47,863	$-	-
Gross Profit on Natural supplement products	$15,405	$-	-
Gross Profit Rate	32.19%	-	-

Net revenues and gross profit: Net revenues from Functional food premix for the three month period ended March 31, 2011 increased $169,094 or 82.69%, to $373,594 from $204,500 for the same period ended March 31, 2011.  The increase to net revenues is attributable to three key factors: (a) increased sales to existing customers; (b) sales of finished products to new customer accounts; and, (c) sales of our line of 1 lb Nutrition First line of mixes.  Sales of commercial premixes to existing customers over the same reporting periods ended March 31, 2011 and 2010 increased 29% from $204,500 to $264,800.  Sales to new customers of finished goods and Nutrition First products during the three month period ended March 31, 2011 totaled $108,794 with no comparative sales in the prior fiscal quarter.  Gross margin on sales of functional foods and products during the quarter ended March 31, 2011 totaled $78,333 as compared to $32,127 in 2010, an increase of over 100%.

In addition, FACT Products recorded sales of $47,863 during the three month period ended March 31, 2011, with no comparative sales in the prior fiscal quarter.  Costs of goods sold totaled $32,458, with a gross margin of approximately 32%.

There were no revenues recorded as rental income during the three month period ended March 31, 2011, with $22,449 in 2010.

Legal services:  During the three month period ended March 31, 2010, the Company received a $7,000 payment, which was released from a previously established escrow account to be applied directly against legal fees incurred from prior periods as the result of a legal settlement concluded in 2009 with one of the plaintiffs and filed under a consent order with the courts in February 2010.  As a result, the Company reported a recovery of legal fees of $6,218 in the three month period ended March 31, 2010 compared to fees of $1,126 for the three month period ended March 31, 2011.  During the quarter ended March 31, 2011, the Company negotiated a reduction to an accounts payable  related to marketing expenses and an amount of $3,242 has been recorded as other income - Gain on Debt Forgiveness as compared to $12,276  recorded during the same three month period in the prior fiscal year, which amount represented a negotiated reduction to certain outstanding legal fees.

General and administrative expense: General and administrative expense related to operations in the functional foods business decreased from $171,972 for the three month period ended March 31, 2010 to $160,429 for the three month period ended March 31, 2011, while consulting fees experienced a insignificant increase from $48,867 (2010) to $54,845 (2011).    The Company recorded $28,945 in marketing expenses during the three month period ended March 31, 2011 with no similar expenditures during the prior comparative period.  Marketing expenses related primarily to the sales and branding efforts associated with our new retail product line under our Nutrition First™ brand and management of our e-commerce website.  General and administrative expenses included in our total reported figures of $160,429 included $56,033 during the three month period ended March 31, 2011 related to the operation of FACT Products representing salaries and other expenses as compared to $Nil in the prior comparative quarter.

Interest expense increased during the comparative quarters from $38,281 (2010) to $68,069 (2011), as the Company secured additional funds in the form of loans to assist with operations during the prior fiscal year.

Marketing expense: Marketing expenses for our existing and new product lines including the maintenance of our e-commerce website and marketing and media plans involving social media and conventional marketing, totaled $28,945 for the three months ended March 31, 2011 without comparative figures for the same period ended March 31, 2010.

Net loss:  As a result of the foregoing, our net loss for the three month period ended March 31, 2011 increased to $278,693 as compared to $248,386 for the same period ended March 31, 2010.

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

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As at the date of this report the Company is not aware of any pending or contemplated legal proceedings.

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 28, 2011, pursuant to the Spokesperson Agreement identified in Note 11 of the Financial Statements included in this report, the company issued 6,250 shares of its Class A common stock to the party to the Spokesperson Agreement.  A total of 6,250 shares of common stock noted above were issued with an exemption from the registration requirements of the Securities Act of 1933, as amended,  pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Number	Description	Reference
3.1(i)	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 1990
3.1(ii)	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on November 26, 2001	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the year ended December 31, 2002
3.1(iii)	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on February 8, 2002	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the year ended December 31, 2002
3.2	Amended Bylaws	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 1994
10.1	2008 Stock Option and Stock Award Plan	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Definitive 14C on August 22, 2008
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACT CORPORATION

Date:	May 23, 2011	By:	/s/ Jacqueline Danforth
		Name:	Jacqueline R. Danforth
		Title:	Chief Executive Officer, President (Principal Executive Officer)

Date:	May 23, 2011	By:	/s/ Jacqueline Tucker
		Name:	Jacqueline Tucker
		Title:	Chief Financial Officer (Principal Accounting Officer)