Form 10-Q
period 2011-06-30
FACT CORP
filed 2011-08-15
CIK 707674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30 , 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-17232
Commission File Number

FACT CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0888594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 Railroad Place, Belleville, New Jersey	07109
(Address of principal executive offices)	(Zip Code)

732-922-0911
(Registrant’s telephone number, including area code)

5614E Burbank Rd. SE., Calgary, Alberta T2H 1Z4
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

Yes [X] No [ ]

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

19,257,259 common shares outstanding as of August 9, 2011
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FACT CORPORATION

PART I

ITEM 1.               FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Page
Interim Consolidated Financial Statements ( unaudited prepared by management)	F-1
Interim Consolidated Balance Sheet ( unaudited prepared by management)	F-2
Interim Consolidated Statements of Operations and Comprehensive Loss ( unaudited prepared by management)	F-3
Interim Consolidated Statements of Cash Flows ( unaudited prepared by management)	F-4
Notes to Interim Consolidated Financial Statements ( unaudited prepared by management)	F-5 to F-14

FACT CORPORATION

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars)

(UNAUDITED – PREPARED BY MANAGEMENT)

FACT CORPORATION
INTERIM CONSOLIDATED BALANCE SHEET
(Unaudited– prepared by Management)

ASSETS	June 30, 2011	December 31, 2010
Current Assets
Cash	$121,250	$323,198
Accounts receivable (Note 4)	152,854	200,371
Inventory	239,368	79,045
Prepaid expense (Note 5)	120,523	1,695
Total Current Assets	633,995	604,309
Intellectual property (Note 3)	376,356	500,875
Total Assets	$1,010,351	$1,105,184

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities (Note 7)	$786,710	$576,563
Accounts payable, related parties (Note 12)	1,033,505	853,715
Customer deposits (Note 5)	191,779	-
Short-term loans, related parties (Note 12)	67,559	67,559
Short-term loans (Note 9)	420,648	387,538
Current portion of long-term debt, acquisition cost payable (Note 3)	252,562	219,620
Total current liabilities	2,752,763	2,104,995
Line of credit, net of discount (Note 8)	175,251	140,617
Long term debt, convertible notes payable, net of discount (Note 6)	1,590,900	1,579,113
Long-term debt, acquisition cost payable (Note 3)	965,136	1,115,469
Total Liabilities	5,484,050	4,940,194

Stockholders' Deficiency
Class A Common stock – no par value per share; Shares authorized: 100,000,000; 19,245,162 and 19,238,912 shares issued and outstanding as at June 30, 2011 and December 31, 2010 respectively	23,318,856	23,317,356
Additional paid in capital	1,000,989	999,789
Accumulated other comprehensive income	90,418	96,755
Accumulated deficit	(28,883,962)	(28,248,910)
Total Stockholders' Deficiency	(4,473,699)	(3,835,010)
Total Liabilities and Stockholders' Deficiency	$1,010,351	$1,105,184

The accompanying notes form an integral part of these interim consolidated financial statements.

FACT CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS COMPREHENSIVE LOSS
(Unaudited - prepared by Management)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue:
Net sales	$501,126	$172,461	922,583	$376,961
Rental income	-	20,615	-	43,064
Total revenue	501,126	193,076	922,583	420,025
Cost of sales	428,086	132,567	755,805	304,940
Gross profit	73,040	60,509	166,778	115,085

Operating expenses:
Professional fees	36,017	12,291	42,642	19,235
Depreciation	62,260	62,337	124,519	124,673
Marketing and advertising expense	47,638	10,235	81,293	12,034
Research and development expense	-	10,855	-	34,534
General and administrative	208,718	132,830	413,783	315,029
Total operating expense	354,633	228,548	662,237	505,505

Loss from operations	(281,593)	(168,039)	(495,459)	(390,420)
Gain on debt forgiveness	-	-	3,242	12,276
Interest expense	(74,766)	(44,354)	(142,835)	(82,635)
Net loss	$(356,359)	$(212,393)	$(635,052)	$(460,779)

Per common shares data, basic and diluted:
Net loss	$(0.02)	$(0.01)	$(0.03)	$(0.02)
Weighted average number of Class A common shares outstanding, basic and diluted	19,245,162	18,789,328	19,242,607	18,789,328

Comprehensive income:
Net loss	$(356,359)	$(212,393)	$(635,052)	$(460,779)
Foreign currency translation adjustments	1,425	5,317	(6,337)	(413)
Total comprehensive income	$(354,934)	$(207,076)	$(641,389)	$(461,192)

The accompanying notes form an integral part of these interim consolidated financial statements.

FACT CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited– prepared by Management)
	Six months ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net loss	$(635,052)	$(460,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	124,519	124,673
Amortization of discounts and premiums	40,420	10,760
Accrued interest	82,043	66,695
Shares issued for consulting services	1,500	-
Stock-based compensation	1,200	6,827
Changes in operating assets and liabilities:
Accounts receivable	53,389	109,182
Inventory	(160,323)	(96,940)
Prepaid expense	(118,822)	2,924
Accounts payable and accrued liabilities	297,042	80,688
Customer deposits	191,779	-
Net cash used in operating activities	(122,305)	(155,970)

Cash flows from investing activities:
Net cash used in investing activities:	-	-

Cash flows from financing activities:
Additions to short-term loans from related parties	-	48,147
Additions to short-term loans	37,052	153,848
Repayments of short-term loans	(4,135)	-
Proceeds from issuance of unit private placements	-	22,500
Reduction to acquisition cost payable	(117,391)	(86,469)
Net cash provided by financing activities	(84,474)	138,026

Effect of foreign exchange on transactions	4,831	(510)

Net increase (decrease) in cash	(201,948)	(18,454)
Cash at beginning of year	323,198	45,736
Cash and cash equivalents at end of year	$121,250	$27,282

Supplemental disclosure of cash flow information:
Interest paid	$16,990	$-
Income taxes paid (refund)	-	-

The accompanying notes form an integral part of these interim consolidated financial statements.

FACT CORPORATION
Notes to the Interim Consolidated Financial Statements for the Six Months Ended June 30, 2011
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

On February 8, 2002, the Company changed its name to FACT Corporation.

On July 23, 2002, the Company formed a wholly-owned subsidiary, Wall Street Real Estate Limited (“WSRE”), an Alberta corporation. WSRE purchased from the Company, certain commercial real estate located at 1528-1530 9th Avenue S.E., Calgary, Alberta, Canada.  This commercial property was divested during fiscal 2005.  During the fiscal year ended December 31, 2010, WSRE ceased commercial leasing operations.

As of June 30, 2011, the Company has two wholly-owned subsidiaries, FACT Group and WSRE.  FACT Products Inc., a Nevada corporation, a company that currently has operations in the international supplement markets, was incorporated in November 2001 and is a wholly-owned subsidiary of FACT Group.

Operations - Functional Food Business

The Company entered the functional food industry in November 2001 with the acquisition of FACT Group.  During the fiscal year ended December 31, 2002, FACT Group commenced sales of products manufactured from its proprietary functional food formulations. During 2010, FACT Group expanded its product portfolio to include a line of retail bake mixes under its Nutrition First brand. Additionally in August 2010, FACT Group reactivated its dormant subsidiary FACT Products Inc. to market and sell a line of natural supplement products to the international marketplace under both branded and private label formats.  All revenues during the current fiscal year were derived from these ongoing operations in the food and natural product supplements industry. The Company is expanding its operations in fiscal 2011 to include branded ready to eat bakery snack formats under its Nutrition First TM brand.

The Company, through its subsidiaries continues to pursue further commercial and retail supply and licensing contracts for its existing and newly developed lines of functional food formulations, bakery premixes and natural supplement products.  The core focus of all the Company’s products is “better for you” with a focus on First in Fiber TM across the bakery segment and natural supplement products across the natural products channel.

FACT CORPORATION
Notes to the Interim Consolidated Financial Statements for the Six Months Ended June 30, 2011
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

In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2011 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on August 15, 2011.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. During the most recently completed six month period ended June 30, 2011, the Company determined to consolidate certain line items on its statements of operations  to one line item entitled “General and administrative expenses”.

Note 2– Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued guidance related to the financial statement presentation of other comprehensive income (OCI). The guidance requires that OCI be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is effective for fiscal years, and interim periods, beginning after December 15, 2011. Adoption of this guidance only impacts presentation and disclosure of OCI, with no impact on the Company’s results of operations, financial position or cash flows.

Note 3 - Acquisition of Food and Culinary Technology Group Inc. (“FACT”), Intellectual Property, and Issuance of Class C Common Stock

On November 20, 2001, the Company acquired all of the issued and outstanding shares of FACT Group in exchange for 2,000,000 shares of the Company’s Class C common stock. The acquisition is treated as an asset acquisition and the Class C shares issued upon the acquisition have been valued based on an analysis of FACT Group’s future cash flows, discounted at a rate of 20% to present day and impaired at a rate of 50% to account for the high risk factor associated with the nature of the start-up of operations in a relatively unknown category of the food market, functional foods. The assets acquired consist principally of certain intellectual property, formulas, patent rights and other intangible assets. The value attributed to the Class C common shares is $490,374, which amount has been amortized annually on a straight line basis over a period of 10 years commencing December 2003, following the successful completion of two years of revenue generating operations.

The 2,000,000 shares of the Company’s Class C common stock that were issued on November 20, 2001, were convertible into a total of 12,000,000 shares of the Company’s Class A common stock.  On August 6, 2003, the Company completed a 4 for 1 reverse split which impacted its Class A common stock.  The consolidation did not impact the Class C holders, and as a result an amount of $288,000, which represents the award benefit to the holders of the Class C common stock at the date of the reverse split, discounted at a rate of 80% due to the illiquidity in the market for the Company’s Class A common shares, was expensed in the fiscal year ended December 31, 2003.  As of February 11, 2004, all of the holders of the Company’s Class C common stock elected to convert all of their shares into shares of Class A common stock.  During the second quarter of fiscal 2004, the Class C common stock was canceled and a total of 12,000,000 shares of Class A common stock were issued.

FACT CORPORATION
Notes to the Interim Consolidated Financial Statements for the Six Months Ended June 30, 2011
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

d.
Additional consideration of up to $233,333 to be paid to two (2) of the LLC’s member owners in monthly payments over the period of time commencing on September 1, 2003 through December 2006. Such amount was to be decreased in the event that such member owners personally earned more than a certain amount in any of the stated years or if the amount of royalty payments was in excess of $150,000 in any year.  The amounts paid to the LLC owners with respect to this provision were expensed annually as consulting fees.  At the close of fiscal 2006, the Company fulfilled the requirements under this provision and a total of $177,686 had been paid as additional consideration.

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

Note 4 – Accounts Receivable:

The Company’s accounts receivable consists solely of trade receivables totaling $152,854 as at June 30, 2011 and $200,371 as of December 31, 2010.

Note 5 -  Prepaid expense and Customer deposits

The Company records payments received from customers before product is delivered as customer deposits on the consolidated balance sheets. The Company records payments made to vendors before product is received as prepaid expense on the consolidated balance sheets.

FACT CORPORATION
Notes to the Interim Consolidated Financial Statements for the Six Months Ended June 30, 2011
 (Unaudited – prepared by Management)

Note 6 – Convertible bonds:

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

The discount on the 8% unsecured convertible notes is being amortized to interest expense using the effective interest method, over the life of the debt instrument. The carrying value of the financing is as follows:

	June 30, 2011	December 31, 2010
8% unsecured convertible notes, at face value	$1,304,172	$1,304,172
Less: unamortized discount	(23,820)	(32,907)
Carrying value	$1,280,352	$1,271,265

The 8% unsecured convertible notes bear interest at the rate of 8% per year compounded monthly. Interest expense recorded related to the amortization of debt discount and interest expense at the contractual rate was as follows:

	3 Months Ended		6 Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Amortization of debt discount	$4,568	$1,257	$9,086	$2,500
Interest at contractual rate	26,987	4,750	53,678	9,447
	$31,555	$6,007	$62,764	$11,947

The Company did not make any payments towards principal or interest to the note holders during the six month period ended June 30, 2011.  An amount of $194,842 in accrued interest remains due and payable as at June 30, 2011.

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

FACT CORPORATION
Notes to the Interim Consolidated Financial Statements for the Six Months Ended June 30, 2011
 (Unaudited – prepared by Management)

Note 6 – Convertible bonds (Continued):

Based on new accounting standards on convertible bonds effective in 2009, the convertible bonds are recorded using fair market value of comparative straight bond with all similar features other than convertible feature. The difference between fair market value and bond principle is recorded as unamortized bond discount and will be amortized through the life of the bond which is 3 years. The effective interest rate on the liability component was 6% per annum which was the best estimation by management. This rate was used to accrue interest expense as the standards required.

The discount on the 6% secured convertible debenture is being amortized to interest expense using the effective interest method, over the life of the debt instrument. The carrying value of the financing is as follows:

	June 30, 2011	December 31, 2010
6% secured convertible debenture, at face value	$317,517	$317,517
Less: unamortized discount	(6,969)	(9,669)
Carrying value	$310,548	$307,848

The 6% secured convertible debenture bears interest at the rate of 6% per year. Interest expense recorded related to the amortization of debt discount and interest expense at the contractual rate was as follows:

	3 Months Ended		6 Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Amortization of debt discount	$1,357	$1,257	$2,700	$2,500
Interest at contractual rate	4,750	4,750	9,448	9,447
	$6,107	6,007	$12,148	$11,947

The Company did not make any payments towards principal or interest to the note holders during the six month period ended June 30, 2011.  An amount of $34,292 in accrued interest remains due and payable as at June 30, 2011.

Note 7 – Accounts Payable and Accrued Liabilities

A summary of accounts payable and accrued liabilities as of June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010
Accounts payable – trade	$518,074	$367,813
Accounts payable – interest	259,755	179,038
Accrued liabilities	5,000	16,000
Payroll liabilities	3,881	13,712
	$786,710	$576,563

Note 8 – Line of Credit

On December 1, 2010, the Company entered into a two-year loan agreement (the “Loan”) with a third party (the “Lender”) to secure funds for use in managing accounts receivable and supplier payments. Under the loan agreement, the Company has access to a revolving line of credit in the amount of $255,950 ($250,000 Canadian Dollars) (the “Principal Sum”) to be used for the sole purpose of retiring accounts payable associated with open receivables, on a timely basis.

FACT CORPORATION
Notes to the Interim Consolidated Financial Statements for the Six Months Ended June 30, 2011
 (Unaudited – prepared by Management)

Note 8 – Line of Credit (Continued):

As consideration for the Loan, FACT Corporation issued the Lender a total of 250,000 Share Purchase Warrants, each Warrant entitling the Holder to purchase 1 share of the Class A Common Stock of FACT Corporation at a purchase price of $0.30 USD in year one and $0.35 USD in year two from the date of the Loan.  In addition to the share purchase warrants the Lender was granted collateral in the form of a reservation notice to the Company’s transfer agent for 1,000,000 shares of the Company’s common stock to be immediately issued and released to the Lender upon notification of an event of default on the Loan. Upon default, all collateral which may be by the way of purchase orders or the shares will become the property of the Lender. Under the terms of the secured promissory note, should the shares be issued, the lender will have the right to sell the collateral shares and apply any proceeds against the balance until the note and any outstanding interest is paid in full.  Any remaining shares not required to be sold will be returned to the Company.   Should the collateral not retire the loan then the Lender will have the right to pursue such other remedies of collection as may be required.

ASC Topic 470 requires the proceeds of debt issued with detachable stock purchase warrants to be allocated between the debt and stock warrants based on relative market values. The warrants valued at $114,087 using the Black-Scholes valuation technique are included in the debt discount and are subject to be amortized over 2 years.

The carrying value of the financing is as follows:
	June 30, 2011	December 31, 2010
Line of Credit, at face value	$255,950	$249,950
Less: unamortized discount	(80,699)	(109,333)
Carrying value	$175,251	$140,617

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

During the six month period ended June, 2011, $174,340 (CAD $170,287) was drawn down upon from the principal amount.

Interest expense recorded related to the amortization of debt discount and interest expense at the contractual rate was as follows:

	3 Months Ended		6 Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Amortization of debt discount	$14,317	$-	$28,634	$-
Interest at contractual rate	5,222	-	10,290	-
Interest at factored amount	6,903	-	8,045	-
	$26,442	$-	$46,969	$-

During the six month period ended June 30, 2011, an amount totaling $16,990 (CAD$16,595) was paid in respect to the accrued interest on the aforementioned loan. An amount of $2,662 (CAD$2,600) in accrued interest remains due and payable as at June 30, 2011.

FACT CORPORATION
Notes to the Interim Consolidated Financial Statements for the Six Months Ended June 30, 2011
 (Unaudited – prepared by Management)

Note 9– Loan Payable

During the six month period ended June 30, 2011, the Company received proceeds totaling $37,052 by way of demand loans bearing interest at 8% per annum from several arms-length parties. The Company made partial repayments in the amount of $4,135. As of June 30, 2011, an amount totaling $420,648 was due to in respect of  demand loans  reflected on the Company’s consolidated balance sheets as loans payable.

During the six month period ended June 30, 2011, the Company accrued interest expense on the aforementioned loans in the amount of $18,919. The Company did not make any cash payments, leaving accumulated unpaid accrued interest of $27,959 due and payable at June 30, 2011.

Note 10– Common stock

During the six month period ended June 30, 2011, the Company issued 6,250 shares of Class A common stock common to a consulting company for services rendered in the total amount $1,500.

Note 11 – Stock-Based Compensation

Issuance of stock options

On June 13, 2011, the Company granted 10,000 stock options to a consultant of the Company, all of which vested on date of grant and are exercisable into Class A common stock at $0.275 per share, expiring on August 10, 2018.

The following is a table of outstanding options and changes during the six months period ended June 30, 2011. All options expire on August 10, 2018.

	Employee Options	Non-employee Options	Weighted Average Exercise Price
Options outstanding, December 31, 2010	475,000	1,850,000	$0.322
Options granted:
Employees	-	-	-
Non-employees	-	10,000	0.275
Options exercised	-	-	-
Options canceled	-	-	-
Options expired	-	-	-
Options outstanding, June 30, 2011	475,000	1,860,000	$0.321

If not previously exercised or canceled, options outstanding at June 30, 2011 will expire as follows:
	Range of Exercise Prices		Weighted Average Exercise
	High	Low	Shares	Price
Year Ending December 31, 2018	$0.35	$0.27	2,335,000	$0.321

FACT CORPORATION
Notes to the Interim Consolidated Financial Statements for the Six Months Ended June 30, 2011
 (Unaudited – prepared by Management)

Note 11 – Stock-Based Compensation (continued):

The fair value of each option granted was computed using the Black-Scholes method using the following weighted-average assumptions:

	Six Months ended June 30, 2011	Year ended December 31, 2010
Expected Volatility:	153.72	178.18 ~ 178.78
Risk-free interest rate:	2.26%	2.60 ~ 2.64%
Expected Dividends:	0	0
Expected Term in Years:	8	8

The fair value of the 10,000 options granted during the six month period ended June 30, 2011 totaling $1,200, was allocated to additional paid in capital, which amount has been expensed and recorded in the Company's Statement of Stockholder's Deficiency.

Note 12 – Related Party Transactions

a.	Transactions with International Securities Group Inc.

International Securities Group Inc. (“ISG”) is a company incorporated in Alberta, Canada, and is the largest shareholder of the Company holding approximately 33% of Company’s outstanding shares as at June 30, 2011.  Ms. Jacqueline Danforth, the Company’s CEO, provides regular consulting services to ISG. ISG provides the Company and its subsidiaries, administrative services on a monthly basis and, commencing September 1, 2010, leases office space to the Company on a month to month basis at a rate of $1,250 per month plus applicable taxes.  ISG has also provided various loans to the Company to assist with working capital shortfalls. Details of the transactions during the six months period ended June 30, 2011 are as follows:

•
During the six month period ended June 30, 2011, ISG invoiced $49,871 (2010 - $101,870) for administrative services to the Company and its subsidiaries, and $8,058 (2010 - $5,859) for office rent. As at June 30, 2011 an amount totaling $233,244 is included in the Company’s advances from related parties account as owing to ISG.

•	On August 15, 2010, ISG entered into a month to month rental agreement with the Company for a portion of its leased premises at a monthly rental of $1,250 plus applicable taxes.

•
ISG has funded demand loans totaling $54,559 to the Company for working capital bearing interest at a rate of 8% per annum. The accrued interest expense for the six month period ended June 30, 2011 on the principal amount of the loans totaled $2,164. As of June 30, 2011, an amount of $54,559 due to ISG in respect of demand loans is reflected on the Company’s consolidated balance sheets as short-term loans payable – related parties, and an amount of $5,567 is due to ISG in respect to the unpaid, accrued interest reflected on the Company`s consolidated balance sheets as advances from related parties.

b.	Transactions with Mr. Clifford Winsor and companies controlled by him

•
Mr. Clifford Winsor is a stockholder of the Company.   Mr. Clifford Winsor controls Ultimate Resort Destinations Inc. and Ultimate Destinations Inc., both of whom are creditors and stockholders of the Company

•	As of June 30, 2011, Mr. Clifford Winsor is owed $26,814.

FACT CORPORATION
Notes to the Interim Consolidated Financial Statements for the Six Months Ended June 30, 2011
 (Unaudited – prepared by Management)

Note 12 – Related Party Transactions (continued)

•
The Company has received demand loans from Ultimate Resort Destinations Inc. totaling $13,000 to the Company for working capital bearing interest at a rate of 8% per annum. The accrued interest expense for the six month period ended June 30, 2011 on the principal amount of the loans totaled $516. As of June 30, 2011, an amount of $13,000 due to Ultimate Resort Destinations Inc. in respect of demand loans is reflected on the Company’s consolidated balance sheets as short-term loans payable – related parties and an amount of $743 due to Ultimate Resort Destinations Inc. in respect to the unpaid accrued interest is reflect on the Company`s consolidated balance sheets as advances from related parties.

•
On September 11, 2009, the Company renegotiated an outstanding convertible debenture due in December 2009 with Ultimate Resort Destinations Inc.  As a result, the Company entered into a new debenture agreement in the amount of $317,517, due and payable in September 2012.  Please refer to Note 6 – Convertible Bonds above for additional details.

c.	Transactions with directors and officers

•
Ms. Jacqueline Danforth is CEO and a director of the Company. She provides consulting services to the Company and its subsidiaries. During the six month period ended June 30, 2011, Ms. Danforth provided services to the Company for the invoiced amount of $50,622. Ms. Danforth did not receive any cash in consideration for her services in the first and second quarters of fiscal 2011 and an amount of $50,622 was accrued. As of June 30, 2011, the Company owes Ms. Danforth $591,793, which has been accumulated from 2001 to 2011.

•
Mr. Bryan Hunsaker, President and Mr. Steve Ault,Vice President – Product Development of FACT Products Inc. receive an annual base salary of $80,000 with an additional $13,200 as an expense allowance for general expenses inclusive of telephone, internet and other pre-approved expense items for travel and miscellaneous activities.

•
H H and Company LLC, a consulting company owned by Mr. Brad Hunsaker, a director of the Company, charged the Company $30,000 for consulting services during the six month period ended June 30, 2011.  Additionally, the Company accrued $6,000 as an expense allowance for H H and Company LLC in respect of general expenses including telephone, internet, office space and other pre-approved general expense amounts.  The Company did not make any payments to H H and Company LLC during the six month period ended June 30, 2011. As at June 30, 2011, an amount totaling $132,000 was due and payable to H H and Company LLC.

•
During the six months ended June 30, 2011, Ms. Jacqueline Tucker, Chief Financial Officer of the Company invoiced the Company $30,000 for services provided. The Company did not make any cash payments to reduce the account, leaving $30,000 due and payable to Ms. Tucker as at June 30, 2011.

•	Dr. Brian Raines, a director of the Company, is due $13,344 for consulting service rendered in 2003.

FACT CORPORATION
Notes to the Interim Consolidated Financial Statements for the Six Months Ended June 30, 2011
 (Unaudited – prepared by Management)

Note 13 – Commitments

Marketing agreement:

On August 17, 2010, the Company entered into a Spokesperson Agreement (the “Agreement”) with Hope Warshaw Associates, LLC (“Warshaw”). Under the agreement, Warshaw is a media and product representative for the Company’s products in connection with the Nutrition FirstTM product line for the consumer with diabetes, and related campaigns. The Company will pay to Warshaw an annual stipend of $18,000 consisting of quarterly payments of $3,000 paid in cash by the 15th day of the last month of each quarter, commencing September 2010, and a cash equivalent of $1,500 quarterly to be paid in shares of the Common Stock of the Company, with the unit price of the stock being calculated based on the 10 day average closing price prior to the 15th day of the last month of each calendar quarter commencing September 2010.   Additionally Ms. Warshaw will charge the Company at her hourly rate for ad hoc consulting services. During the six month period ended June 30, 2011, the Company recorded $9,000 as marketing expenses in respect of this contract; $6,000 payable in cash and $3,000 payable by way of the issuance of common shares.  6,250 Class A common shares were issued for the cash equivalent of $1,500 during the quarter ended June 30, 2011, and $7,000 was paid in cash in respect of current period fees and accounts payable from prior periods. A balance of $1,500 payable in the form of shares of common stock was due to Warshaw as at June 30, 2011, which amount was settled subsequent to the period.

Note 14– Subsequent Events

Subsequent to June 30, 2011, the Company issued a total of 12,097 shares of common stock to a consultant in respect of services provided under a consulting contract totaling $1,500.

Subsequent to June 30, 2011, the Company issued a total of 150,000 incentive stock options to certain consultants to the Company, which options vest ratably on a quarterly basis over the period of one year from the date of issue.

Subsequent to June 30, 2011, FACT Products Inc. entered into a Loan Agreement with HH and Company LLC, a company controlled by a member of our Board of Directors to provide a total of up to $50,000 as an operating  line of credit for use in financing trade receivables at a rate of 1.5% per month for any amount in use under the line.

Subsequent to June 30, 2011, the Board of Directors of the Company approved various debt settlements with certain of its creditors to settle a total of $2,907,102 in loans and accounts payable by way of the issuance of a total of 38,761,357 shares of Class A common stock at $0.075 per share.   As of the date of this filing, the Company is finalizing the negotiations with creditors.   As at the date of this filing, not all of the creditors have executed settlements and the shares have yet been issued.

Subsequent to June 30, 2011, the Company’s CEO and President, Jacqueline Danforth, provided collateral in the form of a second position mortgage on certain residential property in the amount of US$262,725 (CAD$250,000) as additional security in respect of a Line of Credit discussed above in Note 8.    The Board of Directors authorized the issuance of a total of 3,503,000 shares of the Company’s Class A common stock at a value of $0.075 per share, to be held in escrow for the benefit of Ms. Danforth in the event the Company defaults on the line of credit and the collateral is seized.   As at the date of this filing, no shares in respect of this security have yet been issued.

Subsequent to June 30, 2011, the Company’s subsidiary Wall Street Real Estate Ltd. received proceeds of US $105,090 (CAD$100,000) in the form of a secured loan, which funds were used to purchase a recreational vehicle for use in the Company’s fall promotional activities across the United States.  The vehicle serves as the collateral for the secured loan, which has a term of two years and bears interest at a rate of 8%.

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

General Overview

FACT Corporation predominantly operates in the functional food industry through its wholly-owned subsidiary, Food and Culinary Technology Group Inc., (“FACT Group”) developing, licensing and supplying turnkey functional bake mixes to customers who manufacture, distribute, and market bakery and pasta products to consumers through a variety of conventional and alternative channels including retail, food service and specialty markets. Presently the Company’s primary revenue stream is generated by FACT Group from the sale of these functional bake mixes in a wholesale format.  During the fall of 2010, the Company launched a new line of products for sale in a 1 lb format both direct to the consumer via the internet and for sale in retail grocery locations in North America under its brand Nutrition First™.   Presently FACT Group has secured in excess of 500 points of distribution for its new retail product line.

The Company previously had minimal operations through its wholly-owned subsidiary, Wall Street Real Estate Ltd., which generated revenues through the rental and sub-lease of office space in Calgary, Alberta. These leasing operations ceased in August 2010 when the head lease for the office space expired. Currently, Wall Street Real Estate Ltd. has no operations, however it holds title to a recreational vehicle which was purchased to be used by FACT Group in its promotional marketing activities in the fall of 2011.

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

Liquidity and Capital Resources

During the most recently completed six month period ended June 30, 2011, the Company carried increased inventory levels from $79,045 at December 31, 2010 to $239,368 at June 30, 2011.  Inventory on hand increased, as a result of anticipated orders from one of the key customers for our line of commercial premix products.  The Company also carries a certain amount of packaging and raw materials on hand in respect to its line of consumer focused products under its Nutrition First brand. Accounts payable - trade in total continued to reflect an increased balance as compared to year end figures from $367,813at December 31, 2010 to $518,074 at June 30, 2011.

The Company was able to successfully and timely collect accounts receivable in the period, which funds were used to reduce accounts payable and for general operating expenses.

The Company received loan proceeds totaling $37,052 during the six month period ended June 30, 2011 from an arm’s length third party to help offset accounts payable and operational shortfalls.  The Company anticipates that it will be required to continue to seek external sources of funding in order to meet our ongoing capital requirements until such time as the Company can obtain revenues in sufficient amounts to meet all inventory purchase requirements and general operating expenses.   Subsequent to June 30, 2011, the Board of Directors of the Company authorized management to negotiate debt settlements with certain of its creditors to retire up to $2,907,102 in loans and accounts payable by way of the issuance of a total of 38,761,357 shares of Class A common stock at $0.075 per share.  Currently management of the Company is finalizing negotiations with the creditors.  It is not known if all of the creditors will agree to such settlements.

The Company anticipates it will require between $1,500,000 to $4,000,000 over the next twelve months to successfully implement its 2011 through 2013 strategic plan, which includes significant product development and commercialization efforts, marketing studies and category analysis, marketing plans and sales efforts, a national consumer awareness and public relations campaign, concepts for development, manufacturing and  distribution of a line of our own food products for specific restricted dietary needs, expanded management resources and support staff, and other day to day operational activities. The Company may require additional funds beyond the $1,500,000 to $4,000,000 above, over the next three years; to assist in realizing its goals should it not achieve anticipated bench marks over the 2011, 2012 and 2013 fiscal years. The amount and timing of additional funds required cannot be definitively stated as at the date of this report and will be dependent on a variety of factors. As of the filing of this report, the Company has been successful in raising funds required to meet our existing revenue shortfall for the funding of our current operations. Funds have been raised through private loans, equity financing and conventional bank debt, as well as through the sale of certain active and passive investments. The Company anticipates revenues generated from its functional food business and its nutraceutical business will greatly reduce the requirement for additional funding; however, we cannot be certain the Company will be successful in achieving revenues from those operations. Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

The Company is actively seeking to raise such funds and has taken steps to retire debt in order to locate suitable financing sources, but at present has not yet secured the financing.

Results of Operations

Six month period ended June 30, 2011 as compared to six month ended June 30, 2010

The following table sets forth our consolidated net revenue and gross profit from the sale of functional food premix for the periods indicated:

	Six month periods ended June 30,
	2011	2010	Change
Net revenue from Functional food premix	$722,401	$376,961	91.64%
Gross Profit on Functional food premix	$141,735	$72,021	96.80%
Gross Profit Rate	19.62%	19.11%	2.67%

Net revenue from Natural supplement products	$200,182	$-	-
Gross Profit on Natural supplement products	$25,043	$-	-
Gross Profit Rate	12.51%	-	-

Net revenues and gross profit: Net revenues from Functional food premix for the six month period ended June 30, 2011 increased $345,440 or 91.64%, to $722,401 from $376,961 for the same period ended June 30, 2010.  The increase to net revenues is attributable to three key factors: (a) increased sales to existing customers; (b) sales of finished products to new customer accounts; and, (c) sales of our line of 1 lb Nutrition First line of mixes.  Sales of commercial premixes to existing customers over the same reporting periods ended June 30, 2011 and 2010 increased 49% from $348,500 to $520,100.  Sales to new customers of finished goods and Nutrition First products during the six month period ended June 30, 2011 totaled $199,949 with no comparative sales in the prior fiscal quarter.  Gross margin on sales of functional foods and products during the quarter ended June 30, 2011 totaled $141,735 as compared to $72,021 in 2010, an increase of over 96%.

In addition, FACT Products recorded sales of $200,182 during the six month period ended June 30, 2011, with no comparative sales in the six months ended June 30, 2010.  Costs of goods sold totaled $175,139, with a gross margin of approximately 12%.

There were no revenues recorded as rental income during the six month period ended June 30, 2011, with $43,064 being recorded during the six months ended June 30, 2010.

Legal services:  During the six month period ended June 30, 2010, the Company received a $7,000 payment, which was released from a previously established escrow account to be applied directly against legal fees incurred from prior periods, as a  result of a legal settlement concluded in 2009 with one of the plaintiffs and filed under a consent order with the courts in February 2010.  As a result, the Company reported a recovery of legal fees of $6,218 in the six month period ended June 30, 2010 compared to fees of $1,642 for the six month period ended June 30, 2011.  During the quarter ended June 30, 2011, the Company negotiated a reduction to an accounts payable related to marketing expenses and an amount of $3,242 has been recorded as other income - Gain on Debt Forgiveness as compared to $12,276 recorded during the same six month period in the prior fiscal year, which amount represented a negotiated reduction to certain outstanding legal fees.

General and administrative expense: General and administrative expense related to operations in the functional foods business increased from $204,823 for the six month period ended June 30, 2010 to $239,183 for the same period ended June 30, 2011, while consulting fees remained consistent of $60,000. General and administrative expenses included in our total reported figures of $413,783 included $112,359 during the six month period ended June 30, 2011 related to the operation of FACT Products representing salaries and other expenses as compared to $Nil in the prior comparative quarter.

Interest expense increased during the comparative quarters from $82,635 (2010) to $142,835 (2011), as the Company secured additional funds in the form of loans to assist with operations..

Marketing expense: Marketing expenses for our existing and new product lines including the maintenance of our e-commerce website and marketing and media plans involving social media and conventional marketing, totaled $81,293 for the six months ended June 30, 2011, as compared to $12,034 for the six month period ended June 30, 2010.

Net loss:  As a result of the foregoing, our net loss for the six month period ended June 30, 2011 increased to $635,052 as compared to $460,779 for the same period ended June 30, 2010.

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

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

As at the date of this report the Company is not aware of any pending or contemplated legal proceedings.

ITEM 1A.           RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Subsequent to the period ended June 30, 2011 the Company issued 12,097 shares of Class A common stock pursuant to the Spokesperson Agreement identified in Note 13 of the Financial Statements included in this report.

The shares of common stock noted above were issued with an exemption from the registration requirements of the Securities Act of 1933, as amended,  pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.             (REMOVED AND RESERVED)

ITEM 5.              OTHER INFORMATION

None

ITEM 6.               EXHIBITS

Number	Description	Reference
3.1(i)	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 1990
3.1(ii)	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on November 26, 2001	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the year ended December 31, 2002
3.1(iii)	Articles of Amendment to Articles of Incorporation, filed with the State of Colorado Secretary of State on February 8, 2002	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Annual Report for Form 10-KSB for the year ended December 31, 2002
3.2	Amended Bylaws	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 1994
10.1	2008 Stock Option and Stock Award Plan	Incorporated by reference to the Exhibits previously filed with FACT Corporation’s Definitive 14C on August 22, 2008
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACT CORPORATION

Date:	August 12, 2011	By:	/s/ Jacqueline Danforth
		Name:	Jacqueline R. Danforth
		Title:	Chief Executive Officer, President (Principal Executive Officer)

Date:	August 12, 2011	By:	/s/ Jacqueline Tucker
		Name:	Jacqueline Tucker
		Title:	Chief Financial Officer (Principal Accounting Officer)