Form 10-Q
period 2011-09-30
FACT CORP
filed 2011-11-21
CIK 707674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30 , 2011

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

61,537,789 common shares outstanding as of November 15, 2011
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FACT CORPORATION

PART I

ITEM 1.                      FINANCIAL STATEMENTS

The accompanying unaudited interim  condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Page
Interim Condensed Consolidated Financial Statements ( unaudited prepared by management)
Interim Condensed Consolidated Balance Sheets ( unaudited prepared by management)	F-2
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss ( unaudited prepared by management)	F-3
Interim Condensed Consolidated Statements of Cash Flows ( unaudited prepared by management)	F-4
Notes to Interim Condensed Consolidated Financial Statements ( unaudited prepared by management)	F-5 to F-16

FACT CORPORATION

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Stated in US Dollars)

(UNAUDITED – PREPARED BY MANAGEMENT)

FACT CORPORATION
INTERIM CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited– prepared by Management)

ASSETS	September 30, 2011	December 31, 2010
Current Assets
Cash	$31,417	$323,198
Accounts receivable	124,174	200,371
Inventory	129,278	79,045
Prepaid expense	56,542	1,695
Total Current Assets	341,411	604,309
Vehicle, net of depreciation	90,154	-
Intellectual property	314,097	500,875
Total Assets	$745,662	$1,105,184

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$491,488	$576,563
Advances from related parties	228,102	853,715
Customer deposits	54,717	-
Short-term loans from related parties	45,837	67,559
Short-term loans	96,820	387,538
Current portion of long-term debt and other long-term obligations	269,034	219,620
Total current liabilities	1,185,998	2,104,995
Long-term debt, net of discount	45,034	140,617
Convertible notes payable, net of discount	311,943	1,579,113
Other long-term obligations	901,280	1,115,469
Total Liabilities	2,444,255	4,940,194

Stockholders' Deficiency
Class A Common stock – no par value per share; Shares authorized: 100,000,000; 61,537,789 and 19,238,912 shares issued and outstanding as at September 30, 2011 and December 31, 2010 respectively	27,549,076	23,317,356
Additional paid in capital	581,839	999,789
Accumulated other comprehensive income	91,535	96,755
Accumulated deficit	(29,921,043)	(28,248,910)
Total Stockholders' Deficiency	(1,698,593)	(3,835,010)
Total Liabilities and Stockholders' Deficiency	$745,662	$1,105,184

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

FACT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	3 Months Ended		9 Months Ended
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Revenue:
Net sales	$759,423	$180,566	$1,682,006	$557,527
Rental income	-	4,134	-	47,198
Total revenue	759,423	184,700	1,682,006	604,725
Cost of sales	616,091	134,659	1,371,896	439,599
Gross profit	143,332	50,041	310,110	165,126

Operating expenses:
Professional fees	16,000	12,114	58,642	31,349
Depreciation	63,384	62,337	187,903	187,010
Marketing and advertising expense	22,840	68,341	104,133	80,375
Research and development expense	-	10,944	-	45,478
General and administrative	179,887	176,635	593,670	491,664
Total operating expense	282,111	330,371	944,348	835,876

Loss from operations	(138,779)	(280,330)	(634,238)	(670,750)
Gain on debt forgiveness	124,673	-	127,915	12,276
Loss on debt settlement	(969,230)	-	(969,230)	-
Interest expense	(53,745)	(44,934)	(196,580)	(127,569)
Net loss	$(1,037,081)	$(325,264)	$(1,672,133)	$(786,043)

Per common share data, basic and diluted:
Net loss	$(0.03)	$(0.02)	$(0.07)	$(0.04)
Weighted average number of Class A common shares outstanding, basic and diluted	37,176,512	18,796,328	25,286,267	18,794,021

Comprehensive income:
Net loss	$(1,037,081)	$(325,264)	$(1,672,133)	$(786,043)
Foreign currency translation adjustments	1,117	(1,930)	(5,220)	(2,343)
Total comprehensive income	$(1,035,964)	$(327,194)	$(1,677,353)	$(788,386)

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

FACT CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited– prepared by Management)
	9 Months Ended
	Sept. 30, 2011	Sept. 30, 2010
Cash flows from operating activities:
Net loss	$(1,672,133)	$(786,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	187,903	187,010
Amortization of discounts and premiums	56,506	16,337
Accrued interest	102,872	103,342
Loss on debt settlement	969,230	-
Gain on debt forgiveness	(127,915)	-
Shares issued for consulting services	153,278	-
Stock-based compensation	4,172	58,582
Changes in operating assets and liabilities:
Accounts receivable	77,616	51,137
Inventory	(50,233)	(136,528)
Prepaid expenses and other current assets	(65,410)	(4,618)
Customer deposits	54,717	-
Accounts payable and accrued liabilities	284,959	298,475
Net cash used in operating activities	(24,438)	(212,306)

Cash flows from investing activities:
Purchase of vehicle	(91,279)	-
Net cash used in investing activities:	(91,279)	-

Cash flows from financing activities:
Additions to short-term loan from related parties	-	48,147
Additions to short-term loans	188,274	257,862
Repayments of short-term loans	(201,875)	-
Proceeds from issuance of unit private placements	-	22,500
Reduction to acquisition cost payable	(166,071)	(128,554)
Net cash provided (used) by financing activities	(179,672)	199,955

Effect of foreign exchange on transactions	3,608	(1,216)

Net increase (decrease) in cash	(291,781)	(13,567)
Cash at beginning of year	323,198	45,736
Cash and cash equivalents at end of year	$31,417	$32,169

Supplemental disclosure of cash flow information:
Interest paid	$27,279	$-
Income taxes paid (refund)	-	-

Supplemental schedule of non-cash financing:
Common stock issued for debt settlement for 8% convertible notes with accrued interest	$1,508,208	$-
Common stock issued for debt settlement for short term loan with accrued interest	451,145	-
Common stock issued for debt settlement for short term loan – related parties with accrued interest	74,329	-
Common stock issued for debt settlement for accounts payable	29,072	-
Common stock issued for debt settlement for advances from related parties	844,936	-
Total	$2,907,690	$-

The accompanying notes form an integral part of these interim condensed consolidated financial statements.

FACT CORPORATION
Notes to the Interim Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2011
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

As of September 30, 2011, the Company has two wholly-owned subsidiaries, FACT Group and WSRE.  FACT Products Inc., a Nevada corporation, a company that currently has operations in the international supplement markets, was incorporated in November 2001 and is a wholly-owned subsidiary of FACT Group.

Operations - Functional Food Business

The Company entered the functional food industry in November 2001 with the acquisition of FACT Group.  During the fiscal year ended December 31, 2002, FACT Group commenced sales of products manufactured from its proprietary functional food formulations. During 2010 FACT Group expanded its product portfolio to include a line of retail bake mixes under its Nutrition First brand. Additionally in August 2010, FACT Group reactivated its dormant subsidiary FACT Products Inc. to market and sell a line of natural supplement products to the international marketplace under both branded and private label formats. All revenues in the current fiscal year were derived from these ongoing operations in the food and natural product supplements industry. The Company is expanding its operations in fiscal 2011 to include branded ready to eat bakery snack formats under its Nutrition First TM brand.

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

FACT CORPORATION
Notes to the Interim Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2011
 (Unaudited – prepared by Management)

Note 1 – Operations and Organization (Continued):

Preparation of Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of FACT Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim consolidated financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. However, management believes that the disclosures made are adequate to make the information not misleading. Management has evaluated subsequent events through the date the financial statements were issued.

In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2011, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on April 15, 2011.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. During the most recently completed nine month period ended September 30, 2011, the Company determined to consolidate certain line items on its statements of operations  to one line item entitled “General and administrative expenses”.

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

FACT CORPORATION
Notes to the Interim Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2011
 (Unaudited – prepared by Management)

Note 3 – Acquisition of Food and Culinary Technology Group Inc. (“FACT Group”), Intellectual Property and Issuance of Class C Common Stock (Continued):

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

Note 4 – Accounts Receivable:

The Company’s accounts receivable consists solely of trade receivables totaling $124,174 as at September 30, 2011 and $200,371 as of December 31, 2010.

Note 5 - Prepaid expense and Customer deposits

The Company records payments received from customers before product is delivered as customer deposits in the consolidated balance sheets. The Company records payments made to vendors before product is received as prepaid expense in the consolidated balance sheets.

FACT CORPORATION
Notes to the Interim Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2011
 (Unaudited – prepared by Management)

Note 6 – Property, plant and equipment:

In July 2011, the Company’s subsidiary WSRE purchased a vehicle for use in the Company’s planned promotional activities across the United States.

The Company recorded the vehicle purchase at cost. Depreciation is computed using the straight-line method over the 10 year estimated useful life of the asset. The estimated salvage value of the vehicle used for calculations is 30% of the cost.

As of September 30, 2011, property, plant and equipment consists of the following:

	Sept. 30, 2011 $	Dec. 31, 2010 $
Vehicle	91,279	-
Less: depreciation	(1,125)	-
Vehicle, net of depreciation	90,154	-

Note 7 – Convertible bonds:

8% unsecured convertible notes due 2012:

(a)
On September 11, 2009, the Company entered into debt settlement agreements  with certain of  its creditors to settle a total of $1,304,172 by way of convertible loan agreements. The loans extended for a period of three years, expiring in 2012; with interest payable annually at 8% per annum, compounded monthly. The loans were unsecured and were  convertible for a period of one year from the date of issue into shares of the Company’s Class A common stock at a deemed price of $0.15 per share, for a total issuance of 8,694,481 shares, if converted. During the third quarter of 2010, the Company renegotiated the term of convertibility of the loans and a two year extension for conversion on the same terms was granted.

During the month of July 2011, the Board of Directors and the holders of the 8% unsecured convertible bonds entered into negotiations to settle the  outstanding balance of the bonds effective July 31, 2011 including all unpaid interest as at that date by way of shares of the Company’s common stock at a discount to the current trading price of the Company’s common stock.  On August 3, 2011, the Company approved the settlement of the principal and interest outstanding as of July 31, 2011, totaling $1,508,208 by way of the issuance of 20,109,437 Class A shares of common stock at a deemed price of $0.075 per share to the bond holders or their designees. The market value of the common stock on the issuance date was $0.10, and as a result the Company recorded a loss on the debt settlement of $502,736 which is included in Other Expenses. The unamortized discount of $22,348 as at July 31, 2011, the settlement date, was recorded against additional paid in capital.

A discussion of the application of the accounting standards for the convertible bonds up to the settlement date of July 31, 2011 is provided below.

Applying the accounting standards for convertible bonds effective in fiscal 2009, the convertible bonds are recorded using the fair market value of a comparative straight bond with all the similar features other than the convertible feature. The difference between fair market value and bond principle is recorded as an unamortized bond discount and will be amortized through the life of the bond which is 3 years, or up until the date of settlement. The effective interest rate used on the liability component was 10% per annum, compounded monthly, which was the best estimate by management. This rate was used to accrue interest expense as the standards required.

The discount on the 8% unsecured convertible bonds is amortized to interest expense using the effective interest method, over the life of the debt instrument. The carrying value of the financing was as follows as the settlement date:

FACT CORPORATION
Notes to the Interim Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2011
 (Unaudited – prepared by Management)

Note 7 – Convertible bonds (continued):

	July 31, 2011	December 31, 2010
8% unsecured convertible bonds, at face value	$1,304,172	$1,304,172
Less: unamortized discount	(22,348)	(32,907)
Carrying value	$1,281,824	$1,271,265

The 8% unsecured convertible bonds bear interest at the rate of 8% per year compounded monthly. Interest expense recorded related to the amortization of debt discount and interest expense at the contractual rate was as follows:

	3 Months Ended		9 Months Ended
	July 31, 2011	Sept. 30, 2010	July 31, 2011	Sept 30, 2010
Amortization of debt discount	$1,473	$4,285	$10,559	$12,546
Interest at contractual rate	9,193	27,284	62,871	80,962
	$10,666	$31,569	$73,430	$93,508

The Company did not make any payments towards principal or interest to the bond holders during the seven month period ended July 31, 2011.  An amount of $204,036 in accrued interest was due and payable as at July 31, 2011 so that the total amount of principal and interest totaled $1,508,208 on the settlement date.

(b)
On September 11, 2009, the Company renegotiated an outstanding debenture due in December 2009.  As a result, the Company entered into a new debenture agreement in the amount of $317,517 with Ultimate Resort Destinations Inc. (“Ultimate”).  Ultimate currently holds a debenture over the shares of Food and Culinary Technology Group Inc. (FACT Group Inc.), the Company’s wholly-owned subsidiary operating in the customized nutrition solutions industry. The debenture was secured by all assets of the Company. The debenture has been rewritten for a period of three years, expiring in September 2012, with interest payable at 6% per annum.  The debenture was convertible for a period of two years into the Company’s Class A common stock at a deemed price of $0.14 per share, for a total issuance of 2,267,980 shares, if converted prior to September 11, 2011.  The ability to convert has expired without renewal on September 11, 2011.

Based on accounting standards on convertible bonds effective in 2009, the convertible bonds are recorded using fair market value of comparative straight bond with all the similar features, other than the convertible feature. The difference between fair market value and bond principle is recorded as an unamortized bond discount and will be amortized through the life of the bond which is 3 years. The effective interest rate on the liability component was 8% per annum which was the best estimate by management. This rate was used to accrue interest expense as the standards required.

The discount on the 6% secured convertible debenture is being amortized to interest expense using the effective interest method, over the life of the debt instrument. The carrying value of the financing is as follows:

	September 30, 2011	December 31, 2010
6% secured convertible debenture, at face value	$317,517	$317,517
Less: unamortized discount	(5,574)	(9,669)
Carrying value	$311,943	$307,848

FACT CORPORATION
Notes to the Consolidated Financial Statements for the Nine Months Ended September 30, 2011
 (Unaudited – prepared by Management)

Note 7 – Convertible bonds (Continued):

The 6% secured convertible debenture bears interest at the rate of 6% per year. Interest expense recorded related to the amortization of debt discount and interest expense at the contractual rate was as follows:

	3 Months Ended		9 Months Ended
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Amortization of debt discount	$1,395	$1,291	$4,095	$3,791
Interest at contractual rate	4,801	4,802	14,249	14,249
	$6,196	$6,093	$18,344	$18,040

The Company did not make any payments towards principal or interest to the bond holder during the nine month period ended September 30, 2011.  An amount of $39,093 in accrued interest remains due and payable as at September 30, 2011.

Note 8 – Accounts Payable and Accrued Liabilities

A summary of accounts payable and accrued liabilities as of September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010
Accounts payable – trade	$448,266	$367,813
Accounts payable – interest	39,093	179,038
Accrued liabilities	-	16,000
Payroll liabilities	4,129	13,712
	$491,488	$576,563

On August 3, 2011 the Company wrote off a total of $124,673 of aged accounts payable, which amount has been recorded as a gain on forgiveness of debt.  In a prior period the Company negotiated with a creditor for a reduction to their outstanding account in the amount of $3,242, so that cumulative to September 30, 2011 the Company has recorded $127,915 as debt forgiveness. The Company also negotiated debt settlements with certain creditors and their assignees for amounts totaling $29,072 which were settled by the issuance of 387,629 shares of common stock at a deemed value of 0.075 per share.   The market value of the common stock on the issuance date was $0.10, and as a result the Company recorded an additional loss on settlement in the amount of $9,691.

Note 9 – Line of Credit:

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

As consideration for the Loan, FACT Corporation issued the Lender a total of 250,000 share purchase warrants, each warrant entitling the holder to purchase one share of the Class A common stock of the Company at a purchase price of $0.30 USD per share in year one and $0.35 USD per share in year two from the date of the Loan.  In addition to the share purchase warrants the Lender was granted collateral in the form of a reservation notice to the Company’s transfer agent for 1,000,000 shares of the Company’s common stock to be immediately issued and released to the Lender upon notification of an event of default on the Loan. Upon default, all collateral which may be by the way of purchase orders or the shares will become the property of the Lender. Under the terms of the secured promissory note, should the shares be issued, the lender will have the right to sell the collateral shares and apply any proceeds against the balance until the note and any outstanding interest is paid in full.

FACT CORPORATION
Notes to the Interim Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2011
 (Unaudited – prepared by Management)

Note 9 – Line of Credit:( Continued)

Any remaining shares not required to be sold will be returned to the Company.   Should the collateral not retire the loan then the Lender will have the right to pursue such other remedies of collection as may be required.

ASC Topic 470 requires the proceeds of debt issued with detachable stock purchase warrants to be allocated between the debt and stock warrants based on relative market values. The warrants, valued at $114,087 using the Black-Scholes valuation technique are included in the debt discount and are amortized over 2 years.

During the nine month period ended September 30, 2011, The Company made a partial repayment to the principal amount of the loan totaling $201,875 ($185,848 Canadian Dollars).

The carrying value of the financing is as follows:
	September 30, 2011	December 31, 2010
Line of Credit, at face value	$62,111	$249,950
Less: unamortized discount	(17,077)	(109,333)
Carrying value	$45,034	$140,617

The Company is required to accrue and pay monthly, on the first day of the following month, payments of interest only calculated on the principal sum in the amount of eight percent (8%) per annum for so long as the Loan is outstanding.   On such dollar amounts that have been drawn down upon from the principal sum (herein referred to as the “Factored Amount”), the Company shall accrue for such number of days as the Factored Amount is outstanding interest at a rate of one and a half percent (1.5%) per month, which shall be payable on the first day of following month.

During the nine month period ended September 30, 2011, $62,111 (CAD $63,592) was drawn down upon from the principal amount.

Interest expense recorded related to the amortization of debt discount and interest expense at the contractual rate was as follows:
	3 Months Ended		9 Months Ended
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Amortization of debt discount	$14,148	$-	$42,782	$-
Interest at contractual rate	4,827	-	15,117	-
Interest at factored amount	5,725	-	13,770	-
	$24,700	$-	$71,669	$-

During the nine month period ended September 30, 2011, an amount totaling $26,260 (CAD$26,800) was paid in respect to accrued interest on the aforementioned loan. An amount of $2,627 (CAD$2,715) in accrued interest remains due and payable as at September 30, 2011.

On August 3, 2011, Jacqueline Danforth, provided collateral in the form of a second position mortgage on certain residential property in the amount of US$262,725 (CDN$250,000) as additional security in respect of a line of credit .The Board of Directors authorized the issuance of a total of 3,503,000 shares of the Company’s Class A common stock at a value of $0.075 per share, to be held in escrow for the benefit of Ms. Danforth or her assignees in the event the Company defaults on the line of credit and the collateral is seized.

FACT CORPORATION
Notes to the Interim Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2011
 (Unaudited – prepared by Management)

Note 10– Loans Payable

(a)
During the nine month period ended September 30, 2011, the Company received proceeds totaling $37,052 by way of demand loans bearing interest at 8% per annum from several arms-length parties. The Company made partial repayments towards these loans in the amount of $4,135.   During the month of July 2011, the Board of Directors and the creditors entered into negotiations to settle the outstanding balance of the loans effective July 31, 2011including all unpaid interest as at that date, by way of shares of the Company’s common stock at a discount to the current trading price.  As at July 31, 2011, the principal balance on the loan, including amounts advanced and repaid during the current fiscal period totaled $420,800 (December 31, 2010 - $385,038).  The recorded interest expense on the aforementioned loans for the period up to the settlement date totaled $30,347 (December 31, 2010 - $11,735). On August 3, 2011, the Company approved the settlement of the principal and interest outstanding as of July 31, 2011, totaling $451,147 by way of the issuance of 6,015,302 shares of Class A common stock at a deemed price of $0.075 per share to the creditors or their designees. The market value of the common stock on the issuance date was $0.10, and as a result the Company recorded a loss on debt settlement in the amount of $150,382.

(b)
In July 2011, the Company’s subsidiary WSRE received proceeds of US $105,090 (CAD$100,000) in the form of a secured loan which funds were used to purchase a vehicle for use in the Company’s planned promotional activities across the United States.  The vehicle serves as the collateral for the secured loan which has a term of two years and bears interest at a rate of 8%.

Note 11– Common stock

During the nine month period ended September 30, 2011, the Company issued:

1)
26,680 shares of Class A common stock to a consulting company for services rendered in the total amount $4,500 (Note 14) at deemed price based on the 10 day average, quarterly, before the date of issue;

2)	20,109,437 shares of Class A common stock at a deemed price of $0.075 per share in settlement of certain 8% unsecured convertible notes (Note 7);
3)	387,629 shares of Class A common stock at a deemed price of $0.075 per share in settlement of certain accounts payable. (Note 8);
4)	6,015,302 shares of Class A common at a deemed price of $0.075 per share in settlement of certain loans payable (Note 10);
5)	12,256,829 shares of Class A common stock at a deemed price of $0.075 per share in settlement of certain loans and accounts payable (Note 13); and,
6)
3,503,000 Shares to a company controlled by Jacqueline Danforth, our President and Chief Executive Officer in consideration of the provision of a second mortgage on her property to secure an operating line for the Company in the amount of $250,000.

Note 12 – Stock-Based Compensation

Issuance of stock options

On June 13, 2011, the Company granted 10,000 incentive stock options to a consultant of the Company, all of which vested on the date of grant and are exercisable into shares of Class A common stock at $0.275 per share, expiring on August 10, 2018.  The fair value of the 10,000 options granted totaling $1,200, was allocated to additional paid in capital, which amount has been expensed and recorded in the Company's statement of stockholder's deficiency.

On July 18, 2011, the Company issued a total of 150,000 incentive stock options to certain consultants to the Company, which options vest ratably on a quarterly basis over the period of one year from the date of issue.  The Company recognized a stock-based expense of $4,173 on this issuance. Unrecognized compensation expenses related to outstanding stock options as of September 30, 2011 were $14,863 and is expected to be recognized in the amount of $4,459 in 2011 and $10,404 in 2012, respectively.

FACT CORPORATION
Notes to the Interim Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2011
(Unaudited – prepared by Management)

Note 12 – Stock-Based Compensation (continued):

Issuance of stock options (cont’d):

The following is a table of outstanding stock options and changes during the nine month period ended September 30, 2011. All options expire on August 10, 2018.

	Employee Options	Non-employee Options	Weighted Average Exercise Price ($)
Options outstanding, December 31, 2010	475,000	1,850,000	0.322
Options granted:
Employees	-	-	-
Non-employees	-	25,000	0.275
Options exercised	-	-	-
Options canceled	-	-	-
Options expired	-	-	-
Options outstanding, September 30, 2011	475,000	1,875,000	0.321

If not previously exercised or canceled, options outstanding at September 30, 2011 will expire as follows:
	Range of Exercise Prices		Weighted Average Exercise
	High	Low	Shares	Price
Year Ending December 31, 2018	$0.35	$0.27	2,350,000	$0.321

The fair value of each option granted was computed using the Black-Scholes method using the following weighted-average assumptions:

	Nine Months ended September 30, 2011	Year ended December 31, 2010
Expected Volatility:	153.72 ~ 169.38	178.18 ~ 178.78
Risk-free interest rate:	2.26%	2.60 ~ 2.64%
Expected Dividends:	0	0
Expected Term in Years:	7	8

Note 13 – Related Party Transactions

a.	Transactions with International Securities Group Inc.

International Securities Group Inc. (“ISG”) is a company incorporated in Alberta, Canada, and up until August 3, 201, as the largest shareholder of the Company, held approximately 36% of the Company’s Class A common stock. Up until June 2011, Ms. Jacqueline Danforth, the Company’s CEO, also provided regular consulting services to ISG, and ISG provided the Company and its subsidiaries, administrative services on a monthly basis. During June 2011, ISG advised the Company it was ceasing operations and would no longer provide administrative support services. In addition, over the period September 1, 2010 to July 31, 2011 ISG leased office space to the Company on a month to month basis at a rate of $1,250 per month plus applicable taxes.  ISG has also provided various loans to the Company to assist with working capital shortfalls.  On August 3, 2011, the Company approved a debt settlement to settle a total of $60,496 in loans and a total of $237,500 in accounts payable by way of the issuance of 3,973,286 shares of Class A common stock at $0.075 per share to ISG or its designees.  The market value of the common stock on the issuance date was $0.10 and as a result the Company recorded  a loss on debt settlement in the amount of $99,334.

FACT CORPORATION
Notes to the Interim Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2011
(Unaudited – prepared by Management)

Note 13 – Related Party Transactions (continued)

a.	Transactions with International Securities Group Inc. (cont’d)

Details of the transactions with ISG during the nine month period ended September 30, 2011 are as follows:

•
Up to July 31, 2011, ISG invoiced $65,621 (2010 - $101,870) for administrative services to the Company and its subsidiaries, and $8,058 (2010 - $5,859) for office rent. As at July 31, 2011, the Settlement date, an amount totaling $237,500 in accounts payable was settled by way of the issuance of shares of common stock.

•
ISG funded demand loans totaling $54,559 to the Company for working capital bearing interest at a rate of 8% per annum. The accrued interest expense on these loans up to the settlement date totaled $2,535. As at the settlement date, an amount of $60,496 including principal and accrued interest was settled by way of the issuance of shares of Class A common stock.

b.	Transactions with Clifford Winsor and companies controlled by him

Clifford Winsor is a stockholder of the Company.   Mr. Winsor controls Ultimate Resort Destinations Inc. and Ultimate Destinations Inc., both of whom were creditors and stockholders of the Company.   On August 3, 2011, the Company approved a debt settlement to settle a total of $13,832, including accrued interest of $832, in loans payable and a total of $27,186 in accounts payable by way of the issuance of 546,906 shares of Class A common stock at $0.075 per share to Mr. Winsor or his designees.  The market value of the common stock on the issuance date was $0.10, and as a result the Company recorded a loss on the debt settlement in the amount of $15,473.  As at September 30, 2011 an amount totaling $488 remained due and payable to Mr. Winsor in accounts payable – related parties.

On the Settlement Date, Mr. Winsor was no longer a related party.   He remains the controlling shareholder of Ultimate Resort Destinations Inc., a company that holds a debenture over certain assets of the Company (Note 7(b)).

c.	Transactions with directors and officers

•
Jacqueline Danforth is  the CEO and a director of the Company. She provides consulting services to the Company and its subsidiaries. During the nine month period ended September 30, 2011, Ms. Danforth provided services to the Company for the invoiced amount of $75,933. On August 3, 2011, the Board of Directors of the Company approved debt settlements to settle a total of $580,248 in cumulative accounts payable due to a company controlled by Ms. Danforth as at July 31, 2011, by way of the issuance of 7,736,637 shares of Class A common stock at $0.075 per share. The market value of the common stock on the issuance date was $0.10, and as a result the Company recorded a loss on debt settlement in the amount of $193,416.   Accounts payable – related party includes a total of $17,250 due to Ms. Danforth for salary accrued in August and September and certain reimbursable expenses.

•
On August 3, 2011, Jacqueline Danforth, provided collateral in the form of a second position mortgage on certain residential property in the amount of US$262,725 (CAD$250,000) as additional security in respect of a line of credit discussed above in Note 9.    The Board of Directors authorized the issuance of a total of 3,503,000 shares of the Company’s Class A common stock at a value of $0.075 per share, to be held in escrow for the benefit of Ms. Danforth or her assignees in the event the Company defaults on the line of credit and the collateral is seized.   The market value of the common stock on the issuance date was $0.10, and as a result the Company recorded additional expense in the amount of $87,575 to additional paid in capital.

FACT CORPORATION
Notes to the Interim Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2011
 (Unaudited – prepared by Management)

Note 13 – Related Party Transactions (continued)

c.	Transactions with directors and officers (cont’d):

•
Bryan Hunsaker, President of FACT Products Inc. and Steve Ault,Vice President – Product Development  each receive an annual base salary of $80,000 with an additional $13,200 as an expense allowance for general expenses inclusive of telephone, internet and other pre-approved expense items for travel and miscellaneous activities. During the nine month period ended September 30, 2011, the Company paid a total of $69,900 to each of Mr. Hunsaker and Mr. Ault.   As at September 30, 2011 an amount totaling $2,020 remained due and payable to Mr. Hunsaker in respect of expenses to be reimbursed.

•
H H and Company LLC, a consulting company owned by Mr. Brad Hunsaker, a director of the Company, charged the Company $45,000 for consulting services during the nine month period ended September 30, 2011.  Additionally, the Company accrued $9,000 as an expense allowance for H H and Company LLC in respect of general expenses including telephone, internet, office space and other pre-approved general expense amounts.  The Company did not make any payments to H H and Company LLC during the nine month period ended September 30, 2011. As at September 30, 2011, $150,000 was due and payable to H H and Company LLC.

•
In July 2011, Fact Products Inc. entered into a Loan Agreement with H H and Company LLC, to provide a total of up to $50,000 as an operating line of credit for use in financing trade receivables at a rate of 1.5% per month for any amount in use under the line. During the nine month period ended September 30, 2011, an amount totaling $1,019 was paid in respect to the accrued interest on the aforementioned loan. An amount of $290 in accrued interest remains due and payable as at September 30, 2011. The balance sheet reflects a total of $45,837 in respect of the amount of the credit facility in use as at September 30, 2011.

•
During the nine months ended September 30, 2011, Jacqueline Tucker, Chief Financial Officer of the Company invoiced the Company $45,000 for services provided. The Company did not make any cash payments to reduce the account, leaving $45,000 due and payable to Ms.Tucker at September 30, 2011.

•	Dr. Brian Raines, a director of the Company, is due $13,344 for consulting service rendered in 2003.

Note 14 – Commitments

Marketing agreement:

On August 17, 2010, the Company entered into a spokesperson agreement (the “Agreement”) with Hope Warshaw Associates, LLC (“Warshaw”). Under the agreement, Warshaw is a media and product representative for the Company’s products in connection with the Nutrition FirstTM product line for the consumer with diabetes, and related campaigns. The Company will pay to Warshaw an annual stipend of $18,000 consisting of quarterly payments of $3,000 paid in cash by the 15th day of the last month of each quarter, commencing September 2010, and a cash equivalent of $1,500 quarterly to be paid in shares of the Common Stock of the Company, with the unit price of the stock being calculated based on the 10 day average closing price prior to the 15th day of the last month of each calendar quarter commencing September 2010.   Additionally Ms. Warshaw will charge the Company at her hourly rate for ad hoc consulting services. During the nine month period ended September 30, 2011, the Company recorded $16,550 as marketing expense in respect of this contract.  26,680 shares of Class A common stock were issued for the cash equivalent of $4,500, and $6,000 was paid in cash, leaving amount of $6,050 owing to Warshaw as of September 30, 2011.  In August 2011 the Company and Ms. Warshaw extended the term of the contract for a further 1 year term.

FACT CORPORATION
Notes to the Interim Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2011
 (Unaudited – prepared by Management)

Note 15– Subsequent Events

Subsequent to the quarter ended September 30, 2011, the Company received additional funding by way of a further line of credit in the total amount of $112,826 from an arm’s length third party

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company previously had minimal operations through its wholly-owned subsidiary, Wall Street Real Estate Ltd. (“WSRE”), which generated revenues through the rental and sub-lease of office space in Calgary, Alberta. These leasing operations ceased in August 2010 when the head lease for the office space expired. Currently, WSRE has no operations, however it holds title to a recreational vehicle which was purchased to be used by FACT Group in its promotional marketing activities.

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

Liquidity and Capital Resources

During the most recently completed nine month period ended September 30, 2011, the Company carried increased inventory levels from $79,045 at December 31, 2010 to $129,278 at September 30, 2011.  Inventory on hand increased, as a result of anticipated orders from one of the key customers for our line of commercial premix products.  The Company also carries a certain amount of packaging and raw materials on hand in respect to its line of consumer focused products under its Nutrition First brand. Accounts payable - trade in total continued to reflect an increased balance as compared to year end figures from $367,813 at December 31, 2010 to $479,225 at September 30, 2011.  See Note 8 to the Financial Statements.

The Company was able to successfully and timely collect accounts receivable in the period, which funds were used to reduce accounts payable and for general operating expenses, reducing accounts receivable from $200,371 at December 31, 2010 to $124,174 at the period ended September 30, 2011.

During the period, the Company received proceeds from short term loans totaling $188,274 to assist with operational shortfalls, and the purchase of a recreational vehicle for use in the Company’s marketing programs commencing fall 2011 and throughout fiscal 2012.  The Company also received a further operating line of credit for amounts up to $50,000 from a company controlled by one of our officers and directors for use in expanding the business of the FACT products division.   During the quarter, the Company settled a total of $2,907,690 in loans, notes and various accounts payable, including amounts received during the year, by the issuance of a total of 38,769,197 shares of the Company’s class A common stock at 0.075 per share and wrote down a total of $127,915 in aged payables, contributing substantially to a reduction in both short and long term liabilities. The Company anticipates that it will be required to continue to seek external sources of funding in order to meet our ongoing capital requirements until such time as the Company can obtain revenues in sufficient amounts to meet all inventory purchase requirements and general operating expenses.    Subsequent to September 30, 2011, the Company received additional funding by way of a further line of credit in the total amount of $112,826 from an arm’s length third party for use in assisting the Company in retiring payables in a more expeditious manner.

The Company anticipates it will require between $1,500,000 and $4,000,000 over the next twelve months to successfully implement our 2011 through 2013 strategic plan, which includes significant product development and commercialization efforts, marketing studies and category analysis, marketing plans and sales efforts, a national consumer awareness and public relations campaign, concepts for development, manufacturing and  distribution of a line of our own food products for specific restricted dietary needs, expanded management resources and support staff and other day to day operational activities. The Company may require additional funds beyond the $1,500,000 to $4,000,000 above, over the next three years; to assist in realizing its goals should it not achieve anticipated bench marks over the 2011, 2012 and 2013 fiscal years. The amount and timing of additional funds required cannot be definitively stated as at the date of this report and will be dependent on a variety of factors. As of the filing of this report, the Company has been successful in raising funds required to meet our existing revenue shortfall for the funding of our current operations. Funds have been raised through private loans, equity financing and conventional bank debt, as well as through the sale of certain active and passive investments. The Company anticipates revenues generated from its functional food business and its nutraceutical business will greatly reduce the requirement for additional funding; however, we cannot be certain the Company will be successful in achieving revenues from those operations. Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

The Company is actively seeking to raise such funds and has taken steps to retire debt in order to locate suitable financing sources, but at present has not yet secured the financing.

Results of Operations

Nine month period ended September30, 2011 as compared to the nine month period ended September 30, 2010

The following table sets forth our consolidated net revenue and gross profit from the sale of functional food premix for the periods indicated:

	Nine month periods ended September 30,
	2011	2010	Change
Net revenue from Functional food premix	$840,057	$557,527	50.68%
Gross Profit on Functional food premix	$167,098	$117,928	41.69%
Gross Profit Rate	19.90%	21.15%	(5.91)%

Net revenue from Natural supplement products	$841,949	$-	-
Gross Profit on Natural supplement products	$143,013	$-	-
Gross Profit Rate	16.99%	-	-

Net revenues and gross profit: Net revenues from Functional food premix for the nine month period ended September 30, 2011 increased $282,530 or 50.68%, to $840,057 from $557,527 for the same period ended September 30, 2010. The increase to net revenues is attributable to three key factors: (a) increased sales to existing customers; (b) sales of finished products to new customer accounts; and, (c) sales of our line of 1 lb Nutrition First line of mixes. Sales of commercial premixes to existing customers over the same reporting periods ended September 30, 2011 and 2010 increased 49% from $557,527 to $561,200. Sales to new customers of finished goods and Nutrition First products during the nine month period ended September 30, 2011 totaled $273,316 with no comparative sales in the prior fiscal quarter. Gross margin on sales of functional foods and products during the quarter ended September 30, 2011 totaled $167,098 as compared to $117,928 in 2010, an increase of over 41%.

In addition, FACT Products recorded sales of $841,949 during the nine month period ended September 30, 2011, with no comparative sales in the nine months ended September 30, 2010. Costs of goods sold totaled $698,937, with a gross margin of approximately 17%.

There were no revenues recorded as rental income during the nine month period ended September 30, 2011, with $47,198 being recorded during the nine months ended September 30, 2010.

Legal services: During the nine month period ended September 30, 2010, the Company received a $7,000 payment, which was released from a previously established escrow account to be applied directly against legal fees incurred from prior periods, as a result of a legal settlement concluded in 2009 with one of the plaintiffs and filed under a consent order with the courts in February 2010. As a result, the Company reported a recovery of legal fees of $2,182 in the nine month period ended September 30, 2010 compared to fees of $1,642 for the nine month period ended September 30, 2011. During the quarter ended September 30, 2011, the Company negotiated a reduction to an accounts payable related to marketing expenses and an amount of $3,242 has been recorded as other income - Gain on Forgiveness of Debt as compared to $12,276 recorded during the same nine month period in the prior fiscal year, which amount represented a negotiated reduction to certain outstanding legal bills.

General and administrative expenses: General and administrative expenses related to operations in the functional foods business increased from $185,829 for the nine month period ended September 30, 2010 to $247,362 for the same period ended September 30, 2011, while consulting fees remained consistent of $90,000. General and administrative expenses included in our total reported figures of $593,670 included $170,244 during the nine month period ended September 30, 2011 related to the operation of FACT Products representing salaries and other expenses as compared to $Nil in the prior comparative quarter.

Interest expenses: Interest expense increased during the comparative quarters from $127,569 (2010) to $196,580 (2011), as the Company secured additional funds in the form of loans to assist with operations, and the total outstanding balances on which interest expense was calculated remained higher than in prior periods.

Loss on debt settlement:  $969,230 (2010 – Nil) is related to expenses incurred in respect of certain debt  settlement agreements entered into during the period whereby the Company issued shares of its common stock at a deemed price of $0.075 per share to settle a total of $2,907,690 in loans, notes and accounts payable.  The trading price of the Company’s common stock on the date of issue was $0.10 so that the Company was required to record an additional expense as a result of the settlement.

Marketing expense: Marketing expenses for our existing and new product lines including the maintenance of our e-commerce website and marketing and media plans involving social media and conventional marketing, totaled $104,133 for the nine months ended September 30, 2011, as compared to $80,375 for the nine month period ended September 30, 2010.

Net loss: As a result of the foregoing, our net loss for the nine month period ended September 30, 2011 increased to $1,672,133 as compared to $786,043 for the same period ended September 30, 2010.

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

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As at the date of this report the Company is not aware of any pending or contemplated legal proceedings.

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter that were not reported on our regulatory filings with the SEC on Form 8-K.

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

FACT CORPORATION

Date:	November 21, 2011	By:	/s/ Jacqueline Danforth
		Name:	Jacqueline R. Danforth
		Title:	Chief Executive Officer, President (Principal Executive Officer)

Date:	November 21, 2011	By:	/s/ Jacqueline Tucker
		Name:	Jacqueline Tucker
		Title:	Chief Financial Officer (Principal Accounting Officer)